Form 10-Q
period 2019-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2019-08-08
CIK 821483

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
For the quarterly period ended June 30, 2019

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

51,008,846 shares of Common Stock, $0.01 par value, were outstanding as of August 2, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$106,190	$75,076
Restricted cash	2,447	743
Total cash, cash equivalents, and restricted cash	108,637	75,819
Trade accounts receivable	254,684	160,338
Inventories	573,879	322,065
Prepaid and other current assets	13,833	28,370
Total current assets	951,033	586,592
Property and equipment
Property, plant, and equipment	1,106,419	649,768
Less accumulated depreciation, depletion, and amortization	(146,251)	(111,507)
Property and equipment, net	960,168	538,261
Long-term assets
Operating lease assets	389,047	—
Investment in Laramie Energy, LLC	137,448	136,656
Intangible assets, net	22,617	23,947
Goodwill	194,705	153,397
Other long-term assets	17,392	21,881
Total assets	$2,672,410	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,295	$33
Obligations under inventory financing agreements	636,489	373,882
Accounts payable	146,264	54,787
Deferred revenue	8,079	6,681
Accrued taxes	32,211	17,256
Operating lease liabilities	59,707	—
Other accrued liabilities	79,148	54,562
Total current liabilities	974,193	507,201
Long-term liabilities
Long-term debt, net of current maturities	631,801	392,607
Common stock warrants	7,246	5,007
Finance lease liabilities	6,501	6,123
Operating lease liabilities	332,465	—
Other liabilities	60,641	37,467
Total liabilities	2,012,847	948,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2019 and December 31, 2018, 51,024,186 shares and 46,983,924 shares issued at June 30, 2019 and December 31, 2018, respectively	510	470
Additional paid-in capital	675,870	617,937
Accumulated deficit	(19,490)	(108,751)
Accumulated other comprehensive income	2,673	2,673
Total stockholders’ equity	659,563	512,329
Total liabilities and stockholders’ equity	$2,672,410	$1,460,734

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$1,409,409	$856,396	$2,600,744	$1,621,835

Operating expenses
Cost of revenues (excluding depreciation)	1,251,842	747,924	2,312,574	1,409,823
Operating expense (excluding depreciation)	74,830	53,060	148,504	104,070
Depreciation, depletion, and amortization	21,919	12,775	42,876	25,812
General and administrative expense (excluding depreciation)	11,379	12,905	23,044	24,110
Acquisition and integration costs	818	749	3,702	1,381
Total operating expenses	1,360,788	827,413	2,530,700	1,565,196

Operating income	48,621	28,983	70,044	56,639

Other income (expense)
Interest expense and financing costs, net	(20,278)	(10,544)	(38,988)	(18,921)
Debt extinguishment and commitment costs	(3,690)	—	(9,186)	—
Other income, net	2,177	657	2,264	776
Change in value of common stock warrants	(957)	(74)	(2,239)	671
Change in value of contingent consideration	—	—	—	(10,500)
Equity earnings (losses) from Laramie Energy, LLC	491	(2,352)	792	3,224
Total other income (expense), net	(22,257)	(12,313)	(47,357)	(24,750)

Income before income taxes	26,364	16,670	22,687	31,889
Income tax benefit (expense)	1,805	(492)	66,574	(526)
Net income	$28,169	$16,178	$89,261	$31,363

Income per share
Basic	$0.56	$0.35	$1.78	$0.68
Diluted	$0.56	$0.35	$1.75	$0.68
Weighted-average number of shares outstanding
Basic	49,960	45,684	49,529	45,659
Diluted	50,074	45,723	55,580	45,700

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$89,261	$31,363
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, and amortization	42,876	25,812
Debt extinguishment and commitment costs	9,186	—
Non-cash interest expense	4,968	3,603
Change in value of common stock warrants	2,239	(671)
Deferred taxes	(67,129)	31
Stock-based compensation	3,198	3,103
Unrealized loss on derivative contracts	21,086	4,878
Equity earnings from Laramie Energy, LLC	(792)	(3,224)
Net changes in operating assets and liabilities:
Trade accounts receivable	(60,680)	(10,604)
Prepaid and other assets	12,029	(72,043)
Inventories	(154,878)	15,894
Deferred turnaround expenditures	(1,894)	—
Obligations under inventory financing agreements	74,287	22,311
Accounts payable, other accrued liabilities, and operating lease assets and liabilities	50,480	10,874
Net cash provided by operating activities	24,237	31,327
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(274,291)	(74,331)
Proceeds from purchase price settlement related to asset acquisition	3,226	—
Capital expenditures	(41,404)	(17,657)
Other investing activities	188	797
Net cash used in investing activities	(312,281)	(91,191)
Cash flows from financing activities:
Proceeds from borrowings	450,505	106,500
Repayments of borrowings	(180,541)	(111,844)
Net borrowings on deferred payment arrangements and receivable advances	71,447	30,213
Payment of deferred loan costs	(13,413)	(72)
Payments for debt extinguishment and commitment costs	(7,142)	—
Other financing activities, net	6	(564)
Net cash provided by financing activities	320,862	24,233
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,818	(35,631)
Cash, cash equivalents, and restricted cash at beginning of period	75,819	119,077
Cash, cash equivalents, and restricted cash at end of period	$108,637	$83,446
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(26,740)	$(12,012)
Taxes	(3,966)	—
Non-cash investing and financing activities:
Accrued capital expenditures	$8,085	$2,145
Common stock issued for business combination	36,980	—
Common stock issued to repurchase convertible notes	30,055	—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	45,776	$458	$593,295	$(148,178)	$2,144	$447,719
Stock-based compensation	272	1	1,437	—	—	1,438
Purchase of common stock for retirement	(29)	—	(543)	—	—	(543)
Other comprehensive income (loss)	—	—	—	—	—	—
Net income	—	—	—	15,185	—	15,185
Balance, March 31, 2018	46,019	459	594,189	(132,993)	2,144	463,799
Stock-based compensation	(8)	1	1,663	—	—	1,664
Purchase of common stock for retirement	(3)	—	(21)	—	—	(21)
Other comprehensive income (loss)	—	—	—	—	—	—
Net income	—	—	—	16,178	—	16,178
Balance, June 30, 2018	46,008	$460	$595,831	$(116,815)	$2,144	$481,620

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	46,984	$470	$617,937	$(108,751)	$2,673	$512,329
Issuance of common stock for business combination	2,364	23	36,957	—	—	36,980
Stock-based compensation	246	3	1,532	—	—	1,535
Purchase of common stock for retirement	(44)	—	(734)	—	—	(734)
Net income	—	—	—	61,092	—	61,092
Balance, March 31, 2019	49,550	496	655,692	(47,659)	2,673	611,202
Issuance of common stock for convertible notes repurchase, net (1)	1,449	14	17,775	—	—	17,789
Issuance of common stock for employee stock purchase plan	37	—	754	—	—	754
Stock-based compensation	(31)	—	1,550	—	—	1,550
Purchase of common stock for retirement	(2)	—	(20)	—	—	(20)
Exercise of stock options	21	—	119	—	—	119
Net income	—	—	—	28,169	—	28,169
Balance, June 30, 2019	51,024	$510	$675,870	$(19,490)	$2,673	$659,563
________________________________________

(1)
The issuance of common stock for the repurchase of a portion of our 5.00% Convertible Senior Notes in the three months ended June 30, 2019 is presented net of a $12.3 million write-off associated with the equity component of the repurchased notes.

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries with total throughput capacity of over 200 thousand barrels per day (“Mbpd”). Our co-located refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, acquired in January 2019, produces distillates, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Through June 30, 2019, we completed the rebranding of 25 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of June 30, 2019, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to cash held at commercial banks to support letter of credit facilities and certain ongoing bankruptcy recovery trust claims.
Inventories
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost or net realizable value using the first-in, first-out accounting method (“FIFO”). Commodity inventories at the Washington refinery are stated at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost. Our LIFO reserve was $10.6 million as of June 30, 2019.
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
In connection with the consummation of the Washington Acquisition (as defined in Note 4—Acquisitions), we became a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 8—Inventory Financing Agreements. Under this arrangement, U.S. Oil (as defined in Note 4—Acquisitions) purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third-parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$3,950	$1,639	$7,816	$3,246
Operating expense	13,635	6,501	26,582	13,405
General and administrative expense	762	901	1,544	2,048
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
For the Interim Periods Ended June 30, 2019 and 2018

Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period. There was no adjustment to our opening retained earnings as a result of the adoption of this ASU.
ASU 2016-02 requires lessees to recognize a right-of-use asset (“ROU asset”) and lease liability on the balance sheet for all rights and obligations created by leases. The new standard provided a number of optional practical expedients. We have elected:

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
ASC 842 had a material impact on our consolidated balance sheet; however, it did not materially impact our consolidated statement of operations or statement of cash flows. As a result of the adoption of ASC 842, we recorded ROU assets and lease liabilities related to operating leases of $347 million and $349 million, respectively. Our accounting for finance leases remained substantially unchanged. Additionally, we acquired operating lease assets and lease liabilities of $62 million in connection with the Washington Acquisition (as defined in Note 4—Acquisitions). Please read Note 12—Leases for further disclosures and information.
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
Note 3—Investment in Laramie Energy, LLC
As of June 30, 2019, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $240 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of June 30, 2019, the balance outstanding on the revolving credit facility was approximately $201.0 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
During the second quarter of 2019, we conducted an impairment evaluation of our investment in Laramie Energy as a result of the significant decline in natural gas prices during the latter part of the second quarter of 2019 and determined that the estimated fair value of our investment in Laramie Energy was in the range of $100 million to $123 million compared to a carrying value of $137.4 million. The range was determined using primarily a discounted cash flow approach using pricing forecasts as of quarter end through 2023 and a 5 year historical average for subsequent years. As part of our evaluation, we considered the duration of the decline in fair value, the likelihood that natural gas prices will recover in the near term, the severity of the current decline in natural gas prices and historical pricing trends. We intend and are able to hold our investment in Laramie Energy through the recovery of natural gas prices. Based on these factors, we concluded that the excess of the carrying value of our investment in Laramie Energy over its fair value was not other than temporary and that no impairment loss should be recorded on our statement of operations for the three months ended June 30, 2019. However, sustained downward pressure on natural gas prices could potentially be an indicator of a future other-than-temporary impairment of our investment in Laramie Energy.  We will continue to closely monitor these market factors and their effect on the value of our investment in Laramie Energy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

The change in our equity investment in Laramie Energy is as follows (in thousands):

Six Months Ended June 30, 2019
Beginning balance	$136,656
Equity losses from Laramie Energy	(2,553)
Accretion of basis difference	3,345
Ending balance	$137,448
Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2019	December 31, 2018
Current assets	$21,028	$28,569
Non-current assets	769,913	788,515
Current liabilities	33,986	41,681
Non-current liabilities	280,047	293,084

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Natural gas and oil revenues	$43,270	$46,750	$111,194	$93,431
Income (loss) from operations	(8,205)	(554)	5,538	5,490
Net loss	(2,570)	(8,846)	(5,553)	(1,556)
Laramie Energy’s net loss for the three and six months ended June 30, 2019 includes $21.0 million and $42.4 million of depreciation, depletion, and amortization (“DD&A”) and $8.4 million and $11.1 million of unrealized gains on derivative instruments, respectively. Laramie Energy’s net loss for the three and six months ended June 30, 2018 includes $17.1 million and $32.0 million of DD&A and $8.1 million and $3.5 million of unrealized losses on derivative instruments, respectively.
At June 30, 2019 and December 31, 2018, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $81.9 million and $85.2 million, respectively. This difference arose primarily due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business, for $358 million plus net working capital (the “Washington Acquisition”). The Washington Acquisition includes a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $327.4 million, including acquired working capital, consisting of cash consideration of $290.4 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”) and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”). Please read Note 9—Debt for further information on the Term Loan B and Par Pacific Term Loan. In January 2019, we incurred $5.4 million of commitment fees associated with the funding of the Washington Acquisition. Such commitment fees are presented as Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the six months ended June 30, 2019.
In connection with the consummation of the Washington Acquisition, we assumed the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

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
A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$16,146
Accounts receivable	36,384
Inventories	96,936
Prepaid and other assets	5,320
Property, plant, and equipment	412,766
Operating lease assets	62,337
Goodwill (1)	41,308
Total assets	671,197
Obligations under inventory financing agreements	(116,873)
Accounts payable	(55,444)
Current operating lease obligations	(21,571)
Other current liabilities	(18,411)
Long-term operating lease obligations	(40,766)
Deferred tax liability	(89,909)
Other non-current liabilities	(804)
Total liabilities	(343,778)
Total	$327,419
______________________________________________
(1) We allocated $29.7 million and $11.6 million of total assets to our refining and logistics segments, respectively.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the remainder of 2019. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant, and equipment, goodwill, and income taxes. During the three months ended June 30, 2019, the purchase price allocation was adjusted to record an increase in the property, plant, and equipment valuation of $2.1 million, a decrease in the deferred tax liability of $5.9 million, and a net decrease in working capital adjustments of $2.8 million. Goodwill decreased $5.2 million as a result of these adjusting entries. We incurred $2.2 million of acquisition costs related to the Washington Acquisition for the six months ended June 30, 2019. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations.
The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the three and six months ended June 30, 2019, our results of operations included revenues of $309.8 million and $555.6 million and profit before tax of $23.2 million and $20.1 million related to U.S. Oil, respectively. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands except per share information):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
Revenues	$2,628,652	$2,269,578
Net income	77,704	15,280

Income per share
Basic	$1.55	$0.31
Diluted	$1.54	$0.31
Hawaii Refinery Expansion
On August 29, 2018, we entered into a Topping Unit Purchase Agreement with IES Downstream, LLC (“IES”) to purchase certain of IES’s refining units and related assets in addition to certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Hawaii Refinery Expansion”). On December 19, 2018, we completed the asset purchase for total consideration of approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million.
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
For the Interim Periods Ended June 30, 2019 and 2018

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
Note 5—Revenue Recognition
As of June 30, 2019 and December 31, 2018, receivables from contracts with customers were $236.5 million and $148.4 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $8.1 million and $6.7 million as of June 30, 2019 and December 31, 2018, respectively.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

Three Months Ended June 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$372,352	$—	$86,248
Distillates (1)	646,907	—	10,547
Other refined products (2)	327,939	—	—
Merchandise	—	—	23,469
Transportation and terminalling services	—	50,146	—
Other revenue	359	—	485
Total segment revenues (3)	$1,347,557	$50,146	$120,749

Three Months Ended June 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$255,870	$—	$84,754
Distillates (1)	453,968	—	11,125
Other refined products (2)	90,570	—	—
Merchandise	—	—	23,812
Transportation and terminalling services	—	31,289	—
Total segment revenues (3)	$800,408	$31,289	$119,691

Six Months Ended June 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$660,552	$—	$156,011
Distillates (1)	1,202,799	—	19,556
Other refined products (2)	629,385	—	—
Merchandise	—	—	44,078
Transportation and terminalling services	—	95,355	—
Other revenue	885	—	935
Total segment revenues (3)	$2,493,621	$95,355	$220,580

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Six Months Ended June 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$495,131	$—	$142,956
Distillates (1)	852,497	—	18,121
Other refined products (2)	193,043	—	—
Merchandise	—	—	37,206
Transportation and terminalling services	—	64,356	—
Total segment revenues (3)	$1,540,671	$64,356	$198,283
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at June 30, 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$71,058	$173,232	$244,290
Refined products and blendstock	121,955	158,707	280,662
Warehouse stock and other (2)	48,927	—	48,927
Total	$241,940	$331,939	$573,879
Inventories at December 31, 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$7,000	$117,877	$124,877
Refined products and blendstock	62,401	100,175	162,576
Warehouse stock and other (2)	34,612	—	34,612
Total	$104,013	$218,052	$322,065
________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.

(2)	Includes $4.8 million and $5.0 million of RINs and environmental credits as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, there was a $13.4 million and $3.8 million reserve for the lower of cost or net realizable value of inventory, respectively. Our LIFO inventory reserve was $10.6 million as of June 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Collateral posted with broker for derivative instruments (1)	$2,656	$2,759
Prepaid insurance	3,791	7,727
Deferred financing costs	335	—
Derivative assets	1,730	5,164
Other	5,321	12,720
Total	$13,833	$28,370
_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.

Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of June 30, 2019, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. The amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate of $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC ("PHR") in limited and restricted circumstances.
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
For the three and six months ended June 30, 2019, we incurred approximately $7.7 million and $13.0 million in handling fees related to the Supply and Offtake Agreements, respectively, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we incurred approximately $6.0 million and $10.8 million in handling fees related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2019, Interest expense and financing costs, net, on our condensed consolidated statements of operations includes approximately $1.4 million and $3.1 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2018, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.3 million and $2.0 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of June 30, 2019 and December 31, 2018, the capacity of the Deferred Payment Arrangement was $142.0 million and $77.4 million, respectively. As of June 30, 2019 and December 31, 2018, we had $126.9 million and $68.4 million outstanding, respectively, under the Deferred Payment Arrangements.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of June 30, 2019 and December 31, 2018, the receivable was $1.0 million and $2.5 million, respectively.
Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC. The Washington Refinery Intermediation Agreement expires on December 31, 2019.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As of June 30, 2019, our outstanding balance under MLC receivable advances was equal to our borrowing base of $62.5 million. Additionally, as of June 30, 2019, we had approximately $65.9 million in letters of credit outstanding through MLC’s credit support.
For the three and six months ended June 30, 2019, we incurred approximately $0.9 million and $1.7 million in handling fees, respectively, related to the Washington Refinery Intermediation Agreement, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.5 million and $2.8 million of expenses, respectively, related to the Washington Refinery Intermediation Agreement.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2019	December 31, 2018
5.00% Convertible Senior Notes due 2021	$79,895	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,449	1,466
Term Loan B	246,875	—
Retail Property Term Loan	44,754	—
Principal amount of long-term debt	672,973	416,466
Less: unamortized discount and deferred financing costs	(28,877)	(23,826)
Total debt, net of unamortized discount and deferred financing costs	644,096	392,640
Less: current maturities	(12,295)	(33)
Long-term debt, net of current maturities	$631,801	$392,607
Additionally, as of June 30, 2019 and December 31, 2018, we had approximately $0.1 million and $13.5 million in letters of credit outstanding under the ABL Credit Facility, respectively. As of June 30, 2019, we also had $3.7 million in cash-collateralized letters of credit and surety bonds outstanding.
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
The 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025.
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii Inc., Mid Pac Petroleum, LLC (“Mid Pac”), HIE Retail, LLC, Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of June 30, 2019, the ABL Revolver had no outstanding balance and a borrowing base of approximately $53.7 million and the ABL Credit Facility had $0.1 million in letters of credit outstanding.
5.00% Convertible Senior Notes Due 2021
As of June 30, 2019, the outstanding principal amount of the 5.00% Convertible Senior Notes was $79.9 million, the unamortized discount and deferred financing cost was $8.3 million, and the carrying amount of the liability component was $71.6 million. During May and June 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $35.1 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $16.2 million in cash and approximately 1.4 million shares of Par’s common stock with a fair value of $30.1 million. We recognized a loss of approximately $3.7 million related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in the three months ended June 30, 2019.
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
The obligations of the borrowers under the Term Loan B Facility are guaranteed by Par Petroleum, LLC’s and Par Petroleum Finance Corp.’s existing and future direct or indirect domestic subsidiaries and by the Company, with respect to principal and interest only. The Term Loan B Facility and the 7.75% Senior Secured Notes are secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of Par Petroleum, LLC, Par Petroleum Finance Corp., and their subsidiary guarantors, but excluding certain property which is collateral under the ABL Credit Facility, the Supply and Offtake Agreements, and the Washington Refinery Intermediation Agreement.
Par Pacific Term Loan Agreement
On January 9, 2019, we entered into a loan agreement (the “Par Pacific Term Loan Agreement”) with Bank of Hawaii (“BOH”). Pursuant to the Par Pacific Term Loan Agreement, BOH made a loan to the Company in the amount of $45.0 million (the “Par Pacific Term Loan”).
During the term of the Par Pacific Term Loan, the interest payments were due monthly and were based on the outstanding principal balance multiplied by a floating rate equal to 3.50% above the applicable LIBOR rate (as defined in the Par Pacific Term Loan Agreement) subject to an increased default interest rate in the event of a default. The Par Pacific Term Loan Agreement was scheduled to mature on July 9, 2019. We terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement on March 29, 2019 using the proceeds of the Retail Property Term Loan (as defined below). We recognized approximately $0.1 million of debt extinguishment costs related to the unamortized deferred financing costs associated with the Par Pacific Term Loan Agreement in the six months ended June 30, 2019.
Retail Property Term Loan
On March 29, 2019, Par Pacific Hawaii Property Company, LLC (“Par Property LLC”), our wholly owned subsidiary, entered into a term loan agreement (the “Retail Property Term Loan”) with BOH, which provided a term loan in the principal amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the Par Pacific Term Loan Agreement.
The Retail Property Term Loan is guaranteed by Par and secured by a lien on substantially all of the assets of Par Property LLC, including a mortgage lien on 21 retail properties in Hawaii (the “Portfolio Properties”). Certain covenants require us to maintain a loan-to-appraisal value of the Portfolio Properties ratio of not greater than 75% and an annual debt yield of at least 9%. Par is also subject to a minimum liquidity covenant measured on the last day of each fiscal quarter.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2019, we were in compliance with all of our debt agreements.
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
At June 30, 2019, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,045	(308)	737
Swaps	2,700	(3,946)	(1,246)
Total	3,745	(4,254)	(509)
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2019, we entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of June 30, 2019, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2019 and December 31, 2018 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2019	December 31, 2018
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$1,730	$4,973
Commodity derivatives	Other accrued liabilities	(16,878)	(700)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	165	4,085
MLC repurchase obligation derivative	Obligations under inventory financing agreements	(5,639)	—
Interest rate derivatives	Prepaid and other current assets	—	191
Interest rate derivatives	Other accrued liabilities	(188)	—
Interest rate derivatives	Other liabilities	(1,286)	—
_________________________________________________________

(1)
Does not include cash collateral of $2.7 million and $2.7 million recorded in Prepaid and other current assets and $9.5 million and $8.3 million in Other long-term assets as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the pre-tax gains (losses) recognized on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2019	2018	2019	2018
Commodity derivatives	Cost of revenues (excluding depreciation)	$(2,755)	$(1,247)	$(3,259)	$3,685
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	13,388	8,800	(3,919)	15,142
MLC repurchase obligation derivative	Cost of revenues (excluding depreciation)	9,603	—	(3,339)	—
Interest rate derivatives	Interest expense and financing costs, net	(1,471)	62	(1,470)	1,298
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of June 30, 2019 and December 31, 2018, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of June 30, 2019 and December 31, 2018, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 3.17 years and 3.67 years, respectively.
The estimated fair value of the common stock warrants was $20.45 and $14.13 per share as of June 30, 2019 and December 31, 2018, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron and MLC repurchase obligation embedded derivatives requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, they are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at June 30, 2019 or December 31, 2018. Please read Note 10—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2019 and December 31, 2018 are presented gross in the tables below (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$1,851	$3,688	$—	$5,539	$(3,809)	$1,730

Liabilities
Common stock warrants	$—	$—	$(7,246)	$(7,246)	$—	$(7,246)
Commodity derivatives	(976)	(19,711)	—	(20,687)	3,809	(16,878)
J. Aron repurchase obligation derivative	—	—	165	165	—	165
MLC repurchase obligation derivative	—	—	(5,639)	(5,639)	—	(5,639)
Interest rate derivatives	—	(1,474)	—	(1,474)	—	(1,474)
Total	$(976)	$(21,185)	$(12,720)	$(34,881)	$3,809	$(31,072)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

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
_________________________________________________________

(1)
Does not include cash collateral of $12.2 million and $10.9 million as of June 30, 2019 and December 31, 2018, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, at beginning of period	$(26,741)	$(19,285)	$(922)	$(26,372)
Settlements	(7,898)	—	(7,898)	—
Acquired	6,353	—	(2,301)	—
Total unrealized income (loss) included in earnings	15,566	8,726	(1,599)	15,813
Balance, at end of period	$(12,720)	$(10,559)	$(12,720)	$(10,559)
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$71,621	$101,583
7.75% Senior Secured Notes due 2025 (1)	291,386	298,125
Mid Pac Term Loan (2)	1,449	1,449
Term Loan B Facility (1)	235,767	248,727
Retail Property Term Loan (2)	43,873	43,873
Common stock warrants (2)	7,246	7,246

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

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
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of June 30, 2019. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Note 12—Leases
We have cancelable and non-cancelable finance and operating lease obligations for the lease of land, vehicles, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Most of our leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years or more. There are no material lease arrangements where we are the lessor.
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and ROU assets are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined. Certain leases include provisions for variable payments based upon percentage of sales and/or other operating metrics; escalation provisions to adjust rental payments to reflect changes in price indices and fair market rents; and provisions for the renewal, termination, and/or purchase of the leased asset. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. Expense for finance leases is recognized as amortization expense on a straight-line basis and interest expense on an effective rate basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
We do not separate lease and nonlease components of a contract. There are no material residual value guarantees associated with any of our leases.
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our leased assets and liabilities as of June 30, 2019 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2019
Assets
Finance	Property, plant, and equipment	$10,781
Finance	Accumulated amortization	(3,481)
Finance	Property and equipment, net	$7,300
Operating	Operating lease assets	389,047
Total leased assets		$396,347

Liabilities
Current
Finance	Other accrued liabilities	$1,718
Operating	Operating lease liabilities	59,707
Long-term
Finance	Finance lease liabilities	6,501
Operating	Operating lease liabilities	332,465
Total lease liabilities		$400,391

Weighted-average remaining lease term (in years)
Finance		5.94
Operating		11.40
Weighted-average discount rate
Finance		6.69%
Operating		7.77%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

The following table summarizes the lease costs recognized on our condensed consolidated statements of operations (in thousands):

Lease cost type	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of finance lease assets	$402	$901
Interest on lease liabilities	108	264
Operating lease cost	24,566	47,978
Variable lease cost	910	2,540
Short-term lease cost	163	416
Net lease cost	$26,149	$52,099
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

Lease type	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$996
Operating cash flows from finance leases	245
Operating cash flows from operating leases	46,044
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease obligations	192
ROU assets obtained in exchange for new operating lease obligations	14,308
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2019 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2019 (1)	$1,249	$47,357	$48,606
2020	1,983	79,554	81,537
2021	1,411	51,536	52,947
2022	1,195	49,395	50,590
2023	1,166	48,358	49,524
2024	936	42,737	43,673
Thereafter	2,005	241,297	243,302
Total lease payments	9,945	560,234	570,179
Less amount representing interest	(1,726)	(168,062)	(169,788)
Present value of lease liabilities	$8,219	$392,172	$400,391
_________________________________________________________

(1)	Represents period from July 1, 2019 to December 31, 2019.
Additionally, the Company has $52.8 million in future undiscounted cash flows for two operating leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

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
United Steelworkers Union Dispute
A portion of our employees at the Hawaii refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith. On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement. Arbitration was commenced and concluded on October 1, 2018, with the arbitrator taking the matter under advisement thereafter. In a decision dated November 27, 2018, the arbitrator denied the grievance without prejudice to USW's NLRB claim regarding retiree medical and short term disability benefits. On June 5, 2019, the NLRB approved the withdrawal of USW’s claim against PHR.
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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency (“EPA”) and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2019, we have accrued $17.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended June 30, 2019 and 2018

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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refinery’s capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. The DOH's GHG regulation allows, and the Hawaii refinery submitted, a GHG reduction plan, which includes an assessment of alternatives which demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to report prepared by the DOH in January 2019.
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
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. In 2019, the EPA is expected to conduct a rulemaking to allow year-round sales of E15. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation's transportation fuel supply could reduce demand for our refined products.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refinery and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization (“IMO”) standards and deadline. The more stringent standards apply universally to both U.S. and foreign-flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillates fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refinery is capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refinery remains in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillates fuel and 3.5% sulfur residual fuel is much more competitive.
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
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through June 30, 2019, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of June 30, 2019, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree for the six months ended June 30, 2019 and 2018 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
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
For the Interim Periods Ended June 30, 2019 and 2018

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
As of June 30, 2019, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 14—Stockholders’ Equity
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted Stock Awards	$854	$936	$1,800	$1,779
Restricted Stock Units	308	220	562	370
Stock Option Awards	388	508	723	954
During the three and six months ended June 30, 2019, we granted 27 thousand shares and 274 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $4.4 million, respectively. As of June 30, 2019, there were approximately $8.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
During the six months ended June 30, 2019, we granted 300 thousand stock option awards with a weighted-average exercise price of $17.00 per share and no grants were made for the three months ended June 30, 2019. As of June 30, 2019, there were approximately $3.5 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
During the six months ended June 30, 2019, we granted 48 thousand performance restricted stock units to executive officers and no performance restricted stock units were granted for the three months ended June 30, 2019. These performance restricted stock units had a fair value of approximately $0.8 million and are subject to certain annual performance targets as defined by our Board of Directors. As of June 30, 2019, there were approximately $1.3 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Note 15—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand and 354 thousand shares during the three and six months ended June 30, 2019 and June 30, 2018, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$28,169	$16,178	$89,261	$31,363
Less: Undistributed income allocated to participating securities (1)	324	242	1,021	433
Net income attributable to common stockholders	27,845	15,936	88,240	30,930
Plus: Net income effect of convertible securities	—	—	8,897	—
Numerator for diluted income per common share	$27,845	$15,936	$97,137	$30,930

Basic weighted-average common stock shares outstanding	49,960	45,684	49,529	45,659
Plus: dilutive effects of common stock equivalents	114	39	6,051	41
Diluted weighted-average common stock shares outstanding	50,074	45,723	55,580	45,700

Basic income per common share	$0.56	$0.35	$1.78	$0.68
Diluted income per common share	$0.56	$0.35	$1.75	$0.68
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.
For each of the three and six months ended June 30, 2019, our calculation of diluted shares outstanding excluded 8 thousand shares of unvested restricted stock. Additionally, the calculation of diluted shares outstanding for the three and six months ended June 30, 2019 excluded 1.9 million and 1.8 million stock options, respectively. For the three and six months ended June 30, 2018, our calculation of diluted shares outstanding excluded 7 thousand and 27 thousand shares of unvested restricted stock, respectively. For each of the three and six months ended June 30, 2018, our calculation of diluted shares outstanding excluded 1.3 million stock options.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and six months ended June 30, 2019 and June 30, 2018, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for the three months ended June 30, 2019 and the three and six months June 30, 2018 excluded 5.6 million, 6.4 million, and 6.4 million common stock equivalents, respectively, as the effect would be anti-dilutive.
Note 16—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. For the three and six months ended June 30, 2019, we recorded an income tax benefit of $1.8 million and $66.6 million, respectively, primarily due to the release of valuation allowance in connection with the recognition of deferred tax liabilities acquired as part of the Washington Acquisition. The remaining net deferred tax assets were evaluated based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

During the three and six months ended June 30, 2019 and 2018, no adjustments were recognized for uncertain tax positions.
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
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,347,557	$50,146	$120,749	$(109,043)	$1,409,409
Cost of revenues (excluding depreciation)	1,244,366	26,758	89,782	(109,064)	1,251,842
Operating expense (excluding depreciation)	55,393	3,028	16,409	—	74,830
Depreciation, depletion, and amortization	14,613	3,989	2,532	785	21,919
General and administrative expense (excluding depreciation)	—	—	—	11,379	11,379
Acquisition and integration costs	—	—	—	818	818
Operating income (loss)	$33,185	$16,371	$12,026	$(12,961)	$48,621
Interest expense and financing costs, net					(20,278)
Debt extinguishment and commitment costs					(3,690)
Other income, net					2,177
Change in value of common stock warrants					(957)
Equity earnings from Laramie Energy, LLC					491
Income before income taxes					26,364
Income tax benefit					1,805
Net income					$28,169

Capital expenditures	$9,437	$11,945	$1,798	$360	$23,540

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Three Months Ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$800,408	$31,289	$119,691	$(94,992)	$856,396
Cost of revenues (excluding depreciation)	731,104	18,581	93,213	(94,974)	747,924
Operating expense (excluding depreciation)	34,747	2,385	15,924	4	53,060
Depreciation, depletion, and amortization	7,475	1,673	2,697	930	12,775
General and administrative expense (excluding depreciation)	—	—	—	12,905	12,905
Acquisition and integration costs	—	—	—	749	749
Operating income (loss)	$27,082	$8,650	$7,857	$(14,606)	$28,983
Interest expense and financing costs, net					(10,544)
Other income, net					657
Change in value of common stock warrants					(74)
Equity losses from Laramie Energy, LLC					(2,352)
Income before income taxes					16,670
Income tax expense					(492)
Net income					$16,178

Capital expenditures	$5,053	$1,866	$394	$732	$8,045
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $109.0 million and $95.0 million for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,493,621	$95,355	$220,580	$(208,812)	$2,600,744
Cost of revenues (excluding depreciation)	2,306,934	53,288	161,120	(208,768)	2,312,574
Operating expense (excluding depreciation)	110,648	5,392	32,464	—	148,504
Depreciation, depletion, and amortization	28,491	7,885	4,906	1,594	42,876
General and administrative expense (excluding depreciation)	—	—	—	23,044	23,044
Acquisition and integration costs	—	—	—	3,702	3,702
Operating income (loss)	$47,548	$28,790	$22,090	$(28,384)	$70,044
Interest expense and financing costs, net					(38,988)
Debt extinguishment and commitment costs					(9,186)
Other income, net					2,264
Change in value of common stock warrants					(2,239)
Equity earnings from Laramie Energy, LLC					792
Income before income taxes					22,687
Income tax benefit					66,574
Net income					$89,261

Capital expenditures	$18,883	$17,458	$4,277	$786	$41,404

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2019 and 2018

Six Months Ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,540,671	$64,356	$198,283	$(181,475)	$1,621,835
Cost of revenues (excluding depreciation)	1,399,583	39,391	152,360	(181,511)	1,409,823
Operating expense (excluding depreciation)	72,096	4,207	27,763	4	104,070
Depreciation, depletion, and amortization	15,837	3,315	4,565	2,095	25,812
General and administrative expense (excluding depreciation)	—	—	—	24,110	24,110
Acquisition and integration costs	—	—	—	1,381	1,381
Operating income (loss)	$53,155	$17,443	$13,595	$(27,554)	$56,639
Interest expense and financing costs, net					(18,921)
Other income, net					776
Change in value of common stock warrants					671
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					3,224
Income before income taxes					31,889
Income tax expense					(526)
Net income					$31,363

Capital expenditures	$10,027	$4,549	$1,095	$1,986	$17,657
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $208.8 million and $180.9 million for the six months ended June 30, 2019 and 2018, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and six months ended June 30, 2019 or 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
Our business is organized into three primary operating segments:
1) Refining - We own and operate three refineries with total throughput capacity of over 200 Mbpd. Our co-located refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, acquired in January 2019, produces distillates, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock locations. Through June 30, 2019, we completed the rebranding of 25 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of June 30, 2019, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
Results of Operations
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Net Income. Our financial performance for the second quarter 2019 was primarily driven by the Washington Acquisition and positive contributions from our logistics and retail segments. Our net income increased from $16.2 million for the three months ended June 30, 2018 to $28.2 million for the three months ended June 30, 2019. Other factors impacting our results period over period include a $2.3 million income tax benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition, offset by higher interest expense and financing costs, net, and debt extinguishment costs.
Adjusted EBITDA and Adjusted Net Income. For the three months ended June 30, 2019, Adjusted EBITDA was $69.0 million compared to $37.5 million for the three months ended June 30, 2018. The increase was primarily related to higher refining contribution and logistics throughput driven by the Washington Acquisition and the Hawaii Refinery Expansion and an increase in fuel margins at our Retail segment.
For the three months ended June 30, 2019, Adjusted Net Income was $22.9 million compared to $14.5 million for the three months ended June 30, 2018. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA partially offset by higher interest expense and financing costs, net, higher depreciation, depletion, and amortization (“DD&A”), and a decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Net Income. During 2019, our results were primarily driven by a $67.7 million income tax benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. Our net income increased from $31.4 million for the six months ended June 30, 2018 to $89.3 million for the six months ended June 30, 2019. Other factors impacting our results period over period include the impact of the Washington Acquisition, a $10.5 million charge related to the Tesoro earn-out settlement in 2018, an increase in interest expense and financing fees related to the Term Loan B Facility and Par Pacific Term Loan, debt commitment costs incurred in connection with the Washington Acquisition, a decrease in our Equity earnings from Laramie Energy, and RINs waivers received in 2018.
Adjusted EBITDA and Adjusted Net Income. For the six months ended June 30, 2019, Adjusted EBITDA was $116.6 million compared to $63.5 million for the six months ended June 30, 2018. The change was primarily related to improved margins in our Retail operations, and higher refining contribution and logistics throughput driven by the Washington Acquisition and the Hawaii Refinery Expansion.
For the six months ended June 30, 2019, Adjusted Net Income was $29.3 million compared to $22.6 million for the six months ended June 30, 2018. The increase was primarily related to the same factors described above for the increase in Adjusted EBITDA, partially offset by a decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives, an increase in DD&A associated with assets acquired in connection with the Washington Acquisition, and an increase in interest expense and financing fees related to the Term Loan B Facility and Par Pacific Term Loan.
The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,
	2019	2018	$ Change	% Change (1)
Revenues	$1,409,409	$856,396	$553,013	65%
Cost of revenues (excluding depreciation)	1,251,842	747,924	503,918	67%
Operating expense (excluding depreciation)	74,830	53,060	21,770	41%
Depreciation, depletion, and amortization	21,919	12,775	9,144	72%
General and administrative expense (excluding depreciation)	11,379	12,905	(1,526)	(12)%
Acquisition and integration costs	818	749	69	9%
Total operating expenses	1,360,788	827,413
Operating income	48,621	28,983
Other income (expense)
Interest expense and financing costs, net	(20,278)	(10,544)	(9,734)	(92)%
Debt extinguishment and commitment costs	(3,690)	—	(3,690)	NM
Other income, net	2,177	657	1,520	231%
Change in value of common stock warrants	(957)	(74)	(883)	(1,193)%
Equity earnings (losses) from Laramie Energy, LLC	491	(2,352)	2,843	121%
Total other income (expense), net	(22,257)	(12,313)
Income before income taxes	26,364	16,670
Income tax benefit (expense)	1,805	(492)	2,297	467%
Net income	$28,169	$16,178

	Six Months Ended June 30,
	2019	2018	$ Change	% Change (1)
Revenues	$2,600,744	$1,621,835	$978,909	60%
Cost of revenues (excluding depreciation)	2,312,574	1,409,823	902,751	64%
Operating expense (excluding depreciation)	148,504	104,070	44,434	43%
Depreciation, depletion, and amortization	42,876	25,812	17,064	66%
General and administrative expense (excluding depreciation)	23,044	24,110	(1,066)	(4)%
Acquisition and integration costs	3,702	1,381	2,321	168%
Total operating expenses	2,530,700	1,565,196
Operating income	70,044	56,639
Other income (expense)
Interest expense and financing costs, net	(38,988)	(18,921)	(20,067)	(106)%
Debt extinguishment and commitment costs	(9,186)	—	(9,186)	NM
Other income, net	2,264	776	1,488	192%
Change in value of common stock warrants	(2,239)	671	(2,910)	(434)%
Change in value of contingent consideration	—	(10,500)	10,500	100%
Equity earnings from Laramie Energy, LLC	792	3,224	(2,432)	(75)%
Total other income (expense), net	(47,357)	(24,750)
Income before income taxes	22,687	31,889
Income tax benefit (expense)	66,574	(526)	67,100	12,757%
Net income	$89,261	$31,363
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2019 and 2018 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,347,557	$50,146	$120,749	$(109,043)	$1,409,409
Cost of revenues (excluding depreciation)	1,244,366	26,758	89,782	(109,064)	1,251,842
Operating expense (excluding depreciation)	55,393	3,028	16,409	—	74,830
Depreciation, depletion, and amortization	14,613	3,989	2,532	785	21,919
General and administrative expense (excluding depreciation)	—	—	—	11,379	11,379
Acquisition and integration costs	—	—	—	818	818
Operating income (loss)	$33,185	$16,371	$12,026	$(12,961)	$48,621

Three months ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$800,408	$31,289	$119,691	$(94,992)	$856,396
Cost of revenues (excluding depreciation)	731,104	18,581	93,213	(94,974)	747,924
Operating expense (excluding depreciation)	34,747	2,385	15,924	4	53,060
Depreciation, depletion, and amortization	7,475	1,673	2,697	930	12,775
General and administrative expense (excluding depreciation)	—	—	—	12,905	12,905
Acquisition and integration costs	—	—	—	749	749
Operating income (loss)	$27,082	$8,650	$7,857	$(14,606)	$28,983
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $109.0 million and $95.0 million for the three months ended June 30, 2019 and 2018, respectively.

Six months ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,493,621	$95,355	$220,580	$(208,812)	$2,600,744
Cost of revenues (excluding depreciation)	2,306,934	53,288	161,120	(208,768)	2,312,574
Operating expense (excluding depreciation)	110,648	5,392	32,464	—	148,504
Depreciation, depletion, and amortization	28,491	7,885	4,906	1,594	42,876
General and administrative expense (excluding depreciation)	—	—	—	23,044	23,044
Acquisition and integration costs	—	—	—	3,702	3,702
Operating income (loss)	$47,548	$28,790	$22,090	$(28,384)	$70,044

Six months ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,540,671	$64,356	$198,283	$(181,475)	$1,621,835
Cost of revenues (excluding depreciation)	1,399,583	39,391	152,360	(181,511)	1,409,823
Operating expense (excluding depreciation)	72,096	4,207	27,763	4	104,070
Depreciation, depletion, and amortization	15,837	3,315	4,565	2,095	25,812
General and administrative expense (excluding depreciation)	—	—	—	24,110	24,110
Acquisition and integration costs	—	—	—	1,381	1,381
Operating income (loss)	$53,155	$17,443	$13,595	$(27,554)	$56,639
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $208.8 million and $180.9 million for the six months ended June 30, 2019 and 2018, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Total Refining Segment
Feedstocks Throughput (Mbpd) (2)	172.9	91.2	167.6	91.9
Refined product sales volume (Mbpd) (2)	176.4	95.3	171.1	98.9

Hawaii Refinery
Feedstocks Throughput (Mbpd)	116.2	73.9	114.6	75.0

Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.1%	28.1%	22.9%	28.2%
Distillates	44.5%	48.7%	43.7%	47.9%
Fuel oils	24.3%	16.6%	26.6%	16.4%
Other products	5.2%	3.4%	3.5%	4.3%
Total yield	97.1%	96.8%	96.7%	96.8%

Refined product sales volume (Mbpd)
On-island sales volume	113.5	71.9	110.2	70.7
Exports sale volume	4.4	6.8	5.0	10.7
Total refined product sales volume	117.9	78.7	115.2	81.4

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$3.46	$5.34	$3.60	$5.27
Production costs per bbl ($/throughput bbl) (4)	2.82	3.55	2.82	3.60
DD&A per bbl ($/throughput bbl)	0.43	0.65	0.43	0.68

Washington Refinery
Feedstocks Throughput (Mbpd) (2)	39.1	—	38.2	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.1%	—%	24.1%	—%
Distillates	35.2%	—%	35.8%	—%
Asphalt	18.8%	—%	17.6%	—%
Other products	19.2%	—%	19.9%	—%
Total yield	97.3%	—%	97.4%	—%

Refined product sales volume (Mbpd) (2)	40.9	—	40.9	—

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$9.92	$—	$9.44	$—
Production costs per bbl ($/throughput bbl) (4)	4.42	—	4.63	—
DD&A per bbl ($/throughput bbl)	1.50	—	1.67	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.6	17.3	16.9	16.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.0%	47.2%	50.2%	48.5%
Distillates	45.5%	48.0%	43.7%	46.4%
Fuel oils	1.6%	0.7%	1.7%	1.6%
Other products	2.8%	1.9%	1.9%	1.1%
Total yield	97.9%	97.8%	97.5%	97.6%

Refined product sales volume (Mbpd)	17.6	16.6	17.3	17.5

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$16.78	$17.58	$15.72	$15.82
Production costs per bbl ($/throughput bbl) (4)	5.58	6.14	6.59	6.92
DD&A per bbl ($/throughput bbl)	2.97	1.98	2.82	2.15

Market Indices ($ per barrel)
4-1-2-1 Singapore Crack Spread (5)	$6.22	$6.42	$6.55	$6.40
Pacific Northwest 5-2-2-1 Index (6)	17.14	—	14.31	—
Wyoming 3-2-1 Index (7)	28.89	24.99	22.03	20.35

Crude Prices ($ per barrel)
Brent	$68.47	$74.92	$66.16	$71.08
WTI	59.91	67.91	57.42	65.42
ANS	69.40	75.12	66.76	71.23
Bakken Clearbrook	58.49	67.58	56.68	64.83
WCS Hardisty	47.35	49.59	45.82	43.19
Brent M1-M3	1.42	0.76	0.75	0.74
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

(2)
Feedstocks throughput and sales volumes per day for the Washington refinery for the three and six months ended June 30, 2019 are calculated based on the 91 and 171-day periods for which we owned the Washington refinery in 2019, respectively. As such, the amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2019 plus the Washington refinery’s throughput or sales volumes averaged over the periods from April 1, 2019 to June 30, 2019 and January 11, 2019 to June 30, 2019, respectively. The 2018 amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2018.

(3)
Please see discussion of Adjusted Gross Margin below. We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington Refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method.

(4)
Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There is a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refinery, including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our condensed consolidated statement of operations, which also includes costs related to our bulk marketing operations.

(5)
The profitability of our Hawaii business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. We believe the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillates (diesel and jet fuel) and one barrel of fuel oil) best reflects a market indicator for our Hawaii operations.

(6)
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude. The 2019 prices for the three and six months ended June 30, 2019 represent the price averaged over the periods from April 1, 2019 to June 30, 2019 and January 11, 2019 to June 30, 2019, respectively.

(7)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillates (ULSD) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail Segment
Retail sales volumes (thousands of gallons) (1)	31,810	31,489	61,544	53,679
________________________________________________________

(1)
Retail sales volumes for the three and six months ended June 30, 2018 include the 91 days and 100 days of retail sales volumes from Northwest Retail since its acquisition on March 23, 2018, respectively. The 2019 amounts represent the sum of the Hawaii and Northwest Retail sales volumes for the three and six months ended June 30, 2019.

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); impairment expense; inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligations, and purchase price allocation adjustments); DD&A; RINs loss (gain) in excess of net obligation (see definition below); and unrealized losses (gains) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustments and unrealized losses (gains) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
Beginning in the fourth quarter of 2018, Adjusted Net Income (loss) excludes RINs losses (gains) recorded in excess of our net RINs obligation (“RINs loss (gain) in excess of net obligation”). Our RINs obligations to comply with the Renewable Fuel Standard (“RFS”) are recorded as liabilities and measured at fair value as of the end of the reporting period. Our RINs assets, which include RINs purchased on the open market and RINs generated by blending biofuels as part of our refining process, are stated at the lower of cost or net realizable value (“NRV”) as of the end of the reporting period. During periods of rising RINs market prices, we recognize unrealized losses associated with the increase in the fair value of our RINs liabilities. Under GAAP, we do not adjust the carrying value of our RINs assets because such assets are stated at the lower of cost or NRV. This adjustment represents the income statement effect of reflecting our RINs liability on a net basis, as the settlement of any open obligation would first be offset by RINs assets rather than purchasing such RINs obligations at market prices. We have recast the non-GAAP information for the three and six months ended June 30, 2018 to conform to the current period presentation.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2019	Refining	Logistics	Retail
Operating income	$33,185	$16,371	$12,026
Operating expense (excluding depreciation)	55,393	3,028	16,409
Depreciation, depletion, and amortization	14,613	3,989	2,532
Inventory valuation adjustment	(21,556)	—	—
RINs loss (gain) in excess of net obligation	2,713	—	—
Unrealized loss on derivatives	14,379	—	—
Adjusted Gross Margin (1)	$98,727	$23,388	$30,967

Three months ended June 30, 2018	Refining	Logistics	Retail
Operating income	$27,082	$8,650	$7,857
Operating expense (excluding depreciation)	34,747	2,385	15,924
Depreciation, depletion, and amortization	7,475	1,673	2,697
Inventory valuation adjustment	(12,091)	—	—
RINs loss (gain) in excess of net obligation	890	—	—
Unrealized gain on derivatives	5,496	—	—
Adjusted Gross Margin (1)	$63,599	$12,708	$26,478

Six months ended June 30, 2019	Refining	Logistics	Retail
Operating income	$47,548	$28,790	$22,090
Operating expense (excluding depreciation)	110,648	5,392	32,464
Depreciation, depletion, and amortization	28,491	7,885	4,906
Inventory valuation adjustment	(21,171)	—	—
RINs loss (gain) in excess of net obligation	(1,799)	—	—
Unrealized loss on derivatives	20,677	—	—
Adjusted Gross Margin (1)	$184,394	$42,067	$59,460

Six months ended June 30, 2018	Refining	Logistics	Retail
Operating income	$53,155	$17,443	$13,595
Operating expense (excluding depreciation)	72,096	4,207	27,763
Depreciation, depletion, and amortization	15,837	3,315	4,565
Inventory valuation adjustment	(23,978)	—	—
RINs loss (gain) in excess of net obligation	890	—	—
Unrealized loss on derivatives	1,991	—	—
Adjusted Gross Margin (1)	$119,991	$24,965	$45,923
_______________________________
(1) For the three and six months ended June 30, 2019 and 2018, there was no impairment expense.
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

The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$28,169	$16,178	$89,261	$31,363
Inventory valuation adjustment	(21,556)	(12,091)	(21,171)	(23,978)
RINs loss (gain) in excess of net obligation	2,713	890	(1,799)	890
Unrealized loss on derivatives	14,335	5,496	20,677	1,991
Acquisition and integration costs	818	749	3,702	1,381
Debt extinguishment and commitment costs	3,690	—	9,186	—
Release of tax valuation allowance (1)	(2,318)	—	(67,669)	—
Change in value of common stock warrants	957	74	2,239	(671)
Change in value of contingent consideration	—	—	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	(3,859)	3,157	(5,090)	1,169
Adjusted Net Income (3)	22,949	14,453	29,336	22,645
Depreciation, depletion, and amortization	21,919	12,775	42,876	25,812
Interest expense and financing costs, net	20,278	10,544	38,988	18,921
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	3,368	(805)	4,298	(4,393)
Income tax expense	513	492	1,095	526
Adjusted EBITDA	$69,027	$37,459	$116,593	$63,511
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three and six months ended June 30, 2019 and 2018, there were no severance costs, impairment expense, or (gain) loss on sale of assets.
Factors Impacting Segment Results
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Refining. Operating income for our refining segment was $33.2 million for the three months ended June 30, 2019, an increase of $6.1 million compared to operating income of $27.1 million for the three months ended June 30, 2018. The increase in profitability was primarily driven by the contribution of the Washington refinery, offset by lower crack spreads and a challenging crude market at our Hawaii refinery. The Singapore crack spread decreased from $6.42 per barrel in the second quarter of 2018 to $6.22 per barrel in the second quarter of 2019. The Washington refinery assets contributed operating income of approximately $19.6 million to the refining segment for the three months ended June 30, 2019.
Logistics. Operating income for our logistics segment was $16.4 million for the three months ended June 30, 2019, an increase of $7.7 million compared to operating income of $8.7 million for the three months ended June 30, 2018. The increase is primarily due to a contribution of $5.3 million from the logistics assets acquired in connection with the Washington Acquisition for the three months ended June 30, 2019 and higher throughput in Hawaii due to the Hawaii Refinery Expansion.
Retail. Operating income for our retail segment was $12.0 million for the three months ended June 30, 2019, an increase of $4.1 million compared to operating income of $7.9 million for the three months ended June 30, 2018. The increase in operating income was primarily due to a 21% increase in fuel margins.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Refining. Operating income for our refining segment was $47.5 million for the six months ended June 30, 2019, a decrease of $5.7 million compared to operating income of $53.2 million for the six months ended June 30, 2018. The decrease in profitability was primarily driven by RINs waivers received in 2018 and a lower of cost or net realizable inventory value charge of $13.4 million. These decreases were partially offset by the contribution provided by the Washington Acquisition and higher crack spreads in Hawaii and Wyoming. The Singapore crack spread increased 2% from $6.40 per barrel for the six months ended June 30, 2018 to $6.55 per barrel for the six months ended June 30, 2019. The Washington refinery assets contributed an operating income of approximately $14.4 million to the refining segment for the period from January 11, 2019 to June 30, 2019.
Logistics. Operating income for our logistics segment was $28.8 million for the six months ended June 30, 2019, an increase of $11.4 million compared to operating income of $17.4 million for the six months ended June 30, 2018. The increase is primarily due to a contribution of $8.8 million from the logistics assets acquired in connection with the Washington Acquisition for the period from January 11, 2019 to June 30, 2019 and higher throughput in Hawaii due to the Hawaii Refinery Expansion.
Retail. Operating income for our retail segment was $22.1 million for the six months ended June 30, 2019, an increase of $8.5 million compared to operating income of $13.6 million for the six months ended June 30, 2018. The increase in profitability is primarily due an increase in fuel margins of 12% and an increase in sales volumes of 15% primarily due to the contribution of Northwest Retail for two full quarters during 2019 compared to a 100-day period of ownership during 2018.
Adjusted Gross Margin
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Refining. For the three months ended June 30, 2019, our refining Adjusted Gross Margin was $98.7 million, an increase of $35.1 million compared to $63.6 million for the three months ended June 30, 2018. The increase was primarily due to the Washington refinery, which contributed Adjusted Gross Margin of approximately $35.3 million to the refining segment for the three months ended June 30, 2019.
Logistics. For the three months ended June 30, 2019, our logistics Adjusted Gross Margin was $23.4 million, an increase of $10.7 million compared to $12.7 million for the three months ended June 30, 2018. The increase was primarily driven by the contribution of the Washington assets of $7.4 million to the logistics segment for the three months ended June 30, 2019 and higher throughput in Hawaii due to the Hawaii Refinery Expansion.
Retail. For the three months ended June 30, 2019, our retail Adjusted Gross Margin was $31.0 million, an increase of $4.5 million when compared to $26.5 million for the three months ended June 30, 2018. The increase was primarily due to a 21% increase in fuel margins.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Refining. For the six months ended June 30, 2019, our refining Adjusted Gross Margin was $184.4 million, an increase of $64.4 million compared to $120.0 million for the six months ended June 30, 2018. The increase in profitability was primarily driven by the Washington refinery, which contributed Adjusted Gross Margin of $61.7 million to the refining segment for the period from January 11, 2019 to June 30, 2019. The Singapore crack spread increased 2% from $6.40 per barrel for the six months ended June 30, 2018 to $6.55 per barrel for the six months ended June 30, 2019.
Logistics. For the six months ended June 30, 2019, our logistics Adjusted Gross Margin was $42.1 million, an increase of $17.1 million compared to $25.0 million for the six months ended June 30, 2018. The increase was primarily driven by the contribution of the Washington assets, the timing of bulk movements in Hawaii, and higher throughput in Hawaii due to the Hawaii Refinery Expansion. The Washington assets contributed Adjusted Gross Margin of $13.0 million to the logistics segment for the period from January 11, 2019 to June 30, 2019.
Retail. For the six months ended June 30, 2019, our retail Adjusted Gross Margin was $59.5 million, an increase of $13.6 million when compared to approximately $45.9 million for the six months ended June 30, 2018. The increase was primarily due to an increase in fuel margins of 12% in Hawaii and an increase in sales volumes of 15% primarily due to the contribution of Northwest Retail for two full quarters during 2019 compared to a 100-day period of ownership during 2018.

Discussion of Consolidated Results
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Revenues. For the three months ended June 30, 2019, revenues were $1.4 billion, a $0.5 billion increase compared to $0.9 billion for the three months ended June 30, 2018. The increase was primarily due to an increase of $551.8 million in third-party refining segment revenue as a result of the Washington Acquisition and a 50% increase in refined product sales volumes in Hawaii. The Washington Acquisition contributed third-party revenues of $309.8 million for the three months ended June 30, 2019. These increases were slightly offset by Brent crude oil prices, which averaged $68.47 per barrel during the second quarter of 2019 compared to $74.92 per barrel during the second quarter of 2018.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2019, cost of revenues (excluding depreciation) was $1.3 billion, a $0.6 billion increase compared to $0.7 billion for the three months ended June 30, 2018. The increase was primarily driven by the Washington Acquisition and a 50% increase in refined product sales volumes in Hawaii. The Washington Acquisition contributed cost of revenues of approximately $267.3 million for the three months ended June 30, 2019.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2019, operating expense (excluding depreciation) was $74.8 million, a $21.7 million increase when compared to $53.1 million for the three months ended June 30, 2018. The increase was primarily driven by operating expenses related to the Washington Acquisition and the Hawaii Refinery Expansion. The Washington Acquisition contributed operating expenses of $15.7 million and the Hawaii Refinery Expansion contributed operating expenses of $5.0 million for the three months ended June 30, 2019.
Depreciation, Depletion, and Amortization. For the three months ended June 30, 2019, DD&A was $21.9 million, an increase of $9.1 million compared to $12.8 million for the three months ended June 30, 2018. The increase was primarily due to the Washington Acquisition and the accelerated depreciation resulting from changes in the estimated useful lives of certain refinery equipment and storage tanks. The Washington Acquisition contributed DD&A of $7.4 million for the three months ended June 30, 2019.
General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2019, general and administrative expense (excluding depreciation) was approximately $11.4 million, a decrease of $1.5 million compared to $12.9 million for the three months ended June 30, 2018. The decrease was primarily due to lower employee benefit costs.
Acquisition and Integration Costs.  For the three months ended June 30, 2019, we incurred $0.8 million of costs primarily related to integration costs associated with the Washington Acquisition. For the three months ended June 30, 2018, we incurred $0.7 million of costs primarily related to integration costs for the Northwest Retail Acquisition.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2019, our interest expense and financing costs were $20.3 million, an increase of $9.8 million when compared to $10.5 million for the three months ended June 30, 2018. The increase was primarily due to interest expense and financing costs of $6.2 million related to the new Term Loan B Facility entered into on January 11, 2019, interest expense of $1.6 million on the Washington Refinery Intermediation Agreement, a net increase in our loss on interest rate derivatives of $1.5 million, and interest expense and financing costs of $0.5 million related to the Retail Property Term Loan entered into on March 29, 2019. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2019, the change in value of common stock warrants resulted in a loss of $1.0 million, a change of $0.9 million when compared to a loss of approximately $0.1 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, our stock price increased from $17.81 per share as of March 31, 2019 to $20.52 per share as of June 30, 2019, which resulted in an increase in the fair value of the common stock warrants. During the three months ended June 30, 2018, our stock price increased from $17.17 per share as of March 31, 2018 to $17.38 per share as of June 30, 2018, which resulted in an increase in the fair value of the common stock warrants.
Debt extinguishment and commitment costs. For the three months ended June 30, 2019, our debt extinguishment costs were $3.7 million and represent extinguishment costs associated with the repurchase and cancellation of a portion of our outstanding 5.00% Convertible Senior Notes. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the three months ended June 30, 2018.
Equity Earnings (Losses) From Laramie Energy, LLC. For the three months ended June 30, 2019, equity earnings from Laramie Energy were $0.5 million, an increase of $2.9 million compared to equity losses of $2.4 million for the three months ended June 30, 2018. The change in equity earnings was primarily due to Laramie Energy’s loss on derivative instruments of $4.8 million for the three months ended June 30, 2018, compared to a gain of $11.4 million for the same period in 2019, partially offset by a 17% decrease in sales prices.

During the second quarter of 2019, we conducted an impairment evaluation of our investment in Laramie Energy as a result of the significant decline in natural gas prices during the latter part of the second quarter of 2019. We concluded that the excess of the carrying value of our investment in Laramie Energy over its fair value was not other-than-temporary and that no impairment loss should be recorded on our statement of operations for the three months ended June 30, 2019. However, sustained downward pressure on natural gas prices could potentially be an indicator of a future other-than-temporary impairment of our investment in Laramie Energy. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the three months ended June 30, 2019, we recorded an income tax benefit of $1.8 million primarily driven by a $2.3 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. For the three months ended June 30, 2018, we recorded income tax expense of $0.5 million related primarily to deferred federal taxes for the period.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Revenues. For the six months ended June 30, 2019, revenues were $2.6 billion, a $1.0 billion increase compared to $1.6 billion for the six months ended June 30, 2018. The increase was primarily due to an increase of $958.6 million in third-party revenues at our refining segment primarily as a result of the Washington Acquisition and increased volumes in Hawaii related to the Hawaii Refinery Expansion. The Washington Acquisition contributed third-party revenues of $555.6 million for the period from January 11, 2019 to June 30, 2019. Refined product sales volumes in Hawaii increased 42% from 81.4 Mbpd in the six months ended June 30, 2018 to 115.2 Mbpd in the six months ended June 30, 2019. Average Brent prices decreased from $71.08 per barrel in the six months ended June 30, 2018 to $66.16 per barrel in the six months ended June 30, 2019. Revenues in our retail segment increased $22.3 million primarily due to the acquisition of Northwest Retail, offset by a 4% decrease in fuel sales prices.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2019, cost of revenues (excluding depreciation) was $2.3 billion, a $0.9 billion increase compared to $1.4 billion for the six months ended June 30, 2018. The increase was primarily due to the Washington Acquisition and a 42% increase in refined product sales volumes in Hawaii. The Washington Acquisition contributed cost of revenues of approximately $492.8 million for the period from January 11, 2019 to June 30, 2019.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2019, operating expense (excluding depreciation) was $148.5 million, an increase of $44.4 million compared to $104.1 million for the six months ended June 30, 2018. The increase was primarily due to the Washington Acquisition, Hawaii Refinery Expansion, and Northwest Retail Acquisition. The Washington Acquisition contributed operating expenses of $30.2 million for the period from January 11, 2019 to June 30, 2019. The Hawaii Refinery Expansion contributed operating expenses of $9.8 million for the six months ended June 30, 2019. Northwest Retail contributed operating expenses of $9.5 million for the full six months ended June 30, 2019 as compared to $5.4 million for the 100-day period of ownership from March 23, 2018 to June 30, 2018.
Depreciation, Depletion, and Amortization. For the six months ended June 30, 2019, DD&A was $42.9 million, an increase of $17.1 million when compared to $25.8 million for the six months ended June 30, 2018. The increase was primarily due to DD&A on assets acquired as part of the Washington Acquisition and the accelerated depreciation of assets to be replaced during the 2020 Wyoming refinery turnaround.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2019, general and administrative expense (excluding depreciation) was $23.0 million, which is relatively consistent with $24.1 million for the six months ended June 30, 2018.
Acquisition and Integration Costs. For the six months ended June 30, 2019, we incurred $3.7 million of acquisition and integration costs primarily related to the Washington Acquisition and the Hawaii Refinery Expansion. For the six months ended June 30, 2018, we incurred $1.4 million of acquisition and integration costs related to the Northwest Retail Acquisition.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2019, our interest expense and financing costs were $39.0 million, an increase of $20.1 million when compared to $18.9 million for the six months ended June 30, 2018. The increase was primarily due to interest expense and financing costs of $12.0 million related to the new Term Loan B Facility entered into on January 11, 2019, interest expense of $3.0 million on the Washington Refinery Intermediation Agreement, increased interest and financing costs of $1.0 million associated with J. Aron deferred payments, a net increase in our loss on interest rate derivatives of $2.8 million, and interest expense and financing costs of $1.2 million related to the Par Pacific Term Loan entered into on January 9, 2019 and replaced by the Retail Property Term Loan entered into on March 29, 2019. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2019, the change in value of common stock warrants resulted in a loss of $2.2 million, a change of $2.9 million when compared to a gain of $0.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, our stock price increased from $14.18 per share as of

December 31, 2018 to $20.52 per share as of June 30, 2019, which resulted in an increase in the fair value of the common stock warrants. During the six months ended June 30, 2018, our stock price decreased from $19.28 per share on December 31, 2017 to $17.38 per share on June 30, 2018, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the six months ended June 30, 2018, the change in the value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. As of December 31, 2018 and for the six months ended June 30, 2019, there was no contingent consideration liability.
Debt Extinguishment and Commitment Costs. For the six months ended June 30, 2019, our debt extinguishment and commitment costs were $9.2 million and primarily represent the commitment and other fees associated with the financing of the Washington Acquisition and the extinguishment costs associated with the repurchase and cancellation of a portion of our outstanding 5.00% Convertible Senior Notes. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the six months ended June 30, 2018.
Equity Earnings (Losses) from Laramie Energy, LLC. For the six months ended June 30, 2019, equity earnings from Laramie Energy were $0.8 million, a decrease of $2.4 million compared to $3.2 million for the six months ended June 30, 2018. The change was primarily due to higher interest expense associated with Laramie Energy's revolving credit facility and a loss on derivative instruments of $0.3 million for the six months ended June 30, 2018, compared to a loss on derivative instruments of $1.0 million for the same period in 2019.
During the second quarter of 2019, we conducted an impairment evaluation of our investment in Laramie Energy as a result of the significant decline in natural gas prices during the latter part of the second quarter of 2019. We concluded that the excess of the carrying value of our investment in Laramie Energy over its fair value was not other than temporary and that no impairment loss should be recorded on our statement of operations for the six months ended June 30, 2019. However, sustained downward pressure on natural gas prices could potentially be an indicator of a future other-than-temporary impairment of our investment in Laramie Energy. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the six months ended June 30, 2019, we recorded an income tax benefit of $66.6 million primarily driven by a $67.7 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. For the six months ended June 30, 2018, we recorded income tax expense of $0.5 million primarily due to deferred federal taxes.
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

	As of June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$11,062	$94,865	$263	$106,190
Restricted cash	743	1,704	—	2,447
Trade accounts receivable	—	254,666	18	254,684
Inventories	—	573,879	—	573,879
Prepaid and other current assets	5,388	8,144	301	13,833
Due from related parties	68,873	—	(68,873)	—
Total current assets	86,066	933,258	(68,291)	951,033
Property and equipment
Property, plant, and equipment	19,952	1,048,675	37,792	1,106,419
Less accumulated depreciation, depletion, and amortization	(10,624)	(133,570)	(2,057)	(146,251)
Property and equipment, net	9,328	915,105	35,735	960,168
Long-term assets
Operating lease assets	4,415	405,071	(20,439)	389,047
Investment in Laramie Energy, LLC	—	—	137,448	137,448
Investment in subsidiaries	715,655	—	(715,655)	—
Intangible assets, net	—	22,617	—	22,617
Goodwill	—	192,107	2,598	194,705
Other long-term assets	1,405	15,987	—	17,392
Total assets	$816,869	$2,484,145	$(628,604)	$2,672,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,806	$1,489	$12,295
Obligations under inventory financing agreements	—	636,489	—	636,489
Accounts payable	2,485	142,146	1,633	146,264
Deferred revenue	—	8,063	16	8,079
Accrued taxes	—	32,187	24	32,211
Operating lease liabilities	429	62,926	(3,648)	59,707
Other accrued liabilities	3,747	78,305	(2,904)	79,148
Due to related parties	64,936	48,936	(113,872)	—
Total current liabilities	71,597	1,019,858	(117,262)	974,193
Long-term liabilities
Long-term debt, net of current maturities	71,621	517,796	42,384	631,801
Common stock warrants	7,246	—	—	7,246
Finance lease obligations	430	6,071	—	6,501
Operating lease obligations	5,954	343,302	(16,791)	332,465
Other liabilities	458	138,405	(78,222)	60,641
Total liabilities	157,306	2,025,432	(169,891)	2,012,847
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 51,024,186 shares issued	510	—	—	510
Additional paid-in capital	675,870	309,657	(309,657)	675,870
Accumulated earnings (deficit)	(19,490)	145,553	(145,553)	(19,490)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	659,563	458,713	(458,713)	659,563
Total liabilities and stockholders’ equity	$816,869	$2,484,145	$(628,604)	$2,672,410

	As of December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$28,701	$46,062	$313	$75,076
Restricted cash	743	—	—	743
Trade accounts receivable	—	159,630	708	160,338
Inventories	—	322,065	—	322,065
Prepaid and other current assets	11,711	17,048	(389)	28,370
Due from related parties	43,928	—	(43,928)	—
Total current assets	85,083	544,805	(43,296)	586,592
Property and equipment
Property, plant, and equipment	18,939	630,429	400	649,768
Less accumulated depreciation and depletion	(9,034)	(102,180)	(293)	(111,507)
Property and equipment, net	9,905	528,249	107	538,261
Long-term assets
Investment in Laramie Energy, LLC	—	—	136,656	136,656
Investment in subsidiaries	638,975	—	(638,975)	—
Intangible assets, net	—	23,947	—	23,947
Goodwill	—	150,799	2,598	153,397
Other long-term assets	3,334	18,547	—	21,881
Total assets	$737,297	$1,266,347	$(542,910)	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$33	$—	$33
Obligations under inventory financing agreements	—	373,882	—	373,882
Accounts payable	8,312	44,997	1,478	54,787
Deferred revenue	—	6,681	—	6,681
Accrued taxes	—	17,206	50	17,256
Other accrued liabilities	12,349	43,773	(1,560)	54,562
Due to related parties	96,963	9,848	(106,811)	—
Total current liabilities	117,624	496,420	(106,843)	507,201
Long-term liabilities
Long-term debt, net of current maturities	100,411	292,196	—	392,607
Common stock warrants	5,007	—	—	5,007
Long-term capital lease obligations	475	5,648	—	6,123
Other liabilities	1,451	41,040	(5,024)	37,467
Total liabilities	224,968	835,304	(111,867)	948,405
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,983,924 shares issued	470	—	—	470
Additional paid-in capital	617,937	345,825	(345,825)	617,937
Accumulated earnings (deficit)	(108,751)	81,715	(81,715)	(108,751)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	512,329	431,043	(431,043)	512,329
Total liabilities and stockholders’ equity	$737,297	$1,266,347	$(542,910)	$1,460,734

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,409,407	$2	$1,409,409

Operating expenses
Cost of revenues (excluding depreciation)	—	1,251,842	—	1,251,842
Operating expense (excluding depreciation)	—	75,224	(394)	74,830
Depreciation, depletion, and amortization	724	21,151	44	21,919
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	4,900	6,409	70	11,379
Acquisition and integration costs	1	817	—	818
Total operating expenses	5,625	1,318,061	37,102	1,360,788

Operating income (loss)	(5,625)	91,346	(37,100)	48,621

Other income (expense)
Interest expense and financing costs, net	(5,617)	(12,662)	(1,999)	(20,278)
Debt extinguishment and commitment costs	(3,690)	—	—	(3,690)
Other income (expense), net	2,128	50	(1)	2,177
Change in value of common stock warrants	(957)	—	—	(957)
Equity earnings (losses) from subsidiaries	41,930	—	(41,930)	—
Equity earnings from Laramie Energy, LLC	—	—	491	491
Total other income (expense), net	33,794	(12,612)	(43,439)	(22,257)

Income (loss) before income taxes	28,169	78,734	(80,539)	26,364
Income tax benefit (expense)	—	(16,869)	18,674	1,805
Net income (loss)	$28,169	$61,865	$(61,865)	$28,169

Adjusted EBITDA	$(2,772)	$71,474	$325	$69,027

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$856,380	$16	$856,396

Operating expenses
Cost of revenues (excluding depreciation)	—	747,924	—	747,924
Operating expense (excluding depreciation)	—	53,056	4	53,060
Depreciation, depletion, and amortization	864	11,896	15	12,775
General and administrative expense (excluding depreciation)	5,156	7,670	79	12,905
Acquisition and integration costs	749	—	—	749
Total operating expenses	6,769	820,546	98	827,413

Operating income (loss)	(6,769)	35,834	(82)	28,983

Other income (expense)
Interest expense and financing costs, net	(2,686)	(7,858)	—	(10,544)
Other income (expense), net	668	(5)	(6)	657
Change in value of common stock warrants	(74)	—	—	(74)
Equity earnings (losses) from subsidiaries	25,039	—	(25,039)	—
Equity earnings from Laramie Energy, LLC	—	—	(2,352)	(2,352)
Total other income (expense), net	22,947	(7,863)	(27,397)	(12,313)

Income (loss) before income taxes	16,178	27,971	(27,479)	16,670
Income tax benefit (expense)	—	(5,264)	4,772	(492)
Net income (loss)	$16,178	$22,707	$(22,707)	$16,178

Adjusted EBITDA	$(4,488)	$42,020	$(73)	$37,459

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,600,733	$11	$2,600,744

Operating expenses
Cost of revenues (excluding depreciation)	—	2,312,574	—	2,312,574
Operating expense (excluding depreciation)	—	148,898	(394)	148,504
Depreciation, depletion, and amortization	1,476	41,350	50	42,876
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	9,894	13,091	59	23,044
Acquisition and integration expense	3	3,699	—	3,702
Total operating expenses	11,373	2,482,230	37,097	2,530,700

Operating income (loss)	(11,373)	118,503	(37,086)	70,044

Other income (expense)
Interest expense and financing costs, net	(5,999)	(30,990)	(1,999)	(38,988)
Debt extinguishment and commitment costs	(3,832)	(5,354)	—	(9,186)
Other income (expense), net	2,235	30	(1)	2,264
Change in value of common stock warrants	(2,239)	—	—	(2,239)
Equity earnings (losses) from subsidiaries	110,619	—	(110,619)	—
Equity earnings from Laramie Energy, LLC	—	—	792	792
Total other income (expense), net	100,784	(36,314)	(111,827)	(47,357)

Income (loss) before income taxes	89,411	82,189	(148,913)	22,687
Income tax benefit (expense)	(150)	(18,351)	85,075	66,574
Net income (loss)	$89,261	$63,838	$(63,838)	$89,261

Adjusted EBITDA	$(7,659)	$123,907	$345	$116,593

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,621,307	$528	$1,621,835

Operating expenses
Cost of revenues (excluding depreciation)	—	1,409,503	320	1,409,823
Operating expense (excluding depreciation)	—	104,066	4	104,070
Depreciation, depletion, and amortization	1,977	23,815	20	25,812
General and administrative expense (excluding depreciation)	10,381	13,575	154	24,110
Acquisition and integration expense	1,180	201	—	1,381
Total operating expenses	13,538	1,551,160	498	1,565,196

Operating income (loss)	(13,538)	70,147	30	56,639

Other income (expense)
Interest expense and financing costs, net	(5,340)	(13,581)	—	(18,921)
Other income (expense), net	823	(35)	(12)	776
Change in value of common stock warrants	671	—	—	671
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	48,747	—	(48,747)	—
Equity earnings from Laramie Energy, LLC	—	—	3,224	3,224
Total other income (expense), net	44,901	(24,116)	(45,535)	(24,750)

Income (loss) before income taxes	31,363	46,031	(45,505)	31,889
Income tax benefit (expense)	—	(11,017)	10,491	(526)
Net income (loss)	$31,363	$35,014	$(35,014)	$31,363

Adjusted EBITDA	$(9,558)	$73,031	$38	$63,511

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$28,169	$61,865	$(61,865)	$28,169
Inventory valuation adjustment	—	(21,556)	—	(21,556)
RINs loss (gain) in excess of net obligation	—	2,713	—	2,713
Unrealized loss (gain) on derivatives	—	14,335	—	14,335
Acquisition and integration costs	1	817	—	818
Debt extinguishment and commitment costs	3,690	—	—	3,690
Increase in (release of) tax valuation allowance (1)	—	—	(2,318)	(2,318)
Change in value of common stock warrants	957	—	—	957
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(3,859)	(3,859)
Depreciation, depletion, and amortization	724	21,151	44	21,919
Interest expense and financing costs, net	5,617	12,662	1,999	20,278
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	3,368	3,368
Equity losses (income) from subsidiaries	(41,930)	—	41,930	—
Income tax expense (benefit)	—	16,869	(16,356)	513
Adjusted EBITDA (3)	$(2,772)	$71,474	$325	$69,027

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$16,178	$22,707	$(22,707)	$16,178
Inventory valuation adjustment	—	(12,091)	—	(12,091)
RINs loss (gain) in excess of net obligation	—	890	—	890
Unrealized loss (gain) on derivatives	—	5,496	—	5,496
Acquisition and integration costs	749	—	—	749
Change in value of common stock warrants	74	—	—	74
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	3,157	3,157
Depreciation, depletion, and amortization	864	11,896	15	12,775
Interest expense and financing costs, net	2,686	7,858	—	10,544
Equity (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(805)	(805)
Equity losses (income) from subsidiaries	(25,039)	—	25,039	—
Income tax expense (benefit)	—	5,264	(4,772)	492
Adjusted EBITDA (3)	$(4,488)	$42,020	$(73)	$37,459

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$89,261	$63,838	$(63,838)	$89,261
Inventory valuation adjustment	—	(21,171)	—	(21,171)
RINs loss (gain) in excess of net obligation	—	(1,799)	—	(1,799)
Unrealized loss (gain) on derivatives	—	20,677	—	20,677
Acquisition and integration costs	3	3,699	—	3,702
Debt extinguishment and commitment costs	3,832	5,354	—	9,186
Increase in (release of) tax valuation allowance (1)	—	—	(67,669)	(67,669)
Change in value of common stock warrants	2,239	—	—	2,239
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(5,090)	(5,090)
Depreciation, depletion, and amortization	1,476	41,350	50	42,876
Interest expense and financing costs, net	5,999	30,990	1,999	38,988
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	4,298	4,298
Equity losses (income) from subsidiaries	(110,619)	—	110,619	—
Income tax expense (benefit)	150	18,351	(17,406)	1,095
Adjusted EBITDA (3)	$(7,659)	$123,907	$345	$116,593

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$31,363	$35,014	$(35,014)	$31,363
Inventory valuation adjustment	—	(23,978)	—	(23,978)
RINs loss (gain) in excess of net obligation	—	890	—	890
Unrealized loss (gain) on derivatives	—	1,991	—	1,991
Acquisition and integration costs	1,180	201	—	1,381
Change in value of common stock warrants	(671)	—	—	(671)
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	1,169	1,169
Depreciation, depletion, and amortization	1,977	23,815	20	25,812
Interest expense and financing costs, net	5,340	13,581	—	18,921
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(4,393)	(4,393)
Equity losses (income) from subsidiaries	(48,747)	—	48,747	—
Income tax expense (benefit)	—	11,017	(10,491)	526
Adjusted EBITDA (3)	$(9,558)	$73,031	$38	$63,511
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three and six months ended June 30, 2019 and 2018, there were no severance costs or impairment expense.
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
Our liquidity position as of June 30, 2019 was $175.0 million and consisted of $163.7 million at Par Petroleum, LLC and subsidiaries, $11.2 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of June 30, 2019, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $106.2 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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

Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$24,237	$31,327
Net cash used in investing activities	(312,281)	(91,191)
Net cash provided by financing activities	320,862	24,233
Net cash provided by operating activities was approximately $24.2 million for the six months ended June 30, 2019, which resulted from net income of approximately $89.3 million and non-cash charges to operations of approximately $15.6 million, offset by net cash used for changes in operating assets and liabilities of approximately $80.7 million. The change in our operating assets and liabilities for the six months ended June 30, 2019 was primarily due to increased inventories and trade receivables related to higher inventory volumes at our Washington refinery and higher sales volumes in Hawaii primarily from the Hawaii Refinery Expansion, respectively. Net cash provided by operating activities was approximately $31.3 million for the six months ended June 30, 2018, which resulted from net income of approximately $31.4 million and non-cash charges to operations of approximately $33.5 million, offset by net cash used for changes in operating assets and liabilities of approximately $33.6 million.
For the six months ended June 30, 2019, net cash used in investing activities was approximately $312.3 million and primarily related to $274.3 million of net cash consideration paid for the Washington Acquisition and additions to property and equipment totaling approximately $41.4 million. Net cash used in investing activities was approximately $91.2 million for the six months ended June 30, 2018 and primarily related to $74.3 million paid for the Northwest Retail Acquisition and additions to property and equipment totaling approximately $17.7 million.
Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $320.9 million, which consisted primarily of net debt borrowings of approximately $270.0 million and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $71.4 million, offset by the payments of $13.4 million in deferred loan costs and $7.1 million in commitment and other fees related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes. Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $24.2 million, which consisted primarily of net debt repayments of approximately $5.3 million and net borrowings associated with the J. Aron deferred payment of approximately $30.2 million.
Capital Expenditures
Our capital expenditures for the six months ended June 30, 2019 totaled approximately $41.4 million and were primarily related to the second phase of our diesel hydrotreater construction at our Hawaii refinery, the first phase of a project to allow for processing and storage of renewable fuels at our Washington refinery, equipment purchases and pre-engineering work in preparation for the 2020 turnarounds at our refineries, construction of the tie-in connecting our SPM to the IES crude oil pipeline for Hawaii logistics, and scheduled maintenance. Our capital expenditure budget for 2019 ranges from $100 million to $110 million and primarily relates to the continuation of those projects.
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
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of the Hawaii Refinery Expansion or the Washington Acquisition; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2019 of 173 thousand barrels per day, would change annualized operating income by approximately $62.2 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
We are required under the Supply and Offtake Agreements with J. Aron to hedge the time spread between the period of crude oil cargo pricing and the month of delivery for certain crude oil purchases. We manage this exposure by entering into swaps. Please read Note 8—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through September 2019. At June 30, 2019, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,045	(308)	737
Swaps	2,700	(3,946)	(1,246)
Total	3,745	(4,254)	(509)
Based on our net open positions at June 30, 2019, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $1.2 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 173 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost.
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
Interest Rate Risk
As of June 30, 2019, we had $291.6 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.2 million and $4.5 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2019, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended June 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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
An impairment of an equity investment, a long-lived asset, or goodwill could reduce our earnings or negatively impact the value of our common stock.
Consistent with GAAP, we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, such as Laramie Energy, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other-than-temporary. If we determine that an other-than-temporary impairment is indicated, we would be required to recognize a noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. This could have a negative impact on the price of our common stock. If such an impairment were to occur, there can be no assurance no future impairment charge will be made with respect to our equity investments, goodwill, and long-lived assets.
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
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2019:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2019	146	$17.87	—	—
May 1 - May 31, 2019	869	19.77	—	—
June 1 - June 30, 2019	968	19.13	—	—
Total	1,983	$19.32	—	—
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

10.1
Form of Exchange Agreement dated May 15, 2019, by and between the Company and certain holders of the Company’s 5.00% Convertible Senior Notes due 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2019.

10.2	2019 Par Pacific Holdings, Inc. Management Stock Purchase Plan. Incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2019.

10.3
Amendment to Amended and Restated Supply and Offtake Agreement dated as of June 20, 2019, among Par Hawaii Refining, LLC f/k/a Hawaii Independent Energy, LLC, Par Petroleum, LLC and J. Aron & Company LLC.*

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

Date: August 8, 2019