Form 10-Q
period 2019-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2019-11-06
CIK 821483

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
For the quarterly period ended September 30, 2019

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

51,182,104 shares of Common Stock, $0.01 par value, were outstanding as of November 1, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$110,688	$75,076
Restricted cash	2,447	743
Total cash, cash equivalents, and restricted cash	113,135	75,819
Trade accounts receivable	232,413	160,338
Inventories	671,743	322,065
Prepaid and other current assets	10,495	28,370
Total current assets	1,027,786	586,592
Property and equipment
Property, plant, and equipment	1,127,639	649,768
Less accumulated depreciation, depletion, and amortization	(165,416)	(111,507)
Property and equipment, net	962,223	538,261
Long-term assets
Operating lease assets	373,269	—
Investment in Laramie Energy, LLC	51,815	136,656
Intangible assets, net	22,214	23,947
Goodwill	193,812	153,397
Other long-term assets	21,766	21,881
Total assets	$2,652,885	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,292	$33
Obligations under inventory financing agreements	731,400	373,882
Accounts payable	142,399	54,787
Deferred revenue	7,321	6,681
Accrued taxes	26,889	17,256
Operating lease liabilities	54,476	—
Other accrued liabilities	76,819	54,562
Total current liabilities	1,051,596	507,201
Long-term liabilities
Long-term debt, net of current maturities	630,129	392,607
Common stock warrants	8,072	5,007
Finance lease liabilities	5,976	6,123
Operating lease liabilities	320,553	—
Other liabilities	57,049	37,467
Total liabilities	2,073,375	948,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2019 and December 31, 2018, 51,168,084 shares and 46,983,924 shares issued at September 30, 2019 and December 31, 2018, respectively	512	470
Additional paid-in capital	679,706	617,937
Accumulated deficit	(103,381)	(108,751)
Accumulated other comprehensive income	2,673	2,673
Total stockholders’ equity	579,510	512,329
Total liabilities and stockholders’ equity	$2,652,885	$1,460,734

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$1,401,638	$909,781	$4,002,382	$2,531,616

Operating expenses
Cost of revenues (excluding depreciation)	1,265,755	822,785	3,578,329	2,232,608
Operating expense (excluding depreciation)	83,237	54,905	231,741	158,975
Depreciation, depletion, and amortization	22,227	13,192	65,103	39,004
General and administrative expense (excluding depreciation)	11,391	11,871	34,435	35,981
Acquisition and integration costs	623	2,134	4,325	3,515
Total operating expenses	1,383,233	904,887	3,913,933	2,470,083

Operating income	18,405	4,894	88,449	61,533

Other income (expense)
Interest expense and financing costs, net	(18,348)	(10,425)	(57,336)	(29,346)
Debt extinguishment and commitment costs	—	—	(9,186)	—
Other income, net	83	85	2,347	861
Change in value of common stock warrants	(826)	(1,067)	(3,065)	(396)
Change in value of contingent consideration	—	—	—	(10,500)
Equity earnings (losses) from Laramie Energy, LLC	(85,633)	1,050	(84,841)	4,274
Total other income (expense), net	(104,724)	(10,357)	(152,081)	(35,107)

Income (loss) before income taxes	(86,319)	(5,463)	(63,632)	26,426
Income tax benefit (expense)	2,428	(359)	69,002	(885)
Net income (loss)	$(83,891)	$(5,822)	$5,370	$25,541

Income (loss) per share
Basic	$(1.65)	$(0.13)	$0.11	$0.55
Diluted	$(1.65)	$(0.13)	$0.11	$0.55
Weighted-average number of shares outstanding
Basic	50,942	45,709	49,973	45,676
Diluted	50,942	45,709	50,071	45,721

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,370	$25,541
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, and amortization	65,103	39,004
Debt extinguishment and commitment costs	9,186	—
Non-cash interest expense	7,064	5,358
Change in value of common stock warrants	3,065	396
Deferred taxes	(69,563)	839
Stock-based compensation	4,646	4,799
Unrealized loss on derivative contracts	6,328	8,105
Equity (earnings) losses from Laramie Energy, LLC	84,841	(4,274)
Net changes in operating assets and liabilities:
Trade accounts receivable	(39,455)	(12,819)
Prepaid and other assets	13,838	1,868
Inventories	(247,318)	(8,994)
Deferred turnaround expenditures	(8,986)	—
Obligations under inventory financing agreements	212,862	(43,250)
Accounts payable, other accrued liabilities, and operating lease assets and liabilities	51,651	35,327
Net cash provided by operating activities	98,632	51,900
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(274,291)	(74,331)
Proceeds from purchase price settlement related to asset acquisition	3,226	—
Capital expenditures	(64,086)	(30,198)
Other investing activities	864	805
Net cash used in investing activities	(334,287)	(103,724)
Cash flows from financing activities:
Proceeds from borrowings	470,505	106,500
Repayments of borrowings	(207,121)	(114,926)
Net borrowings on deferred payment arrangements and receivable advances	27,783	30,682
Payment of deferred loan costs	(13,450)	(379)
Payments for debt extinguishment and commitment costs	(7,142)	—
Other financing activities, net	2,396	(653)
Net cash provided by financing activities	272,971	21,224
Net increase (decrease) in cash, cash equivalents, and restricted cash	37,316	(30,600)
Cash, cash equivalents, and restricted cash at beginning of period	75,819	119,077
Cash, cash equivalents, and restricted cash at end of period	$113,135	$88,477
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(35,913)	$(12,981)
Taxes	(3,974)	(48)
Non-cash investing and financing activities:
Accrued capital expenditures	$7,207	$4,048
Common stock issued for business combination	36,980	—
Common stock issued to repurchase convertible notes	30,055	—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	45,776	$458	$593,295	$(148,178)	$2,144	$447,719
Stock-based compensation	272	1	1,437	—	—	1,438
Purchase of common stock for retirement	(29)	—	(543)	—	—	(543)
Other comprehensive income (loss)	—	—	—	—	—	—
Net income	—	—	—	15,185	—	15,185
Balance, March 31, 2018	46,019	459	594,189	(132,993)	2,144	463,799
Stock-based compensation	(8)	1	1,663	—	—	1,664
Purchase of common stock for retirement	(3)	—	(21)	—	—	(21)
Other comprehensive income (loss)	—	—	—	—	—	—
Net income	—	—	—	16,178	—	16,178
Balance, June 30, 2018	46,008	460	595,831	(116,815)	2,144	481,620
Stock-based compensation	15	—	1,696	—	—	1,696
Purchase of common stock for retirement	(14)		(88)	—	—	(88)
Other comprehensive income (loss)	—	—	—	—	—	—
Net loss	—	—	—	(5,822)	—	(5,822)
Balance, September 30, 2018	46,009	$460	$597,439	$(122,637)	$2,144	$477,406

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	46,984	$470	$617,937	$(108,751)	$2,673	$512,329
Issuance of common stock for business combination	2,364	23	36,957	—	—	36,980
Stock-based compensation	246	3	1,532	—	—	1,535
Purchase of common stock for retirement	(44)	—	(734)	—	—	(734)
Net income	—	—	—	61,092	—	61,092
Balance, March 31, 2019	49,550	496	655,692	(47,659)	2,673	611,202
Issuance of common stock for convertible notes repurchase, net (1)	1,449	14	17,775	—	—	17,789
Issuance of common stock for employee stock purchase plan	37	—	754	—	—	754
Stock-based compensation	(31)	—	1,550	—	—	1,550
Purchase of common stock for retirement	(2)	—	(20)	—	—	(20)
Exercise of stock options	21	—	119	—	—	119
Net income	—	—	—	28,169	—	28,169
Balance, June 30, 2019	51,024	510	675,870	(19,490)	2,673	659,563
Stock-based compensation	(20)	—	1,448	—	—	1,448
Purchase of common stock for retirement	(6)	—	(414)	—	—	(414)
Exercise of stock options	170	2	2,802	—	—	2,804
Net loss	—	—	—	(83,891)	—	(83,891)
Balance, September 30, 2019	51,168	$512	$679,706	$(103,381)	$2,673	$579,510
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
For the Interim Periods Ended September 30, 2019 and 2018

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
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Through September 30, 2019, we completed the rebranding of 26 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of September 30, 2019, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
For the Interim Periods Ended September 30, 2019 and 2018

Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to cash held at commercial banks to support letter of credit facilities and certain ongoing bankruptcy recovery trust claims.
Inventories
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost or net realizable value using the first-in, first-out accounting method (“FIFO”). Commodity inventories at the Washington refinery are stated at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost. Our LIFO reserve was $10.3 million as of September 30, 2019.
All of the crude oil utilized at the Hawaii refinery is financed by J. Aron & Company (“J. Aron”) under the Supply and Offtake Agreements as described in Note 8—Inventory Financing Agreements. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding obligation on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we are obligated to repurchase the inventory.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$4,763	$1,620	$12,579	$4,866
Operating expense	13,630	7,155	40,212	20,560
General and administrative expense	797	1,297	2,341	3,345

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
For the Interim Periods Ended September 30, 2019 and 2018

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
Note 3—Investment in Laramie Energy, LLC
As of September 30, 2019, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $240 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of September 30, 2019, the balance outstanding on the revolving credit facility was approximately $204.7 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
At September 30, 2019, we conducted an impairment evaluation of our investment in Laramie Energy because of the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. We evaluate equity method investments for impairment when factors indicate that a decrease in the value of our investment has occurred and the carrying amount of our investment may not be recoverable. An impairment loss, based on the difference between the carrying value and the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. At September 30, 2019, we determined that the estimated fair value of our investment in Laramie Energy was $51.8 million, compared to a carrying value of $133.3 million. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of September 30, 2019 for two years through December 31, 2021. A blend of 2021 forward strip pricing and third-party analyst pricing was used for years after 2021 through December 31, 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that Colorado Interstate Gas (CIG) prices, which have declined from an average spot price of $2.48 ($/MMBtu) in the first quarter of 2019, to $1.84 ($/MMBtu) in the second quarter of 2019 and $1.77 ($/MMBtu) in the third quarter of 2019, will recover in the near term. Based on the significant decline in natural gas prices over the past six months and the reduced likelihood that natural gas prices

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

will recover in the near term, we concluded that the decline in the fair value of our investment in Laramie Energy is other than temporary. As a result, we have recorded an impairment charge of $81.5 million on our statement of operations for the three months ended September 30, 2019. The decline in the estimated fair value of our investment in Laramie Energy and the resulting impairment charge is larger than previously disclosed primarily due to the continued decline in natural gas prices during the third quarter of 2019 and the impact of lower than expected prices on the value of Laramie Energy’s proved and unproved reserves.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Nine Months Ended September 30, 2019
Beginning balance	$136,656
Equity losses from Laramie Energy	(8,344)
Accretion of basis difference	5,018
Impairment	(81,515)
Ending balance	$51,815

Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2019	December 31, 2018
Current assets	$16,704	$28,569
Non-current assets	763,583	788,515
Current liabilities	29,332	41,681
Non-current liabilities	286,623	293,084

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Natural gas and oil revenues	$38,967	$58,557	$150,161	$151,988
Income (loss) from operations	(10,028)	6,152	(4,490)	11,642
Net loss	(12,586)	(152)	(18,139)	(1,708)

Laramie Energy’s net loss for the three and nine months ended September 30, 2019 includes $20.7 million and $63.1 million of depreciation, depletion, and amortization (“DD&A”) and $4.3 million of unrealized losses and $6.8 million of unrealized gains on derivative instruments, respectively. Laramie Energy’s net loss for the three and nine months ended September 30, 2018 includes $20.7 million and $52.7 million of DD&A and $3.2 million and $6.7 million of unrealized losses on derivative instruments, respectively.
At September 30, 2019 and December 31, 2018, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $161.8 million and $85.2 million, respectively. This difference arose primarily due to lack of control and marketability discounts and other-than-temporary impairments of our equity investment in Laramie Energy.
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business, for $358 million plus net working capital (the “Washington Acquisition”). The Washington Acquisition includes a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”) and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”).

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Please read Note 9—Debt for further information on the Term Loan B and Par Pacific Term Loan. In January 2019, we incurred $5.4 million of commitment fees associated with the funding of the Washington Acquisition. Such commitment fees are presented as Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the nine months ended September 30, 2019.
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
A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$16,146
Accounts receivable	34,954
Inventories	98,367
Prepaid and other assets	5,320
Property, plant, and equipment	412,766
Operating lease assets	62,337
Goodwill (1)	40,415
Total assets (2)	670,305
Obligations under inventory financing agreements	(116,873)
Accounts payable	(55,444)
Current operating lease obligations	(21,571)
Other current liabilities	(18,411)
Long-term operating lease obligations	(40,766)
Deferred tax liability	(89,909)
Other non-current liabilities	(804)
Total liabilities	(343,778)
Total	$326,527
______________________________________________

(1)	We allocated $23.4 million and $17.0 million of goodwill to our refining and logistics segments, respectively.

(2)	We allocated $402.7 million and $267.6 million of total assets to our refining and logistics segments, respectively.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the fourth quarter of 2019. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant, and equipment, goodwill, and income taxes. During the six months ended September 30, 2019, the purchase price allocation was adjusted to record an increase in the property, plant, and equipment valuation of $2.1 million, a decrease in the deferred tax liability of $5.9 million, and a net decrease in working capital adjustments of $1.9 million. Goodwill decreased $6.1 million as a result of these adjusting entries. We incurred $2.2 million of acquisition costs related to the Washington Acquisition for the nine months ended September 30, 2019. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the three and nine months ended September 30, 2019, our results of operations included revenues of $300.0 million and $855.6 million and profit before tax of $29.4 million and $49.5 million related to U.S. Oil, respectively. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands except per share information):

	Nine Months Ended September 30,
	2019	2018
Revenues	$4,030,290	$3,515,536
Net income (loss)	(72,544)	19,897

Income (loss) per share
Basic	$(1.45)	$0.41
Diluted	$(1.45)	$0.41

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results for the nine months ended September 30, 2019 and 2018 include adjustments to remeasure U.S. Oil’s LIFO inventory reserve as if the Washington Acquisition had been completed on January 1, 2018, record interest and other debt extinguishment costs related to issuance of the Term Loan B and Par Pacific Term Loan, and adjust U.S. Oil’s historical depreciation expense as a result of the fair value adjustment to Property and equipment, net. The pro forma results for the nine months ended September 30, 2019 also include an adjustment to eliminate the $67.0 million tax benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
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
For the Interim Periods Ended September 30, 2019 and 2018

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
As of December 31, 2018, we finalized the Northwest Retail Acquisition purchase price allocation. We incurred $0.6 million of acquisition costs related to the Northwest Retail Acquisition for the nine months ended September 30, 2018. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations. No such costs were incurred during the three months ended September 30, 2018.
Note 5—Revenue Recognition
As of September 30, 2019 and December 31, 2018, receivables from contracts with customers were $223.0 million and $148.4 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $7.3 million and $6.7 million as of September 30, 2019 and December 31, 2018, respectively.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$399,543	$—	$86,941
Distillates (1)	625,080	—	10,857
Other refined products (2)	311,724	—	—
Merchandise	—	—	24,098
Transportation and terminalling services	—	49,623	—
Other revenue	604	—	338
Total segment revenues (3)	$1,336,951	$49,623	$122,234

Three Months Ended September 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$260,392	$—	$89,358
Distillates (1)	466,148	—	11,282
Other refined products (2)	124,051	—	—
Merchandise	—	—	24,330
Transportation and terminalling services	—	30,660	—
Total segment revenues (3)	$850,591	$30,660	$124,970

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Nine Months Ended September 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$1,060,095	$—	$242,952
Distillates (1)	1,827,879	—	30,413
Other refined products (2)	941,109	—	—
Merchandise	—	—	68,176
Transportation and terminalling services	—	144,978	—
Other revenue	1,489	—	1,273
Total segment revenues (3)	$3,830,572	$144,978	$342,814

Nine Months Ended September 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$755,523	$—	$232,314
Distillates (1)	1,318,645	—	29,403
Other refined products (2)	317,094	—	—
Merchandise	—	—	61,536
Transportation and terminalling services	—	95,016	—
Total segment revenues (3)	$2,391,262	$95,016	$323,253
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at September 30, 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$192,807	$120,305	$313,112
Refined products and blendstock	132,795	164,627	297,422
Warehouse stock and other (2)	61,209	—	61,209
Total	$386,811	$284,932	$671,743
Inventories at December 31, 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$7,000	$117,877	$124,877
Refined products and blendstock	62,401	100,175	162,576
Warehouse stock and other (2)	34,612	—	34,612
Total	$104,013	$218,052	$322,065

________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.

(2)	Includes $17.1 million and $5.0 million of RINs and environmental credits as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, there was a $6.2 million and $3.8 million reserve for the lower of cost or net realizable value of inventory, respectively. Our LIFO inventory reserve was $10.3 million as of September 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Collateral posted with broker for derivative instruments (1)	$4,076	$2,759
Prepaid insurance	—	7,727
Deferred financing costs	280	—
Derivative assets	118	5,164
Other	6,021	12,720
Total	$10,495	$28,370

_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.

Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of September 30, 2019, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. The amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate of $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”) in limited and restricted circumstances.
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
For the three and nine months ended September 30, 2019, we incurred approximately $9.1 million and $24.7 million, respectively, of inventory intermediation fees related to the Supply and Offtake Agreements, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we incurred approximately $5.0 million and $15.8 million of inventory intermediation fees related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2019, Interest expense and financing costs, net, on our condensed consolidated statements of operations includes approximately $1.3 million and $4.3 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2018, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.3 million and $3.3 million of expenses related to the Supply and Offtake Agreements, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of September 30, 2019 and December 31, 2018, the capacity of the Deferred Payment Arrangement was $101.0 million and $77.4 million, respectively. As of September 30, 2019 and December 31, 2018, we had $94.8 million and $68.4 million outstanding, respectively, under the Deferred Payment Arrangements.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of September 30, 2019, the payable was $0.1 million. As of December 31, 2018 the receivable was $2.5 million.
Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to early terminate as early as March 31, 2021.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity under the MLC receivable advances. As of September 30, 2019, our outstanding balance under MLC receivable advances was equal to our borrowing base of $50.9 million. Additionally, as of September 30, 2019, we had approximately $72.2 million in letters of credit outstanding through MLC’s credit support.
For the three and nine months ended September 30, 2019, we incurred approximately $0.9 million and $2.7 million of inventory intermediation fees, respectively, related to the Washington Refinery Intermediation Agreement, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $2.0 million and $4.8 million of expenses, respectively, related to the Washington Refinery Intermediation Agreement.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2019	December 31, 2018
5.00% Convertible Senior Notes due 2021	$79,895	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,441	1,466
Term Loan B	243,750	—
Retail Property Term Loan	44,384	—
Principal amount of long-term debt	669,470	416,466
Less: unamortized discount and deferred financing costs	(27,049)	(23,826)
Total debt, net of unamortized discount and deferred financing costs	642,421	392,640
Less: current maturities	(12,292)	(33)
Long-term debt, net of current maturities	$630,129	$392,607

As of September 30, 2019, we had no letters of credit outstanding under the ABL Credit Facility and $3.7 million in cash-collateralized letters of credit and surety bonds outstanding. Additionally, as of December 31, 2018, we had approximately $13.5 million in letters of credit outstanding under the ABL Credit Facility.
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
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of September 30, 2019, the ABL Revolver had no outstanding balance and a borrowing base of approximately $58.4 million.
5.00% Convertible Senior Notes Due 2021
As of September 30, 2019, the outstanding principal amount of the 5.00% Convertible Senior Notes was $79.9 million, the unamortized discount and deferred financing cost was $7.3 million, and the carrying amount of the liability component was $72.6 million. During May and June 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $35.1 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $16.2 million in cash and approximately 1.4 million shares of our common stock with a fair value of $30.1 million. We recognized a loss of approximately $3.7 million related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in the nine months ended September 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

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
During the term of the Par Pacific Term Loan, the interest payments were due monthly and were based on the outstanding principal balance multiplied by a floating rate equal to 3.50% above the applicable LIBOR rate (as defined in the Par Pacific Term Loan Agreement) subject to an increased default interest rate in the event of a default. The Par Pacific Term Loan Agreement was originally scheduled to mature on July 9, 2019. We terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement on March 29, 2019 using the proceeds of the Retail Property Term Loan (as defined below). We recognized approximately $0.1 million of debt extinguishment costs related to the unamortized deferred financing costs associated with the Par Pacific Term Loan Agreement in the nine months ended September 30, 2019.
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
The Retail Property Term Loan is guaranteed by Par and secured by a lien on substantially all of the assets of Par Property LLC, including a mortgage lien on 21 retail properties in Hawaii (the “Portfolio Properties”). Certain covenants require us to maintain a loan-to-appraisal value of the Portfolio Properties ratio of not greater than 75% and an annual debt yield of at least 9.0%. Par is also subject to a minimum liquidity covenant measured on the last day of each fiscal quarter.
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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2019, we were in compliance with all of our debt agreements.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) on February 6, 2019 and declared effective on February 15, 2019 (“Registration Statement”), we may sell

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

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
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. Our Washington Refinery Intermediation Agreement contains forward purchase obligations for certain volumes of crude oil and refined products that are required to be settled at market prices on a monthly basis. We have determined that these obligations under the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement contain embedded derivatives. As such, we have accounted for these embedded derivatives at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
We have entered into forward purchase contracts for crude oil and forward purchases and sales contracts of refined products. We elect the normal purchases normal sales (“NPNS”) exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs. Our open futures expire at various dates through March 2020.
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
At September 30, 2019, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,980	(1,116)	864
Swaps	138	(138)	—
Total	2,118	(1,254)	864

At September 30, 2019, we also had option collars of 50 thousand barrels per month that economically hedge our internally consumed fuel at our Hawaii refinery. These option collars have a weighted-average strike price ranging from a floor of $48.40 per barrel to a ceiling of $65.00 per barrel and expire in December 2020.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2019, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of September 30, 2019, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2019 and December 31, 2018 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2019	December 31, 2018
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$118	$4,973
Commodity derivatives	Other accrued liabilities	(110)	(700)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(2,473)	4,085
MLC repurchase obligation derivative	Obligations under inventory financing agreements	4,340	—
Interest rate derivatives	Prepaid and other current assets	—	191
Interest rate derivatives	Other accrued liabilities	(315)	—
Interest rate derivatives	Other liabilities	(1,557)	—
_________________________________________________________

(1)
Does not include cash collateral of $4.1 million and $2.7 million recorded in Prepaid and other current assets and $9.5 million and $8.3 million in Other long-term assets as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the pre-tax gains (losses) recognized on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2019	2018	2019	2018
Commodity derivatives	Cost of revenues (excluding depreciation)	$(4,836)	$(2,842)	$(8,095)	$843
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(2,638)	(4,330)	(6,558)	10,812
MLC repurchase obligation derivative	Cost of revenues (excluding depreciation)	4,656	—	1,317	—
Interest rate derivatives	Interest expense and financing costs, net	(415)	(21)	(1,885)	1,277

Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of September 30, 2019 and December 31, 2018, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of September 30, 2019 and December 31, 2018, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 2.92 years and 3.67 years, respectively.
The estimated fair value of the common stock warrants was $22.78 and $14.13 per share as of September 30, 2019 and December 31, 2018, respectively.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron and MLC repurchase obligation embedded derivatives requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, they are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at September 30, 2019 or December 31, 2018. Please read Note 10—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2019 and December 31, 2018 are presented gross in the tables below (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$2,000	$813	$—	$2,813	$(2,695)	$118

Liabilities
Common stock warrants	$—	$—	$(8,072)	$(8,072)	$—	$(8,072)
Commodity derivatives	(1,946)	(859)	—	(2,805)	2,695	(110)
J. Aron repurchase obligation derivative	—	—	(2,473)	(2,473)	—	(2,473)
MLC repurchase obligation derivative	—	—	4,340	4,340	—	4,340
Interest rate derivatives	—	(1,872)	—	(1,872)	—	(1,872)
Total	$(1,946)	$(2,731)	$(6,205)	$(10,882)	$2,695	$(8,187)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

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
_________________________________________________________

(1)
Does not include cash collateral of $13.6 million and $10.9 million as of September 30, 2019 and December 31, 2018, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, at beginning of period	$(12,720)	$(10,559)	$(922)	$(26,372)
Settlements	3,777	—	(4,121)	—
Acquired	6,201	—	3,900	—
Total unrealized income (loss) included in earnings	(3,463)	(5,397)	(5,062)	10,416
Balance, at end of period	$(6,205)	$(15,956)	$(6,205)	$(15,956)
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$72,560	$109,643
7.75% Senior Secured Notes due 2025 (1)	291,700	299,250
Mid Pac Term Loan (2)	1,441	1,441
Term Loan B Facility (1)	233,171	243,750
Retail Property Term Loan (2)	43,549	43,549
Common stock warrants (2)	8,072	8,072

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

	December 31, 2018
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$100,411	$121,488
7.75% Senior Secured Notes due 2025 (1)	290,763	270,000
Mid Pac Term Loan (2)	1,466	1,466
Common stock warrants (2)	5,007	5,007
_________________________________________________________

(1)	The fair value measurements of the 5.00% Convertible Senior Notes, 7.75% Senior Secured Notes, and Term Loan B Facility are considered Level 2 measurements as discussed below.

(2)	The fair value measurements of the common stock warrants, Mid Pac Term Loan, and Retail Property Term Loan are considered Level 3 measurements in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of September 30, 2019. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of the 7.75% Senior Secured Notes and the Term Loan B Facility were determined using a market approach based on quoted prices. Because the 7.75% Senior Secured Notes and Term Loan B Facility may not be actively traded, the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.
The Retail Property Term Loan is subject to a market-based floating interest rate. The carrying value of our Retail Property Term Loan was determined to approximate fair value as of September 30, 2019. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

The following table provides information on the amounts (in thousands, except lease term and discount rates) of our leased assets and liabilities as of September 30, 2019 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2019
Assets
Finance	Property, plant, and equipment	$10,787
Finance	Accumulated amortization	(3,959)
Finance	Property and equipment, net	$6,828
Operating	Operating lease assets	373,269
Total leased assets		$380,097

Liabilities
Current
Finance	Other accrued liabilities	$1,632
Operating	Operating lease liabilities	54,476
Long-term
Finance	Finance lease liabilities	5,976
Operating	Operating lease liabilities	320,553
Total lease liabilities		$382,637

Weighted-average remaining lease term (in years)
Finance		5.90
Operating		11.53
Weighted-average discount rate
Finance		6.68%
Operating		7.71%

The following table summarizes the lease costs recognized on our condensed consolidated statements of operations (in thousands):

Lease cost type	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of finance lease assets	$479	$1,380
Interest on lease liabilities	128	392
Operating lease cost	24,259	72,237
Variable lease cost	2,799	8,689
Short-term lease cost	1,067	1,483
Net lease cost	$28,732	$84,181

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

Lease type	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,571
Operating cash flows from finance leases	559
Operating cash flows from operating leases	71,181
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	198
ROU assets obtained in exchange for new operating lease liabilities	15,532

The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2019 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2019 (1)	$540	$22,109	$22,649
2020	1,978	79,668	81,646
2021	1,407	51,891	53,298
2022	1,190	49,712	50,902
2023	1,159	48,670	49,829
2024	934	42,962	43,896
Thereafter	2,005	243,517	245,522
Total lease payments	9,213	538,529	547,742
Less amount representing interest	(1,605)	(163,500)	(165,105)
Present value of lease liabilities	$7,608	$375,029	$382,637
_________________________________________________________

(1)	Represents period from October 1, 2019 to December 31, 2019.
Additionally, the Company has $54.0 million and $1.2 million in future undiscounted cash flows for four operating leases and one finance lease that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.
At December 31, 2018, the estimated minimum lease payments for capital and operating leases with initial or remaining non-cancelable lease terms in excess of one year were as follows (in thousands):

	Capital leases	Operating leases
2019	$2,723	$62,589
2020	2,264	62,132
2021	1,757	39,821
2022	1,512	38,402
2023	1,148	38,827
Thereafter	2,600	191,717
Total minimum rental payments	$12,004	$433,488
Less amount representing interest	(1,865)
Present value of minimum rental payments	$10,139

Note 13—Commitments and Contingencies
In the ordinary course of business, we are a party to various lawsuits and other contingent matters. We establish accruals for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

estimable. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on our financial condition, results of operations, or cash flows.
United Steelworkers Union Dispute
A portion of our employees at the Hawaii refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith. On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement. Arbitration was commenced and concluded on October 1, 2018, with the arbitrator taking the matter under advisement thereafter. In a decision dated November 27, 2018, the arbitrator denied the grievance without prejudice to USW’s NLRB claim regarding retiree medical and short term disability benefits. On June 5, 2019, the NLRB approved the withdrawal of USW’s claim against PHR.
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
The Par East facility of our Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the U.S. Environmental Protection Agency (“EPA”) for 2018. Owing to the receipt of these small refinery exemptions, our net income (loss) for the three months ended September 30, 2019 includes $5.7 million of net RINs benefit.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2019, we have accrued $16.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended September 30, 2019 and 2018

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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refinery’s capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. The DOH’s GHG regulation allows, and the Hawaii refinery submitted, a GHG reduction plan, which includes an assessment of alternatives which demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.
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
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. The eastern location of our co-located Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status, and is currently compliant. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East facility of our Hawaii refinery, our

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018.
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
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through September 30, 2019, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of September 30, 2019, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree for the nine months ended September 30, 2019 and 2018 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
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
For the Interim Periods Ended September 30, 2019 and 2018

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
As of September 30, 2019, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 14—Stockholders’ Equity
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted Stock Awards	$789	$955	$2,589	$2,734
Restricted Stock Units	279	235	841	605
Stock Option Awards	380	506	1,103	1,460

During the three and nine months ended September 30, 2019, we granted 11 thousand shares and 285 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.1 million and $4.5 million, respectively. As of September 30, 2019, there were approximately $7.1 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
During the nine months ended September 30, 2019, we granted 300 thousand stock option awards with a weighted-average exercise price of $17.00 per share and no grants were made for the three months ended September 30, 2019. As of September 30, 2019, there were approximately $3.1 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, we granted 48 thousand performance restricted stock units to executive officers and no performance restricted stock units were granted for the three months ended September 30, 2019. These performance restricted stock units had a fair value of approximately $0.8 million and are subject to certain annual performance targets as defined by our Board of Directors. As of September 30, 2019, there were approximately $1.1 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
Note 15—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during each of the three and nine months ended September 30, 2019 and September 30, 2018. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(83,891)	$(5,822)	$5,370	$25,541
Less: Undistributed income allocated to participating securities (1)	—	—	59	361
Net income (loss) attributable to common stockholders	(83,891)	(5,822)	5,311	25,180
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income (loss) per common share	$(83,891)	$(5,822)	$5,311	$25,180

Basic weighted-average common stock shares outstanding	50,942	45,709	49,973	45,676
Plus: dilutive effects of common stock equivalents (2)	—	—	98	45
Diluted weighted-average common stock shares outstanding	50,942	45,709	50,071	45,721

Basic income (loss) per common share	$(1.65)	$(0.13)	$0.11	$0.55
Diluted income (loss) per common share	$(1.65)	$(0.13)	$0.11	$0.55
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, our calculation of diluted shares outstanding excluded 160 thousand shares of restricted stock and 1.8 million stock options. For the nine months ended September 30, 2018, our calculation of diluted shares outstanding excluded 33 thousand shares of restricted stock and 1.3 million stock options.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and nine months ended September 30, 2019 and September 30, 2018, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 excluded 4.4 million, 5.5 million, 6.4 million, and 6.4 million common stock equivalents, respectively, as the effect would be anti-dilutive.
Note 16—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. For the three and nine months ended September 30, 2019, we recorded an income tax benefit of $2.4 million and $69.0 million, respectively, primarily due to the release of valuation allowance in connection with the recognition of deferred tax liabilities acquired as part of the Washington Acquisition. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2019.
During the three and nine months ended September 30, 2019 and 2018, no adjustments were recognized for uncertain tax positions.
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
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our NOL carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which our refining, retail, and logistics revenues are derived are not the same states in which our NOLs were incurred; therefore, we expect to incur state tax liabilities in connection with our refining, retail, and logistics operations.
Note 17—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Commencing January 11, 2019, the results of operations of the Washington Acquisition are included in our refining and logistics segments.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,336,951	$49,623	$122,234	$(107,170)	$1,401,638
Cost of revenues (excluding depreciation)	1,256,569	28,712	87,631	(107,157)	1,265,755
Operating expense (excluding depreciation)	63,041	2,553	17,643	—	83,237
Depreciation, depletion, and amortization	14,088	4,798	2,523	818	22,227
General and administrative expense (excluding depreciation)	—	—	—	11,391	11,391
Acquisition and integration costs	—	—	—	623	623
Operating Income (Loss)	$3,253	$13,560	$14,437	$(12,845)	$18,405
Interest expense and financing costs, net					(18,348)
Other income, net					83
Change in value of common stock warrants					(826)
Equity losses from Laramie Energy, LLC					(85,633)
Loss before income taxes					(86,319)
Income tax benefit					2,428
Net loss					$(83,891)

Capital expenditures	$6,672	$14,759	$765	$486	$22,682

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Three Months Ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$850,591	$30,660	$124,970	$(96,440)	$909,781
Cost of revenues (excluding depreciation)	805,051	18,384	95,968	(96,618)	822,785
Operating expense (excluding depreciation)	36,766	1,663	16,476	—	54,905
Depreciation, depletion, and amortization	8,336	1,654	1,876	1,326	13,192
General and administrative expense (excluding depreciation)	—	—	—	11,871	11,871
Acquisition and integration costs	—	—	—	2,134	2,134
Operating income (loss)	$438	$8,959	$10,650	$(15,153)	$4,894
Interest expense and financing costs, net					(10,425)
Other income, net					85
Change in value of common stock warrants					(1,067)
Equity earnings from Laramie Energy, LLC					1,050
Loss before income taxes					(5,463)
Income tax expense					(359)
Net loss					$(5,822)

Capital expenditures	$5,332	$4,501	$1,425	$1,283	$12,541

________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $107.2 million and $96.4 million for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,830,572	$144,978	$342,814	$(315,982)	$4,002,382
Cost of revenues (excluding depreciation)	3,563,503	82,000	248,751	(315,925)	3,578,329
Operating expense (excluding depreciation)	173,689	7,945	50,107	—	231,741
Depreciation, depletion, and amortization	42,579	12,683	7,429	2,412	65,103
General and administrative expense (excluding depreciation)	—	—	—	34,435	34,435
Acquisition and integration costs	—	—	—	4,325	4,325
Operating income (loss)	$50,801	$42,350	$36,527	$(41,229)	$88,449
Interest expense and financing costs, net					(57,336)
Debt extinguishment and commitment costs					(9,186)
Other income, net					2,347
Change in value of common stock warrants					(3,065)
Equity losses from Laramie Energy, LLC					(84,841)
Loss before income taxes					(63,632)
Income tax benefit					69,002
Net income					$5,370

Capital expenditures	$25,555	$32,217	$5,042	$1,272	$64,086

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2019 and 2018

Nine Months Ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,391,262	$95,016	$323,253	$(277,915)	$2,531,616
Cost of revenues (excluding depreciation)	2,204,634	57,775	248,328	(278,129)	2,232,608
Operating expense (excluding depreciation)	108,862	5,870	44,239	4	158,975
Depreciation, depletion, and amortization	24,173	4,969	6,441	3,421	39,004
General and administrative expense (excluding depreciation)	—	—	—	35,981	35,981
Acquisition and integration costs	—	—	—	3,515	3,515
Operating income (loss)	$53,593	$26,402	$24,245	$(42,707)	$61,533
Interest expense and financing costs, net					(29,346)
Other income, net					861
Change in value of common stock warrants					(396)
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					4,274
Income before income taxes					26,426
Income tax expense					(885)
Net income					$25,541

Capital expenditures	$15,359	$9,050	$2,520	$3,269	$30,198
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $316.0 million and $277.3 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and nine months ended September 30, 2019 or 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
Our business is organized into three primary segments:
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
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock locations. Through September 30, 2019, we completed the rebranding of 26 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of September 30, 2019, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
Results of Operations
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Net Loss. Our financial performance for the third quarter 2019 was primarily driven by a non-cash impairment charge of $81.5 million related to our equity investment in Laramie Energy and unplanned maintenance at our Hawaii refinery, partially offset by the contribution of the Washington Acquisition. Our net loss increased from a net loss of $5.8 million for the three months ended September 30, 2018 to a net loss of $83.9 million for the three months ended September 30, 2019. Other factors impacting our results period over period include higher interest expense and financing costs, net, higher purchased product volumes at our Hawaii refinery, and a $6.2 million lower of cost or net realizable inventory value charge, partially offset by a $5.7 million net RINs benefit related to small refinery waivers received in 2019.
Adjusted EBITDA and Adjusted Net Income. For the three months ended September 30, 2019, Adjusted EBITDA was $49.7 million compared to $27.6 million for the three months ended September 30, 2018. The increase was primarily related to the contribution of the Washington Acquisition, increased sales volumes, favorable crack spreads and crude differentials at our Wyoming refinery, and an increase in fuel margins at our Retail segment, partially offset by higher purchased product volumes and unplanned maintenance at our Hawaii refinery.
For the three months ended September 30, 2019, Adjusted Net Income was $6.7 million compared to $6.0 million for the three months ended September 30, 2018. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA, offset by higher depreciation, depletion, and amortization (“DD&A”) driven by the Washington Acquisition, higher interest expense and financing costs, net, and a decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding our impairment of our investment in Laramie Energy.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Net Income. During 2019, our results were primarily driven by a non-cash impairment charge of $81.5 million related to our equity investment in Laramie Energy, higher feedstock costs and unplanned maintenance at our Hawaii refinery, and an increase in interest expense and financing fees, partially offset by a $69.0 million income tax benefit primarily associated with a partial release of our valuation allowance in connection with the Washington Acquisition and the contribution of the Washington Acquisition. Our net income decreased from $25.5 million for the nine months ended September 30, 2018 to $5.4 million for the nine months ended September 30, 2019. Other factors impacting our results period over period include improved fuel margins at our Retail segment, a $10.5 million charge related to the Tesoro earn-out settlement in 2018 that did not recur in 2019, and favorable crude differentials at our Wyoming refinery, partially offset by debt commitment costs incurred in connection with the Washington Acquisition.
Adjusted EBITDA and Adjusted Net Income. For the nine months ended September 30, 2019, Adjusted EBITDA was $166.3 million compared to $91.1 million for the nine months ended September 30, 2018. The change was primarily related to contributions provided by the Washington Acquisition, increased sales volumes, favorable crack spreads and crude differentials at our Wyoming refinery, and improved margins in our Retail operations, partially offset by higher purchased product volumes and unplanned maintenance at our Hawaii refinery.
For the nine months ended September 30, 2019, Adjusted Net Income was $36.0 million compared to $28.6 million for the nine months ended September 30, 2018. The increase was primarily related to the same factors described above for the increase in Adjusted EBITDA, as well as a $13.2 million increase in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding our impairment of our investment in Laramie Energy, an increase in DD&A primarily associated with assets acquired in connection with the Washington Acquisition and Hawaii Refinery Expansion, and an increase in interest expense and financing fees related to the Term Loan B Facility and Par Pacific Term Loan.
The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change (1)
Revenues	$1,401,638	$909,781	$491,857	54%
Cost of revenues (excluding depreciation)	1,265,755	822,785	442,970	54%
Operating expense (excluding depreciation)	83,237	54,905	28,332	52%
Depreciation, depletion, and amortization	22,227	13,192	9,035	68%
General and administrative expense (excluding depreciation)	11,391	11,871	(480)	(4)%
Acquisition and integration costs	623	2,134	(1,511)	(71)%
Total operating expenses	1,383,233	904,887
Operating income	18,405	4,894
Other income (expense)
Interest expense and financing costs, net	(18,348)	(10,425)	(7,923)	(76)%
Other income, net	83	85	(2)	(2)%
Change in value of common stock warrants	(826)	(1,067)	241	23%
Equity earnings (losses) from Laramie Energy, LLC	(85,633)	1,050	(86,683)	(8,256)%
Total other income (expense), net	(104,724)	(10,357)
Loss before income taxes	(86,319)	(5,463)
Income tax benefit (expense)	2,428	(359)	2,787	776%
Net loss	$(83,891)	$(5,822)

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change (1)
Revenues	$4,002,382	$2,531,616	$1,470,766	58%
Cost of revenues (excluding depreciation)	3,578,329	2,232,608	1,345,721	60%
Operating expense (excluding depreciation)	231,741	158,975	72,766	46%
Depreciation, depletion, and amortization	65,103	39,004	26,099	67%
General and administrative expense (excluding depreciation)	34,435	35,981	(1,546)	(4)%
Acquisition and integration costs	4,325	3,515	810	23%
Total operating expenses	3,913,933	2,470,083
Operating income	88,449	61,533
Other income (expense)
Interest expense and financing costs, net	(57,336)	(29,346)	(27,990)	(95)%
Debt extinguishment and commitment costs	(9,186)	—	(9,186)	NM
Other income, net	2,347	861	1,486	173%
Change in value of common stock warrants	(3,065)	(396)	(2,669)	(674)%
Change in value of contingent consideration	—	(10,500)	10,500	100%
Equity earnings (losses) from Laramie Energy, LLC	(84,841)	4,274	(89,115)	(2,085)%
Total other income (expense), net	(152,081)	(35,107)
Income (loss) before income taxes	(63,632)	26,426
Income tax benefit (expense)	69,002	(885)	69,887	7,897%
Net income	$5,370	$25,541
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2019 and 2018 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,336,951	$49,623	$122,234	$(107,170)	$1,401,638
Cost of revenues (excluding depreciation)	1,256,569	28,712	87,631	(107,157)	1,265,755
Operating expense (excluding depreciation)	63,041	2,553	17,643	—	83,237
Depreciation, depletion, and amortization	14,088	4,798	2,523	818	22,227
General and administrative expense (excluding depreciation)	—	—	—	11,391	11,391
Acquisition and integration costs	—	—	—	623	623
Operating Income (Loss)	$3,253	$13,560	$14,437	$(12,845)	$18,405

Three months ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$850,591	$30,660	$124,970	$(96,440)	$909,781
Cost of revenues (excluding depreciation)	805,051	18,384	95,968	(96,618)	822,785
Operating expense (excluding depreciation)	36,766	1,663	16,476	—	54,905
Depreciation, depletion, and amortization	8,336	1,654	1,876	1,326	13,192
General and administrative expense (excluding depreciation)	—	—	—	11,871	11,871
Acquisition and integration costs	—	—	—	2,134	2,134
Operating income (loss)	$438	$8,959	$10,650	$(15,153)	$4,894
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $107.2 million and $96.4 million for the three months ended September 30, 2019 and 2018, respectively.

Nine months ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,830,572	$144,978	$342,814	$(315,982)	$4,002,382
Cost of revenues (excluding depreciation)	3,563,503	82,000	248,751	(315,925)	3,578,329
Operating expense (excluding depreciation)	173,689	7,945	50,107	—	231,741
Depreciation, depletion, and amortization	42,579	12,683	7,429	2,412	65,103
General and administrative expense (excluding depreciation)	—	—	—	34,435	34,435
Acquisition and integration costs	—	—	—	4,325	4,325
Operating income (loss)	$50,801	$42,350	$36,527	$(41,229)	$88,449

Nine months ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,391,262	$95,016	$323,253	$(277,915)	$2,531,616
Cost of revenues (excluding depreciation)	2,204,634	57,775	248,328	(278,129)	2,232,608
Operating expense (excluding depreciation)	108,862	5,870	44,239	4	158,975
Depreciation, depletion, and amortization	24,173	4,969	6,441	3,421	39,004
General and administrative expense (excluding depreciation)	—	—	—	35,981	35,981
Acquisition and integration costs	—	—	—	3,515	3,515
Operating income (loss)	$53,593	$26,402	$24,245	$(42,707)	$61,533
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $316.0 million and $277.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Total Refining Segment
Feedstocks Throughput (Mbpd) (2)	150.7	88.6	161.9	90.8
Refined product sales volume (Mbpd) (2)	184.5	99.9	175.1	99.2

Hawaii Refinery
Feedstocks Throughput (Mbpd)	95.4	71.5	108.1	73.8

Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.5%	26.0%	23.1%	27.4%
Distillates	44.2%	49.9%	43.9%	48.6%
Fuel oils	26.6%	16.0%	26.6%	16.3%
Other products	1.4%	4.8%	2.9%	4.5%
Total yield	95.7%	96.7%	96.5%	96.8%

Refined product sales volume (Mbpd)
On-island sales volume	112.4	75.3	111.0	72.2
Exports sale volume	12.5	8.3	6.9	9.9
Total refined product sales volume	124.9	83.6	117.9	82.1

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$0.98	$3.75	$2.82	$4.78
Production costs per bbl ($/throughput bbl) (4)	4.17	3.97	3.22	3.72
DD&A per bbl ($/throughput bbl)	0.50	0.66	0.45	0.68

Washington Refinery
Feedstocks Throughput (Mbpd) (2)	38.2	—	38.2	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.9%	—%	23.7%	—%
Distillates	35.1%	—%	35.6%	—%
Asphalt	20.9%	—%	18.8%	—%
Other products	18.5%	—%	19.4%	—%
Total yield	97.4%	—%	97.5%	—%

Refined product sales volume (Mbpd) (2)	41.4	—	41.1	—

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$11.33	$—	$10.10	$—
Production costs per bbl ($/throughput bbl) (4)	4.40	—	4.55	—
DD&A per bbl ($/throughput bbl)	1.42	—	1.59	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.1	17.1	17.0	17.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.7%	47.7%	49.0%	48.2%
Distillates	47.1%	46.0%	44.8%	46.3%
Fuel oils	1.8%	2.1%	1.8%	1.8%
Other products	1.9%	1.7%	1.9%	1.3%
Total yield	97.5%	97.5%	97.5%	97.6%

Refined product sales volume (Mbpd)	18.2	16.3	17.6	17.1

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$25.65	$17.93	$19.06	$16.51
Production costs per bbl ($/throughput bbl) (4)	6.33	6.10	6.49	6.63
DD&A per bbl ($/throughput bbl)	2.97	2.54	2.86	2.28

Market Indices ($ per barrel)
4-1-2-1 Singapore Crack Spread (5)	$9.36	$7.81	$7.50	$6.87
Pacific Northwest 5-2-2-1 Index (6)	14.76	—	14.47	—
Wyoming 3-2-1 Index (7)	27.32	26.25	23.81	22.34

Crude Prices ($ per barrel)
Brent	$62.03	$75.93	$64.77	$72.73
WTI	56.44	69.43	57.09	66.77
ANS	63.63	75.83	65.71	72.78
Bakken Clearbrook	55.32	68.58	56.22	66.10
WCS Hardisty	43.61	41.67	45.07	42.68
Brent M1-M3	1.10	0.11	0.87	0.53
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

(2)
Feedstocks throughput and sales volumes per day for the Washington refinery for the three and nine months ended September 30, 2019 are calculated based on the 92 and 263-day periods for which we owned the Washington refinery in 2019, respectively. As such, the amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2019 plus the Washington refinery’s throughput or sales volumes averaged over the periods from July 1, 2019 to September 30, 2019 and January 11, 2019 to September 30, 2019, respectively. The 2018 amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2018.

(3)
Please see discussion of Adjusted Gross Margin below. We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the LIFO inventory costing method. Adjusted Gross Margin for our other refineries is determined under the FIFO inventory costing method.

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

(6)
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude. The 2019 prices for the three and nine months ended September 30, 2019 represent the price averaged over the periods from July 1, 2019 to September 30, 2019, and January 11, 2019 to September 30, 2019, respectively.

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

Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail Segment
Retail sales volumes (thousands of gallons) (1)	32,786	32,217	94,330	85,896
________________________________________________________

(1)
Retail sales volumes for the three and nine months ended September 30, 2018 include the 92 days and 192 days of retail sales volumes from Northwest Retail since its acquisition on March 23, 2018, respectively. The 2019 amounts represent the sum of the Hawaii and Northwest Retail sales volumes for the three and nine months ended September 30, 2019.

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); impairment expense; inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligations, and purchase price allocation adjustments); DD&A; RINs loss (gain) in excess of net obligation (see definition below); and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin.
Beginning in the fourth quarter of 2018, Adjusted Net Income (loss) excludes RINs loss (gain) recorded in excess of our net RINs obligation (“RINs loss (gain) in excess of net obligation”). Our RINs obligations to comply with the Renewable Fuel Standard (“RFS”) are recorded as liabilities and measured at fair value as of the end of the reporting period. Our RINs assets, which include RINs purchased on the open market and RINs generated by blending biofuels as part of our refining process, are stated at the lower of cost or net realizable value (“NRV”) as of the end of the reporting period. During periods of rising RINs market prices, we recognize unrealized losses associated with the increase in the fair value of our RINs liabilities. Under GAAP, we do not adjust the carrying value of our RINs assets because such assets are stated at the lower of cost or NRV. This adjustment represents the income statement effect of reflecting our RINs liability on a net basis, as the settlement of any open obligation would first be offset by RINs assets rather than purchasing such RINs obligations at market prices. We have recast the non-GAAP information for the three and nine months ended September 30, 2018 to conform to the current period presentation.
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
Adjusted Gross Margin should not be considered an alternative to operating income (loss), cash flows from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted Gross Margin presented by other companies may not be comparable to our presentation since each company may define this term differently as they may include other manufacturing costs and depreciation expense in cost of revenues.
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2019	Refining	Logistics	Retail
Operating income	$3,253	$13,560	$14,437
Operating expense (excluding depreciation)	63,041	2,553	17,643
Depreciation, depletion, and amortization	14,088	4,798	2,523
Inventory valuation adjustment	24,796	—	—
RINs gain in excess of net obligation	(1,240)	—	—
Unrealized gain on derivatives	(15,154)	—	—
Adjusted Gross Margin	$88,784	$20,911	$34,603

Three months ended September 30, 2018	Refining	Logistics	Retail
Operating income	$438	$8,959	$10,650
Operating expense (excluding depreciation)	36,766	1,663	16,476
Depreciation, depletion, and amortization	8,336	1,654	1,876
Inventory valuation adjustment	3,944	—	—
RINs loss in excess of net obligation	518	—	—
Unrealized loss on derivatives	2,858	—	—
Adjusted Gross Margin	$52,860	$12,276	$29,002

Nine months ended September 30, 2019	Refining	Logistics	Retail
Operating income	$50,801	$42,350	$36,527
Operating expense (excluding depreciation)	173,689	7,945	50,107
Depreciation, depletion, and amortization	42,579	12,683	7,429
Inventory valuation adjustment	3,625	—	—
RINs gain in excess of net obligation	(3,039)	—	—
Unrealized loss on derivatives	5,523	—	—
Adjusted Gross Margin	$273,178	$62,978	$94,063

Nine months ended September 30, 2018	Refining	Logistics	Retail
Operating income	$53,593	$26,402	$24,245
Operating expense (excluding depreciation)	108,862	5,870	44,239
Depreciation, depletion, and amortization	24,173	4,969	6,441
Inventory valuation adjustment	(20,034)	—	—
RINs loss in excess of net obligation	1,408	—	—
Unrealized loss on derivatives	4,849	—	—
Adjusted Gross Margin	$172,851	$37,241	$74,925
Adjusted Net Income and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, release of tax valuation allowance, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, and Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives. Beginning in the fourth quarter of 2018, Adjusted Net Income (Loss) also excludes RINs loss (gain) in excess of net obligation (as defined in the Adjusted Gross Margin section above). Beginning in 2019, Adjusted Net Income (Loss) also excludes impairment expense associated with our investment in Laramie Energy.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, income taxes, DD&A, and, equity losses (earnings) from Laramie Energy, excluding Par’s share of unrealized loss (gain) on derivatives. Beginning in 2019, equity losses (earnings) from Laramie Energy also excludes the impairment of Par’s investment.
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

The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(83,891)	$(5,822)	$5,370	$25,541
Inventory valuation adjustment	24,796	3,944	3,625	(20,034)
RINs loss (gain) in excess of net obligation	(1,240)	518	(3,039)	1,408
Unrealized loss (gain) on derivatives	(15,154)	2,858	5,523	4,849
Acquisition and integration costs	623	2,134	4,325	3,515
Debt extinguishment and commitment costs	—	—	9,186	—
Release of tax valuation allowance (1)	(2,751)	—	(70,420)	—
Change in value of common stock warrants	826	1,067	3,065	396
Change in value of contingent consideration	—	—	—	10,500
Impairment of Investment in Laramie Energy, LLC (2)	81,515	—	81,515	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	1,961	1,271	(3,129)	2,440
Adjusted Net Income (3)	6,685	5,970	36,021	28,615
Depreciation, depletion, and amortization	22,227	13,192	65,103	39,004
Interest expense and financing costs, net	18,348	10,425	57,336	29,346
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment of Par's investment	2,157	(2,321)	6,455	(6,714)
Income tax expense	323	359	1,418	885
Adjusted EBITDA	$49,740	$27,625	$166,333	$91,136
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three and nine months ended September 30, 2019 and 2018, there were no severance costs or (gain) loss on sale of assets.
Factors Impacting Segment Results
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Refining. Operating income for our refining segment was $3.3 million for the three months ended September 30, 2019, an increase of $2.9 million compared to operating income of $0.4 million for the three months ended September 30, 2018. The increase in profitability was primarily driven by the contribution of the Washington refinery, improved sales volumes and crude differentials at our Wyoming refinery, and a $5.7 million net RINs benefit related to small refinery waivers received in 2019. The Washington refinery assets contributed operating income of approximately $26.7 million to the refining segment for the three months ended September 30, 2019. Our Wyoming refinery refined product sales volumes increased by 12%. The Wyoming 3-2-1 Index increased from $26.25 per barrel in the third quarter of 2018 to $27.32 per barrel in the third quarter of 2019. These increases in operating income were partially offset by unplanned maintenance and higher purchased product volumes at our Hawaii refinery. The unplanned maintenance in Hawaii resulted in an increase of $2.6 million in operating expenses and approximately 11 lost throughput days at our Hawaii refinery.
Logistics. Operating income for our logistics segment was $13.6 million for the three months ended September 30, 2019, an increase of $4.6 million compared to operating income of $9.0 million for the three months ended September 30, 2018. The increase is primarily due to a contribution of $4.4 million from the logistics assets acquired in connection with the Washington Acquisition for the three months ended September 30, 2019.

Retail. Operating income for our retail segment was $14.4 million for the three months ended September 30, 2019, an increase of $3.7 million compared to operating income of $10.7 million for the three months ended September 30, 2018. The increase in operating income was primarily due to a 21% increase in fuel margins.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Refining. Operating income for our refining segment was $50.8 million for the nine months ended September 30, 2019, a decrease of $2.8 million compared to operating income of $53.6 million for the nine months ended September 30, 2018. The decrease in profitability was primarily driven by unplanned maintenance and higher purchased product volumes at our Hawaii refinery and a decrease in net RINs benefits received in 2019 compared to 2018. The unplanned maintenance in Hawaii resulted in an increase of $2.6 million in operating expenses and approximately 11 lost throughput days at our Hawaii refinery. These decreases were partially offset by the contribution provided by the Washington Acquisition and improved crack spreads and crude differentials at our Wyoming refinery. The Washington refinery assets contributed operating income of approximately $41.0 million to the refining segment for the period from January 11, 2019 to September 30, 2019. The Wyoming 3-2-1 Index increased 7% from $22.34 per barrel for the nine months ended September 30, 2018 to $23.81 per barrel for the nine months ended September 30, 2019.
Logistics. Operating income for our logistics segment was $42.4 million for the nine months ended September 30, 2019, an increase of $16.0 million compared to operating income of $26.4 million for the nine months ended September 30, 2018. The increase is primarily due to a contribution of $13.1 million from the logistics assets acquired in connection with the Washington Acquisition for the period from January 11, 2019 to September 30, 2019.
Retail. Operating income for our retail segment was $36.5 million for the nine months ended September 30, 2019, an increase of $12.3 million compared to operating income of $24.2 million for the nine months ended September 30, 2018. The increase in profitability is primarily due to an increase in fuel margins of 15% and an increase in sales volumes of 10% primarily due to the contribution of Northwest Retail for three full quarters during 2019 compared to the 192-day period of ownership during 2018.
Adjusted Gross Margin
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Refining. For the three months ended September 30, 2019, our refining Adjusted Gross Margin was $88.8 million, an increase of $35.9 million compared to $52.9 million for the three months ended September 30, 2018. The increase was primarily due to the Washington refinery acquisition, which contributed Adjusted Gross Margin of approximately $39.8 million to the refining segment for the three months ended September 30, 2019, and improved sales volumes and favorable crude oil differentials at our Wyoming refinery, partially offset by unplanned maintenance and higher purchased product volumes at our Hawaii refinery. Refined product sales volumes at our Wyoming refinery increased by 12%, benefiting from west coast refinery outages towards the end of the quarter. The unplanned maintenance at our Hawaii refinery resulted in approximately 11 lost throughput days. Other factors impacting our refining results period over period include a $5.7 million net RINs benefit related to small refinery waivers received in 2019 and improved crack spreads at our Wyoming refinery. The Wyoming 3-2-1 Index increased from $26.25 per barrel in the third quarter of 2018 to $27.32 per barrel in the third quarter of 2019.
Logistics. For the three months ended September 30, 2019, our logistics Adjusted Gross Margin was $20.9 million, an increase of $8.6 million compared to $12.3 million for the three months ended September 30, 2018. The increase was primarily driven by the contribution of the Washington assets of $7.2 million to the logistics segment for the three months ended September 30, 2019.
Retail. For the three months ended September 30, 2019, our retail Adjusted Gross Margin was $34.6 million, an increase of $5.6 million when compared to $29.0 million for the three months ended September 30, 2018. The increase was primarily due to a 21% increase in fuel margins.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Refining. For the nine months ended September 30, 2019, our refining Adjusted Gross Margin was $273.2 million, an increase of $100.3 million compared to $172.9 million for the nine months ended September 30, 2018. The increase in profitability was primarily driven by the Washington refinery, which contributed Adjusted Gross Margin of $101.5 million to the refining segment for the period from January 11, 2019 to September 30, 2019. Other factors impacting our refining results period over period include improved crack spreads and crude oil differentials at our Wyoming refinery, offset by unplanned maintenance and higher purchased product volumes at our Hawaii refinery and a decrease in net RINs benefits received in 2019 compared to 2018.

The Wyoming 3-2-1 Index increased 7% from $22.34 per barrel for the nine months ended September 30, 2018 to $23.81 per barrel for the nine months ended September 30, 2019.
Logistics. For the nine months ended September 30, 2019, our logistics Adjusted Gross Margin was $63.0 million, an increase of $25.8 million compared to $37.2 million for the nine months ended September 30, 2018. The increase was primarily driven by the contribution of the Washington assets and the timing of bulk movements and higher overall throughput in Hawaii, offset by higher production costs in Hawaii primarily due to the Hawaii Refinery Expansion. The Washington assets contributed Adjusted Gross Margin of $20.1 million to the logistics segment for the period from January 11, 2019 to September 30, 2019.
Retail. For the nine months ended September 30, 2019, our retail Adjusted Gross Margin was $94.1 million, an increase of $19.2 million when compared to approximately $74.9 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in fuel margins of 15%.

Discussion of Consolidated Results
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Revenues. For the three months ended September 30, 2019, revenues were $1.4 billion, a $0.5 billion increase compared to $0.9 billion for the three months ended September 30, 2018. The increase was primarily due to an increase of $494.6 million in third-party refining segment revenue as a result of the Washington Acquisition, which contributed refining revenues of $300.0 million for the three months ended September 30, 2019, and refined product sales volumes increases of 49% and 12% in Hawaii and Wyoming, respectively. These increases were partially offset by decreases in Brent and WTI crude oil prices, which averaged $62.03 and $56.44 per barrel during the third quarter of 2019 compared to $75.93 and $69.43 per barrel during the third quarter of 2018, respectively.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2019, cost of revenues (excluding depreciation) was $1.3 billion, a $0.5 billion increase compared to $0.8 billion for the three months ended September 30, 2018. The increase was primarily driven by the Washington Acquisition and increases of 49% and 12% in refined product sales volumes in Hawaii and Wyoming, respectively. The Washington Acquisition contributed cost of revenues of approximately $250.9 million for the three months ended September 30, 2019. These increases were partially offset by decreases in Brent and WTI crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2019, operating expense (excluding depreciation) was $83.2 million, a $28.3 million increase when compared to $54.9 million for the three months ended September 30, 2018. The increase was primarily driven by operating expenses related to the Washington Acquisition and the Hawaii Refinery Expansion. The Washington Acquisition and Hawaii Refinery Expansion contributed operating expenses of $21.6 million for the three months ended September 30, 2019. The increase was also due to expenditures incurred during the three months ended September 30, 2019 in connection with the unplanned maintenance at our Hawaii refinery.
Depreciation, Depletion, and Amortization. For the three months ended September 30, 2019, DD&A was $22.2 million, an increase of $9.0 million compared to $13.2 million for the three months ended September 30, 2018. The increase was primarily due to the Washington Acquisition and accelerated depreciation resulting from changes in the estimated useful lives of certain refinery equipment. The Washington Acquisition contributed DD&A of $7.9 million for the three months ended September 30, 2019.
General and Administrative Expense (Excluding Depreciation).  For the three months ended September 30, 2019, general and administrative expense (excluding depreciation) was approximately $11.4 million, which is relatively consistent with $11.9 million for the three months ended September 30, 2018.
Acquisition and Integration Costs.  For the three months ended September 30, 2019, we incurred $0.6 million of costs primarily related to integration costs associated with the Washington Acquisition. For the three months ended September 30, 2018, we incurred $2.1 million of costs primarily related to acquisition costs associated with the Hawaii Refinery Expansion.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2019, our interest expense and financing costs were $18.3 million, an increase of $7.9 million when compared to $10.4 million for the three months ended September 30, 2018. The increase was primarily due to interest expense and financing costs of $6.1 million related to the new Term Loan B Facility entered into on January 11, 2019, interest expense of $1.6 million on the Washington Refinery Intermediation Agreement, and interest expense and financing costs of $0.6 million related to the Retail Property Term Loan entered into on

March 29, 2019. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the three months ended September 30, 2019, the change in value of common stock warrants resulted in a loss of $0.8 million, a change of $0.3 million when compared to a loss of approximately $1.1 million for the three months ended September 30, 2018. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock. For the three months ended September 30, 2019, our stock price increased from $20.52 per share as of June 30, 2019 to $22.86 per share as of September 30, 2019. During the three months ended September 30, 2018, our stock price increased from $17.38 per share as of June 30, 2018 to $20.40 per share as of September 30, 2018.
Equity Losses from Laramie Energy, LLC. For the three months ended September 30, 2019, equity losses from Laramie Energy were $85.6 million, a decrease of $86.7 million compared to equity earnings of $1.1 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, we recorded an impairment charge of $81.5 million due to the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the three months ended September 30, 2019, we recorded an income tax benefit of $2.4 million primarily driven by a $2.8 million benefit associated with a partial release of our valuation allowance in connection with indefinite-lived deferred tax assets from interest expense carryforwards with no expiration. For the three months ended September 30, 2018, we recorded income tax expense of $0.4 million primarily related to deferred federal taxes for the period.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Revenues. For the nine months ended September 30, 2019, revenues were $4.0 billion, a $1.5 billion increase compared to $2.5 billion for the nine months ended September 30, 2018. The increase was primarily due to an increase of $1.5 billion in third-party revenues at our refining segment primarily as a result of the Washington Acquisition and increased volumes in Hawaii related to the Hawaii Refinery Expansion. The Washington Acquisition contributed third-party revenues of $855.6 million for the period from January 11, 2019 to September 30, 2019. Refined product sales volumes in Hawaii increased 44% from 82.1 Mbpd in the nine months ended September 30, 2018 to 117.9 Mbpd in the nine months ended September 30, 2019. These increases were partially offset by decreases in Brent and WTI crude oil prices. Average Brent prices decreased from $72.73 per barrel in the nine months ended September 30, 2018 to $64.77 per barrel in the nine months ended September 30, 2019, with similar decreases experienced for WTI crude oil prices. Revenues in our retail segment increased $19.5 million primarily due to the acquisition of Northwest Retail, offset by a 4% decrease in fuel sales prices.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2019, cost of revenues (excluding depreciation) was $3.6 billion, a $1.4 billion increase compared to $2.2 billion for the nine months ended September 30, 2018. The increase was primarily due to the Washington Acquisition and a 44% increase in refined product sales volumes in Hawaii. The Washington Acquisition contributed cost of revenues of approximately $743.8 million for the period from January 11, 2019 to September 30, 2019. These increases were partially offset by decreases in Brent and WTI crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2019, operating expense (excluding depreciation) was $231.7 million, an increase of $72.7 million compared to $159.0 million for the nine months ended September 30, 2018. The increase was primarily due to the Washington Acquisition, Hawaii Refinery Expansion, and Northwest Retail Acquisition. The Washington Acquisition contributed operating expenses of $45.6 million for the period from January 11, 2019 to September 30, 2019. The Hawaii Refinery Expansion contributed operating expenses of $17.4 million for the nine months ended September 30, 2019. Northwest Retail contributed operating expenses of $14.9 million for the full nine months ended September 30, 2019 as compared to $10.2 million for the 192-day period of ownership from March 23, 2018 to September 30, 2018.
Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2019, DD&A was $65.1 million, an increase of $26.1 million when compared to $39.0 million for the nine months ended September 30, 2018. The increase was primarily due to DD&A on assets acquired as part of the Washington Acquisition and the accelerated depreciation resulting from changes in the estimated useful lives of certain refinery equipment and storage tanks.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2019, general and administrative expense (excluding depreciation) was $34.4 million, a decrease of $1.6 million compared to $36.0 million for the nine months ended September 30, 2018. The decrease was primarily due to lower employee benefit costs and professional fees.
Acquisition and Integration Costs. For the nine months ended September 30, 2019, we incurred $4.3 million of acquisition and integration costs primarily related to the Washington Acquisition and the Hawaii Refinery Expansion. For the nine months ended September 30, 2018, we incurred $3.5 million of acquisition and integration costs related to the Northwest Retail Acquisition and Hawaii Refinery Expansion.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2019, our interest expense and financing costs were $57.3 million, an increase of $28.0 million when compared to $29.3 million for the nine months ended September 30, 2018. The increase was primarily due to interest expense and financing costs of $18.1 million related to the new Term Loan B Facility entered into on January 11, 2019, interest expense of $4.6 million on the Washington Refinery Intermediation Agreement, increased interest and financing costs of $1.0 million associated with J. Aron deferred payments, a net increase in our loss on interest rate derivatives of $3.2 million, and interest expense and financing costs of $1.8 million related to the Par Pacific Term Loan entered into on January 9, 2019 and replaced by the Retail Property Term Loan entered into on March 29, 2019. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2019, the change in value of common stock warrants resulted in a loss of $3.1 million, a change of $2.7 million when compared to a loss of $0.4 million for the nine months ended September 30, 2018. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock. For the nine months ended September 30, 2019, our stock price increased from $14.18 per share as of December 31, 2018 to $22.86 per share as of September 30, 2019. During the nine months ended September 30, 2018, our stock price increased from $19.28 per share on December 31, 2017 to $20.40 per share on September 30, 2018.
Change in Value of Contingent Consideration. For the nine months ended September 30, 2018, the change in the value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. As of December 31, 2018 and for the nine months ended September 30, 2019, there was no contingent consideration liability.
Debt Extinguishment and Commitment Costs. For the nine months ended September 30, 2019, our debt extinguishment and commitment costs were $9.2 million and primarily represent the commitment and other fees associated with the financing of the Washington Acquisition and the extinguishment costs associated with the repurchase and cancellation of a portion of our outstanding 5.00% Convertible Senior Notes. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the nine months ended September 30, 2018.
Equity Losses from Laramie Energy, LLC. For the nine months ended September 30, 2019, equity losses from Laramie Energy were $84.8 million, a decrease of $89.1 million compared to equity earnings of $4.3 million for the nine months ended September 30, 2018. During the three months ended September 30, 2019, we recorded an impairment charge of $81.5 million due to the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. Additionally, Laramie’s operating income decreased during the period due to lower realized prices for natural gas, condensate, and natural gas liquids during the the nine months ended September 30, 2019 compared to the same period in 2018. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the nine months ended September 30, 2019, we recorded an income tax benefit of $69.0 million primarily driven by a $67.0 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. For the nine months ended September 30, 2018, we recorded income tax expense of $0.9 million primarily due to deferred federal taxes for the period.
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

	As of September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$10,127	$99,959	$602	$110,688
Restricted cash	743	1,704	—	2,447
Trade accounts receivable	—	232,400	13	232,413
Inventories	—	671,743	—	671,743
Prepaid and other current assets	1,464	8,725	306	10,495
Due from related parties	67,986	—	(67,986)	—
Total current assets	80,320	1,014,531	(67,065)	1,027,786
Property and equipment
Property, plant, and equipment	20,469	1,069,378	37,792	1,127,639
Less accumulated depreciation, depletion, and amortization	(11,372)	(151,858)	(2,186)	(165,416)
Property and equipment, net	9,097	917,520	35,606	962,223
Long-term assets
Operating lease assets	4,411	388,962	(20,104)	373,269
Investment in Laramie Energy, LLC	—	—	51,815	51,815
Investment in subsidiaries	633,861	—	(633,861)	—
Intangible assets, net	—	22,214	—	22,214
Goodwill	—	191,214	2,598	193,812
Other long-term assets	1,405	20,361	—	21,766
Total assets	$729,094	$2,554,802	$(631,011)	$2,652,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,788	$1,504	$12,292
Obligations under inventory financing agreements	—	731,400	—	731,400
Accounts payable	2,319	138,595	1,485	142,399
Deferred revenue	—	7,321	—	7,321
Accrued taxes	—	26,830	59	26,889
Operating lease liabilities	682	58,468	(4,674)	54,476
Other accrued liabilities	2,403	77,043	(2,627)	76,819
Due to related parties	56,956	45,453	(102,409)	—
Total current liabilities	62,360	1,095,898	(106,662)	1,051,596
Long-term liabilities
Long-term debt, net of current maturities	72,560	515,524	42,045	630,129
Common stock warrants	8,072	—	—	8,072
Finance lease liabilities	322	5,654	—	5,976
Operating lease liabilities	5,840	330,143	(15,430)	320,553
Other liabilities	430	141,658	(85,039)	57,049
Total liabilities	149,584	2,088,877	(165,086)	2,073,375
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 51,168,084 shares issued	512	—	—	512
Additional paid-in capital	679,706	309,679	(309,679)	679,706
Accumulated earnings (deficit)	(103,381)	152,743	(152,743)	(103,381)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	579,510	465,925	(465,925)	579,510
Total liabilities and stockholders’ equity	$729,094	$2,554,802	$(631,011)	$2,652,885

	As of December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$28,701	$46,062	$313	$75,076
Restricted cash	743	—	—	743
Trade accounts receivable	—	159,630	708	160,338
Inventories	—	322,065	—	322,065
Prepaid and other current assets	11,711	17,048	(389)	28,370
Due from related parties	43,928	—	(43,928)	—
Total current assets	85,083	544,805	(43,296)	586,592
Property and equipment
Property, plant, and equipment	18,939	630,429	400	649,768
Less accumulated depreciation and depletion	(9,034)	(102,180)	(293)	(111,507)
Property and equipment, net	9,905	528,249	107	538,261
Long-term assets
Investment in Laramie Energy, LLC	—	—	136,656	136,656
Investment in subsidiaries	638,975	—	(638,975)	—
Intangible assets, net	—	23,947	—	23,947
Goodwill	—	150,799	2,598	153,397
Other long-term assets	3,334	18,547	—	21,881
Total assets	$737,297	$1,266,347	$(542,910)	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$33	$—	$33
Obligations under inventory financing agreements	—	373,882	—	373,882
Accounts payable	8,312	44,997	1,478	54,787
Deferred revenue	—	6,681	—	6,681
Accrued taxes	—	17,206	50	17,256
Other accrued liabilities	12,349	43,773	(1,560)	54,562
Due to related parties	96,963	9,848	(106,811)	—
Total current liabilities	117,624	496,420	(106,843)	507,201
Long-term liabilities
Long-term debt, net of current maturities	100,411	292,196	—	392,607
Common stock warrants	5,007	—	—	5,007
Long-term capital lease obligations	475	5,648	—	6,123
Other liabilities	1,451	41,040	(5,024)	37,467
Total liabilities	224,968	835,304	(111,867)	948,405
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,983,924 shares issued	470	—	—	470
Additional paid-in capital	617,937	345,825	(345,825)	617,937
Accumulated earnings (deficit)	(108,751)	81,715	(81,715)	(108,751)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	512,329	431,043	(431,043)	512,329
Total liabilities and stockholders’ equity	$737,297	$1,266,347	$(542,910)	$1,460,734

	Three Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,401,637	$1	$1,401,638

Operating expenses
Cost of revenues (excluding depreciation)	—	1,265,755	—	1,265,755
Operating expense (excluding depreciation)	—	84,420	(1,183)	83,237
Depreciation, depletion, and amortization	748	21,350	129	22,227
General and administrative expense (excluding depreciation)	5,046	6,276	69	11,391
Acquisition and integration costs	3	620	—	623
Total operating expenses	5,797	1,378,421	(985)	1,383,233

Operating income (loss)	(5,797)	23,216	986	18,405

Other income (expense)
Interest expense and financing costs, net	(1,957)	(15,503)	(888)	(18,348)
Other income (expense), net	39	43	1	83
Change in value of common stock warrants	(826)	—	—	(826)
Equity earnings (losses) from subsidiaries	(75,350)	—	75,350	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(85,633)	(85,633)
Total other income (expense), net	(78,094)	(15,460)	(11,170)	(104,724)

Income (loss) before income taxes	(83,891)	7,756	(10,184)	(86,319)
Income tax benefit (expense)	—	(566)	2,994	2,428
Net income (loss)	$(83,891)	$7,190	$(7,190)	$(83,891)

Adjusted EBITDA	$(5,007)	$53,631	$1,116	$49,740

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$22	$909,749	$10	$909,781

Operating expenses
Cost of revenues (excluding depreciation)	—	822,785	—	822,785
Operating expense (excluding depreciation)	—	54,905	—	54,905
Depreciation, depletion, and amortization	1,268	11,915	9	13,192
General and administrative expense (excluding depreciation)	5,296	6,499	76	11,871
Acquisition and integration costs	2,134	—	—	2,134
Total operating expenses	8,698	896,104	85	904,887

Operating income	(8,676)	13,645	(75)	4,894

Other income (expense)
Interest expense and financing costs, net	(2,726)	(7,699)	—	(10,425)
Other income (expense), net	121	(36)	—	85
Change in value of common stock warrants	(1,067)	—	—	(1,067)
Equity earnings (losses) from subsidiaries	6,574	—	(6,574)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	1,050	1,050
Total other income (expense), net	2,902	(7,735)	(5,524)	(10,357)

Income (loss) before income taxes	(5,774)	5,910	(5,599)	(5,463)
Income tax benefit (expense)	(48)	(1,400)	1,089	(359)
Net income (loss)	$(5,822)	$4,510	$(4,510)	$(5,822)

Adjusted EBITDA	$(5,153)	$32,844	$(66)	$27,625

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$4,002,370	$12	$4,002,382

Operating expenses
Cost of revenues (excluding depreciation)	—	3,578,329	—	3,578,329
Operating expense (excluding depreciation)	—	233,318	(1,577)	231,741
Depreciation, depletion, and amortization	2,224	62,700	179	65,103
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	14,940	19,367	128	34,435
Acquisition and integration costs	6	4,319	—	4,325
Total operating expenses	17,170	3,860,651	36,112	3,913,933

Operating income (loss)	(17,170)	141,719	(36,100)	88,449

Other income (expense)
Interest expense and financing costs, net	(7,956)	(46,493)	(2,887)	(57,336)
Debt extinguishment and commitment costs	(3,832)	(5,354)	—	(9,186)
Other income (expense), net	2,274	73	—	2,347
Change in value of common stock warrants	(3,065)	—	—	(3,065)
Equity earnings (losses) from subsidiaries	35,269	—	(35,269)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(84,841)	(84,841)
Total other income (expense), net	22,690	(51,774)	(122,997)	(152,081)

Income (loss) before income taxes	5,520	89,945	(159,097)	(63,632)
Income tax benefit (expense)	(150)	(18,917)	88,069	69,002
Net income (loss)	$5,370	$71,028	$(71,028)	$5,370

Adjusted EBITDA	$(12,666)	$177,538	$1,461	$166,333

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$22	$2,531,056	$538	$2,531,616

Operating expenses
Cost of revenues (excluding depreciation)	—	2,232,288	320	2,232,608
Operating expense (excluding depreciation)	—	158,971	4	158,975
Depreciation, depletion, and amortization	3,245	35,730	29	39,004
General and administrative expense (excluding depreciation)	15,677	20,074	230	35,981
Acquisition and integration costs	3,314	201	—	3,515
Total operating expenses	22,236	2,447,264	583	2,470,083

Operating income	(22,214)	83,792	(45)	61,533

Other income (expense)
Interest expense and financing costs, net	(8,066)	(21,280)	—	(29,346)
Other income (expense), net	944	(71)	(12)	861
Change in value of common stock warrants	(396)	—	—	(396)
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	55,321	—	(55,321)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	4,274	4,274
Total other income (expense), net	47,803	(31,851)	(51,059)	(35,107)

Income (loss) before income taxes	25,589	51,941	(51,104)	26,426
Income tax benefit (expense)	(48)	(12,417)	11,580	(885)
Net income (loss)	$25,541	$39,524	$(39,524)	$25,541

Adjusted EBITDA	$(14,711)	$105,875	$(28)	$91,136

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(83,891)	$7,190	$(7,190)	$(83,891)
Inventory valuation adjustment	—	24,796	—	24,796
RINs loss (gain) in excess of net obligation	—	(1,240)	—	(1,240)
Unrealized loss (gain) on derivatives	—	(15,154)	—	(15,154)
Acquisition and integration costs	3	620	—	623
Release of tax valuation allowance (1)	—	—	(2,751)	(2,751)
Change in value of common stock warrants	826	—	—	826
Impairment of Investment in Laramie Energy, LLC (2)	—	—	81,515	81,515
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	1,961	1,961
Depreciation, depletion, and amortization	748	21,350	129	22,227
Interest expense and financing costs, net	1,957	15,503	888	18,348
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment of Par's investment	—	—	2,157	2,157
Equity losses (income) from subsidiaries	75,350	—	(75,350)	—
Income tax expense (benefit)	—	566	(243)	323
Adjusted EBITDA (3)	$(5,007)	$53,631	$1,116	$49,740

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(5,822)	$4,510	$(4,510)	$(5,822)
Inventory valuation adjustment	—	3,944	—	3,944
RINs loss (gain) in excess of net obligation	—	518	—	518
Unrealized loss on derivatives	—	2,858	—	2,858
Acquisition and integration costs	2,134	—	—	2,134
Change in value of common stock warrants	1,067	—	—	1,067
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	1,271	1,271
Depreciation, depletion, and amortization	1,268	11,915	9	13,192
Interest expense and financing costs, net	2,726	7,699	—	10,425
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment of Par's investment	—	—	(2,321)	(2,321)
Equity losses (income) from subsidiaries	(6,574)	—	6,574	—
Income tax expense (benefit)	48	1,400	(1,089)	359
Adjusted EBITDA (3)	$(5,153)	$32,844	$(66)	$27,625

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$5,370	$71,028	$(71,028)	$5,370
Inventory valuation adjustment	—	3,625	—	3,625
RINs loss (gain) in excess of net obligation	—	(3,039)	—	(3,039)
Unrealized loss on derivatives	—	5,523	—	5,523
Acquisition and integration costs	6	4,319	—	4,325
Debt extinguishment and commitment costs	3,832	5,354	—	9,186
Release of tax valuation allowance (1)	—	—	(70,420)	(70,420)
Change in value of common stock warrants	3,065	—	—	3,065
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Impairment of Investment in Laramie Energy, LLC (2)	—	—	81,515	81,515
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(3,129)	(3,129)
Depreciation, depletion, and amortization	2,224	62,700	179	65,103
Interest expense and financing costs, net	7,956	46,493	2,887	57,336
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment of Par's investment	—	—	6,455	6,455
Equity losses (income) from subsidiaries	(35,269)	—	35,269	—
Income tax expense (benefit)	150	18,917	(17,649)	1,418
Adjusted EBITDA (3)	$(12,666)	$177,538	$1,461	$166,333

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$25,541	$39,524	$(39,524)	$25,541
Inventory valuation adjustment	—	(20,034)	—	(20,034)
RINs loss (gain) in excess of net obligation	—	1,408	—	1,408
Unrealized loss on derivatives	—	4,849	—	4,849
Acquisition and integration costs	3,314	201	—	3,515
Change in value of common stock warrants	396	—	—	396
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	2,440	2,440
Depreciation, depletion, and amortization	3,245	35,730	29	39,004
Interest expense and financing costs, net	8,066	21,280	—	29,346
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment of Par's investment	—	—	(6,714)	(6,714)
Equity losses (income) from subsidiaries	(55,321)	—	55,321	—
Income tax expense (benefit)	48	12,417	(11,580)	885
Adjusted EBITDA (3)	$(14,711)	$105,875	$(28)	$91,136
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three and nine months ended September 30, 2019 and 2018, there were no severance costs.
Liquidity and Capital Resources
Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements and contractual obligations, capital expenditures, and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs, and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts available under our credit agreements, and access to capital markets.
Our liquidity position as of September 30, 2019 was $175.3 million and consisted of $165.0 million at Par Petroleum, LLC and subsidiaries, $10.2 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of September 30, 2019, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $110.7 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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

Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$98,632	$51,900
Net cash used in investing activities	(334,287)	(103,724)
Net cash provided by financing activities	272,971	21,224
Net cash provided by operating activities was approximately $98.6 million for the nine months ended September 30, 2019, which resulted from net income of approximately $5.4 million and non-cash charges to operations of approximately $110.7 million primarily related to a $81.5 million non-cash impairment of our Investment in Laramie Energy, offset by net cash used for changes in operating assets and liabilities of approximately $17.4 million. The change in our operating assets and liabilities for the nine months ended September 30, 2019 was primarily due to increased inventories associated with the Washington Acquisition and the Hawaii Refinery Expansion, partially offset by an increase in our obligations under inventory financing agreements and accounts payable. Net cash provided by operating activities was approximately $51.9 million for the nine months ended September 30, 2018, which resulted from net income of approximately $25.5 million and non-cash charges to operations of approximately $54.2 million, offset by net cash used for changes in operating assets and liabilities of approximately $27.9 million.
For the nine months ended September 30, 2019, net cash used in investing activities was approximately $334.3 million and primarily related to $274.3 million of net cash consideration paid for the Washington Acquisition and additions to property and equipment totaling approximately $64.1 million. Net cash used in investing activities was approximately $103.7 million for the nine months ended September 30, 2018 and primarily related to $74.3 million paid for the Northwest Retail Acquisition and additions to property and equipment totaling approximately $30.2 million.
Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $273.0 million, which consisted primarily of net debt borrowings of approximately $263.4 million and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $27.8 million, offset by the payments of $13.5 million in deferred loan costs and $7.1 million in commitment and extinguishment costs related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes. Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $21.2 million, which consisted primarily of net debt repayments of approximately $8.4 million and net borrowings associated with the J. Aron deferred payment of approximately $30.7 million.
Capital Expenditures
Our capital expenditures for the nine months ended September 30, 2019 totaled approximately $64.1 million and were primarily related to the second phase of our diesel hydrotreater construction at our Hawaii refinery, the first phase of a project to allow for processing and storage of renewable fuels at our Washington refinery, equipment purchases and pre-engineering work in preparation for the 2020 turnarounds at our refineries, a 2019 turnaround at the newly acquired Par West facility of our Hawaii refinery, construction of the tie-in connecting our SPM to the IES crude oil pipeline for Hawaii logistics, and scheduled maintenance. Our capital expenditure budget for 2019 ranges from $100 million to $110 million and primarily relates to the continuation of the first phase of a project to allow for processing and storage of renewable fuels at our Washington refinery, equipment purchases and pre-engineering work in preparation for the 2020 turnarounds at our refineries, and scheduled maintenance.
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

Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to early terminate as early as March 31, 2021. Please read Note 8—Inventory Financing Agreements for more information.
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
Inventory
Commodity inventories, excluding commodity inventories at the refinery located in Tacoma, Washington, are stated at the lower of cost or net realizable value using the FIFO accounting method. Cost of crude and refined products inventory at the Washington refinery is determined using LIFO inventory valuation method and inventory is stated at the lower of LIFO cost or net realizable value. We value merchandise along with spare parts, materials, and supplies at average cost.
Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for the sales.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of the Hawaii Refinery Expansion or the Washington Acquisition; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2019 of 151 thousand barrels per day, would change annualized operating income by approximately $54.3 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures expire at various dates through March 2020. At September 30, 2019, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,980	(1,116)	864
Swaps	138	(138)	—
Total	2,118	(1,254)	864
Based on our net open positions at September 30, 2019, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.9 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 151 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consume approximately 4% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged 50 thousand barrels per month of our internally consumed fuel cost at our Hawaii refinery by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $48.40 per barrel to a ceiling of $65.00 per barrel and expire in December 2020. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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

Interest Rate Risk
As of September 30, 2019, we had $288.1 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.3 million and $4.5 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2019, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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
Consistent with GAAP, we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, such as Laramie Energy, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other-than-temporary. If we determine that an other-than-temporary impairment is indicated, we would be required to recognize a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. As a result of our impairment evaluation of our investment in Laramie Energy, we have recorded an impairment charge of $81.5 million on our statement of operations for the three months ended September 30, 2019.

This impairment charge or any additional impairment charges could have a negative impact on the price of our common stock. Additionally, there can be no assurance no future impairment charge will be made with respect to our equity investments, goodwill, and long-lived assets.
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
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2019:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2019	5,237	$22.47	—	—
August 1 - August 31, 2019	1,095	22.50	—	—
September 1 - September 30, 2019	—	—	—	—
Total	6,332	$22.48	—	—
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

4.20	2019 Par Pacific Holdings, Inc. Management Stock Purchase Plan. Incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2019.

10.1
Ninth Amendment to First Lien ISDA 2002 Master Agreement dated as of November 1, 2019 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2019.

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
#     Portions of this exhibit have been redacted in accordance with Item 610(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Date: November 6, 2019