Form 10-K
period 2019-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2020-03-02
CIK 821483

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
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36550
________________________________________________________________________________________________________________________
PAR PACIFIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________

Delaware	84-1060803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

825 Town & Country Lane, Suite 1500
Houston,	Texas	77024
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (281) 899-4800
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common stock, $0.01 par value	PARR	New York Stock Exchange

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $763,283,917 based on the closing sales price of the common stock on the New York Stock Exchange as of June 28, 2019. As of February 18, 2020, 53,375,501 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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
crack spread
A simplified calculation that measures the difference between the price for refined products and crude oil. For example, we reference the 3-1-2 Singapore crack spread, which approximates the per barrel results from processing three barrels of Brent crude oil to produce one barrel of gasoline and two barrels of distillates (diesel and jet fuel).

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

feedstocks	Crude oil or partially refined petroleum products that are further processed into refined products.
jobber	A petroleum marketer.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
Mcf	Thousand cubic feet, a unit of measurement for natural gas.
MMbbls	Million barrels of crude oil or other liquid hydrocarbons.
MMcf	Million cubic feet, a unit of measurement for natural gas.
MMcfd	Million cubic feet per day.
MMcfe	Million cubic feet equivalent which is determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil.
MMbtu	Million British thermal units.
MW	Megawatt.
NGL	Natural gas liquid.
NOx	Nitrogen oxides.
refined products	Petroleum products, such as gasoline, diesel, and jet fuel, that are produced by a refinery.
throughput	The volume processed through a unit or refinery.
turnaround
A periodically required standard procedure to inspect, refurbish, repair, and maintain a refinery. This process involves the shutdown and inspection of major processing units and typically occurs every three to seven years, depending on unit type.

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
Our business is organized into three primary segments:
1) Refining - We own and operate four refineries with total throughput capacity of over 200 Mbpd. Our refineries in Kapolei, Hawaii produce ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington produces distillates, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
2) Retail - We operate 124 retail outlets in Hawaii, Washington, and Idaho. Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. In addition to the rebranding of 40 of our fueling stations in Hawaii to Hele as of December 31, 2019, we rebranded 28 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single-point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We lease marine vessels for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. We own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves McChord Air Force Base.
We also own a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
On August 29, 2018, we entered into a Topping Unit Purchase Agreement with IES Downstream, LLC (“IES”) to purchase certain of IES’s refining units and related assets in addition to certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Par West Acquisition”). On December 19, 2018, we completed the asset purchase for total consideration of approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million. The results of operations of the acquired assets are included in our refining segment commencing December 19, 2018.
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business (the “Washington Acquisition”). The Washington Acquisition included a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of our common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The Washington refinery’s results of operations are included in our refining and logistics segments commencing January 11, 2019.

Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 21—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Corporate Information
Our common stock is listed and trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PARR.” Our principal executive office is located at 825 Town & Country Lane, Suite 1500, Houston, Texas 77024 and our telephone number is (281) 899-4800. Throughout this Annual Report on Form 10-K, the terms “Par,” “the Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.
Available Information
Our website address is www.parpacific.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “Investors”) free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
OPERATING SEGMENTS
Refining
Our refining segment buys and refines crude oil and other feedstocks into petroleum products (such as gasoline and distillates) at our Hawaii, Wyoming, and Washington refineries.
Hawaii Refineries
Our Hawaii refineries are located in Kapolei, Hawaii, on the island of Oahu and are rated at a combined 148 Mbpd throughput capacity. The Hawaii refineries’ major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, naphtha hydrotreating, diesel hydrotreating, and reforming units, which produce ULSD, gasoline, jet fuel, marine fuel, LSFO, HSFO, asphalt, and other associated refined products. We believe the configuration of our Hawaii refineries uniquely fit the demands of the Hawaii market. The Hawaii refineries consist of two refinery locations that are approximately two miles from one another.
Set forth below are summaries of the capacity of our Hawaii refineries as of December 31, 2019:

Par East and Par West	Capacity (Mbpd)
Crude Units	148
Vacuum Distillation Units	75
Hydrocracker	19
Catalytic Reformer	13
Visbreaker	11
Naphtha Hydrotreater	13
Diesel Hydrotreater	10

Par East and Par West	Capacity
Hydrogen Plant (MMcfd)	18
Co-generation Turbine Unit (MW)	32
We completed the construction of a new 10 Mbpd diesel hydrotreater unit during the third quarter of 2019 at a cost of approximately $27 million. The new unit allows us to convert an additional five to seven Mbpd of intermediate products into jet fuel and/or ULSD and helps position us to meet Hawaii’s jet fuel and bunker fuel demands following the new regulations regarding marine fuels beginning in 2020 as set by the International Maritime Organization (“IMO 2020”).
We source our crude oil for the Hawaii refineries from North America, Asia, Latin America, Africa, the Middle East, and other sources.

Crude oil is received into the Hawaii refineries’ tank farm, which includes 2.3 MMbbls of total owned crude oil storage, and/or third-party crude oil storage. We process the crude oil through various refining units into products and store them in the Hawaii refineries’ owned 2.5 MMbbls of refined and additional third-party product storage. This storage capacity allows us to manage the various product requirements of our customers.
We finance our Hawaii refineries’ hydrocarbon inventories through our Supply and Offtake Agreements with J. Aron & Company LLC (“J. Aron”). Under the Supply and Offtake Agreements, J. Aron holds title to all crude oil and refined product stored in tankage at the Hawaii refineries. We purchase crude oil from J. Aron on a daily basis at market prices and sell refined products to J. Aron as they are produced. We repurchase these refined products from J. Aron prior to selling them to third parties.
The Hawaii refineries operated at an average combined throughput of 109.0 Mbpd, or 74% utilization, to meet local demand for the year ended December 31, 2019. Below is a summary of our Hawaii refineries’ product yield percentages for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

Combined Feedstocks Throughput (Mbpd) (1)	109.0	74.9	73.7
Par East Throughput (Mbpd) (1)	71.5	73.4	73.7
Par West Throughput (Mbpd) (1)	37.5	42.1	—
Yield (% of total throughput):
Gasoline and gasoline blendstocks	23.0%	27.1%	27.8%
Distillates	44.4%	47.4%	48.2%
Fuel oils	20.3%	17.8%	15.7%
Other products	8.7%	4.5%	5.0%
Total yield	96.4%	96.8%	96.7%

(1)
Feedstocks throughput and sales volumes per day for each of the Hawaii refineries for the year ended December 31, 2018 are calculated based on the 365-day period we owned the Par East refinery and the 13-day period for which we owned the Par West refinery. The amounts for the combined Hawaii refineries for the years ended December 31, 2019 and 2018 represent the sum of the Par East and Par West refineries’ throughput averaged over the respective years.

Our Hawaii refining business contracts with wholesale and bulk customers as well as our Hawaii retail network. Many of these contracts also involve use of our Hawaii Logistics assets to ultimately serve each customer. Wholesale customers include jobbers and other non-end users, as well as 47 locations where we deliver fuel to a location that subsequently sells the product at retail to the end user. Bulk customers include utilities, airlines, military, marine vessels, industrial end-users, and exports.
The profitability of our Hawaii refining business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. Prior to 2020, the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillates (diesel and jet fuel) and one barrel of fuel oil) best reflected a market indicator for our Hawaii refineries’ operations. The 4-1-2-1 Singapore crack spread averaged $6.68 per barrel during 2019 with a low of $4.34 per barrel average in the fourth quarter and a high of $9.36 per barrel average in the third quarter. After completing the acquisition of Par West, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator of our current operations in Hawaii.

Below is a summary of average crack spreads for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
4-1-2-1 Singapore Crack Spread	$6.68	$7.22	$7.18
3-1-2 Singapore Crack Spread	$10.80	$10.90	$10.63
Washington Refinery
Our Washington refinery is located in Tacoma, Washington, on approximately 139 fee-owned acres and is rated at 42 Mbpd throughput capacity. The Washington refinery’s major processing units include crude distillation, vacuum, jet treating, diesel hydrotreating, isomerization, and reforming units, which produce distillates, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
We source our crude oil for the Washington refinery primarily from Canadian and Bakken producers as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned unit train facility and the rest is delivered by barge.
Crude oil is received into the refinery tank farm, which includes 1.4 MMbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the refinery’s 1.5 MMbbls of refined product tankage. This storage capacity allows us to manage the various product requirements of our customers in the state of Washington and other targeted market destinations.
We finance our Washington refinery hydrocarbon inventories through an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”). Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC.
Set forth below is a summary of the capacity of our Washington refinery as of December 31, 2019:

Washington Refining Unit	Capacity (Mbpd)
Crude Unit	42
Vacuum Unit	19
Naptha Hydrotreaters	10
Catalytic Reformers	6
Diesel Hydrotreater	8
Isomerization	4
The Washington refinery operated at an average throughput of 38.9 Mbpd, or 93% utilization, for the period from January 11, 2019 (the date of acquisition) to December 31, 2019. Below is a summary of the Washington refinery’s product yield percentages for the period from January 11, 2019 to December 31, 2019:

January 11, 2019 to December 31, 2019
Feedstocks Throughput (Mbpd)	38.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%
Distillates	35.6%
Asphalt	18.9%
Other products	19.4%
Total yield	97.5%

Our Washington refining business transports crude oil and refined products through our logistics network and sells refined products to wholesale, bulk, and retail customers primarily in the Pacific Northwest.
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The Pacific Northwest 5-2-2-1 Index averaged $15.02 per barrel during the period from January 11, 2019 to December 31, 2019 with a low of $11.09 per barrel average in the first quarter and a high of $17.14 per barrel average in the second quarter.
Wyoming Refinery
Our Wyoming refinery is located in Newcastle, Wyoming, on approximately 121 fee-owned acres and is rated at 18 Mbpd throughput capacity. The Wyoming refinery’s major processing units include crude distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce gasoline, ULSD, jet fuel, and other associated refined products.
We source our crude oil for the Wyoming refinery from local producers in the Petroleum Administration for Defense District IV Rocky Mountain (“PADD IV”) region of the United States as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned pipeline network and the rest is delivered by truck.
Crude oil is received into the refinery tank farm and crude oil terminals, which include 267 Mbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the Wyoming refinery’s 425 Mbbls of refined product tankage. The Wyoming refinery’s storage capacity allows us to manage the various product requirements of our customers in the states of Wyoming and South Dakota and other targeted market destinations.
Set forth below is a summary of the capacity of our Wyoming refinery as of December 31, 2019:

Wyoming Refining Unit	Capacity (Mbpd)
Crude Unit	18
Residual Fluid Catalytic Cracker	7
Catalytic Reformer	3
Naphtha Hydrotreater	3
Diesel Hydrotreater	6
Isomerization	5
The Wyoming refinery operated at an average throughput of 17.0 Mbpd, or 94% utilization, for the year ended December 31, 2019. Below is a summary of the Wyoming refinery’s product yield percentages for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

Feedstocks Throughput (Mbpd)	17.0	16.4	15.5
Yield (% of total throughput):
Gasoline and gasoline blendstocks	49.6%	49.5%	51.9%
Distillates	44.5%	45.8%	42.8%
Fuel oil	1.7%	1.6%	2.2%
Other products	1.6%	0.8%	0.8%
Total yield	97.4%	97.7%	97.7%
Our Wyoming refining business sells refined products through our logistics network to wholesale, bulk, and retail customers primarily in the Rapid City, South Dakota, area. Products are also distributed by rail from our refinery to markets beyond our logistics network.
We believe our Wyoming refining operations are best captured by the Wyoming 3-2-1 Index, or three barrels of WTI converted into two barrels of gasoline and one barrel of distillates (jet fuel and diesel). We believe the Wyoming 3-2-1 crack spread, a 50%/50% blend of Rapid City 3-2-1 and Denver 3-2-1 (WTI based) crack spreads, best reflects a market indicator for our

Wyoming refining and fuel distribution operations. The Wyoming 3-2-1 Index averaged $24.90 per barrel during 2019 with a low of $15.09 per barrel average in the first quarter and a high of $28.89 per barrel average in the second quarter.
Below is a summary of average crack spreads for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Wyoming 3-2-1 Index	$24.90	$22.69	$21.80
Competition
All facets of the energy industry are highly competitive. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions.
Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our Hawaii refineries, through our facility with J. Aron, have access to a large variety of markets for crude oil imports and product exports. Please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Supply and Offtake Agreements” of this Form 10-K for further information. Our Wyoming refinery sources its crude oil and feedstocks primarily from the PADD IV region of the United States. Our Washington refinery utilizes an intermediation arrangement with MLC and sources its crude oil and feedstocks primarily from North Dakota and Canada. Please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Washington Refinery Intermediation Agreement ” of this Annual Report on Form 10-K for further information.
Our Hawaii refineries’ product slate is tailored to meet local on-island demand. Outside the Hawaii market, our refined product sales from our Hawaii refineries typically target the Eastern Asia and U.S. West Coast markets. Our Wyoming refinery primarily sells refined products locally in the PADD IV region. Our Washington refinery primarily sells refined products in the Pacific Northwest region.
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
We hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations. Since 2016, we have completed the rebranding of 40 out of our 91 fueling stations in Hawaii to Hele, a new proprietary brand. All of the manned Hawaii locations and one cardlock are currently operated under one of those brands (see table below). The “76” license agreement expires September 24, 2024, unless extended by mutual agreement. Through December 31, 2019, we completed the rebranding of 28 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand.
Our retail outlets in Washington and Idaho operate under the “Cenex®” and “Zip Trip®” brand names. As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip convenience stores.

The following table shows our owned and leased retail outlets by location and type:

Location and Channel of Trade	“76” Brand	Hele Brand	Cenex® Zip Trip Brand	Unbranded	Total
Oahu
Company operated	2	18	—	—	20
7-Eleven alliance	22	8	—	—	30
Fee operated	5	3	—	—	8
Cardlock	—	1	—	3	4
Oahu total	29	30	—	3	62
Big Island
Company operated	3	6	—	—	9
Fee operated	3	—	—	—	3
Big Island total	6	6	—	—	12
Maui
Company operated	1	4	—	—	5
Fee operated	1	—	—	—	1
Maui total	2	4	—	—	6
Kauai
Fee operated	3	—	—	—	3
Cardlock	—	—	—	8	8
Kauai total	3	—	—	8	11
Total for Hawaii locations	40	40	—	11	91

Washington
Company operated	—	—	25	—	25
Washington total	—	—	25	—	25
Idaho
Company operated	—	—	8	—	8
Idaho total	—	—	8	—	8
Total for Washington and Idaho locations	—	—	33	—	33

Total for Retail segment	40	40	33	11	124
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
Hawaii Logistics
Our logistics network extends throughout the state of Hawaii. On Oahu, the system begins with our SPM located 1.7 miles offshore of our Par East refinery. This SPM allows for the safe, reliable, and efficient receipt of crude oil shipments to the Hawaii refineries, as well as both the receipt and export of finished products. Connecting the SPM to the Hawaii refineries are three undersea pipelines: a 30-inch line for crude oil, a 20-inch line, and a 16-inch line, both for the import or export of refined products. From the Hawaii refineries’ gates, we distribute refined products through our logistics network throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai and for export to the U.S. West Coast and Asia.
The Oahu logistics network includes a 27-mile wholly owned and operated pipeline network that transports refined products from our Hawaii refineries to delivery locations. The majority of our Oahu refined product volumes are distributed through a multi-product pipeline (the “Honolulu Products Pipeline”) to (i) our leased and operated Sand Island terminal, (ii) the Honolulu International Airport, (iii) interconnections to Navy and Air Force fuel facilities, and (iv) a third-party terminal in Honolulu Harbor. In addition to the Honolulu Products Pipeline, we own four proprietary pipelines connecting our Hawaii refineries to Kalaeloa Barbers Point Harbor, approximately three miles from the Par East refinery. The four pipelines deliver refined products to barges for distribution to the neighboring islands or export, the local utility pipeline and storage network, and another third-party terminal on the west side of Oahu. The Oahu pipeline network is generally configured to be bidirectional, allowing for both delivery and receipt of products.
In connection with the Par West Acquisition, we entered into a long-term agreement with IES for storage and throughput at the Par West refinery. The agreement provides for the right to utilize 2 MMbbls of dedicated crude oil and refined product storage, as well as certain IES logistics assets, including its off-shore mooring and Honolulu pipeline system.
During the first half of 2019, crude oil was transferred to the Par West refinery via the IES off-shore mooring and a 30-inch undersea pipeline. During the third quarter of 2019, we completed an on-shore pipeline manifold that connects the IES pipeline to our owned SPM pipeline (the “Tie-In”). The Tie-In allows crude oil to be transferred from our SPM to the Par East and Par West refineries. The Tie-In provides operational flexibility and redundancy in the event of maintenance on the off-shore pipelines, subject to availability of the IES off-shore mooring.
Our terminal facilities on Oahu include our Sand Island facility that comprises two tanks with a total capacity of 30 Mbbls, as well as contractual rights to utilize strategically located third-party facilities both near the Hawaii refineries and at Honolulu Harbor near downtown.
We also operate a proprietary trucking business on Oahu to distribute gasoline and road diesel to the final point of sale.
Our logistics network for the islands neighboring Oahu consists of leased barge equipment and refined product tankage and proprietary trucking operations on the islands of Maui, Hawaii, Molokai, and Kauai. We charter several barges to serve our neighbor island markets. We lease three barges in order to serve our product distribution requirements to neighbor islands and bunker demand within the state. The barges deliver to, and product is dispensed from, a neighbor island network of seven petroleum terminals with total storage capacity of 301 Mbbls.
In addition to the movements within Hawaii, we also lease Jones Act marine vessels to allow for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii.
Washington Logistics
Our Washington logistics network includes 2.9 MMbbls of storage capacity, a proprietary 14-mile jet fuel pipeline that serves McChord Air Force Base, a marine terminal with 15 acres of waterfront property, a unit train-capable rail loading terminal with 107 unloading spots, and a truck rack with six truck lanes and 10 loading arms. These assets provide connectivity to Bakken, Canadian, and Alaskan crude oil and the Pacific, West Coast, Pacific Northwest, and Rockies product markets.
Wyoming Logistics
Our Wyoming logistics network includes a 98-mile crude oil pipeline gathering system that provides us access to crude oil from the Powder River Basin. This network also includes a 40-mile refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota.
The logistics network in Wyoming includes storage, loading racks, and a rail siding at the refinery site. Our crude oil and refined product tanks at the Wyoming refinery have a total capacity of 494 Mbbls. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
Hawaii Market
The Hawaii State Department of Business, Economic Development, and Tourism (“DBEDT”) projected Hawaii’s economic growth at 1.2% for 2019, continuing the trend of positive but slower growth. Hawaii’s economic growth rate for 2020 is expected to match 2019 at 1.2%. While the pace of growth has slowed in recent years, the labor market has remained strong, consumer confidence is elevated, wage growth has remained solid, and consumer spending has continued to grow.

With tourism as the principal engine behind Hawaii’s economy, the state continued to register record visitor arrivals in 2019. Through December 2019, visitor arrivals were up 5.4% over 2018 at 10.4 million, continuing an eight year trend of growth. The corresponding nominal visitor expenditures increased 1.4% compared to 2018, with healthy gains from the continental U.S. and Japan, offset by declines from other international markets. Total number of air seats on scheduled flights to Hawaii, a leading indicator of the tourism industry, increased 2.9% during 2019. According to U.S. domestic carriers flying to Hawaii, scheduled air seats to Hawaii during the heavy winter travel season are projected to increase 10.4% in January 2020, 15.6% in February 2020, and 8.1% in March 2020 as compared to the prior year. Demand for jet fuel is somewhat higher in Hawaii during the winter months than during the summer months as tourism increases during the winter months. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.
Pacific Northwest and Rockies Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and the U.S. Census Bureau projected that the population increased 1.2% in Washington and 2.1% in Idaho from 2018 to 2019. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in the health care, retail, and other industries. According to the U.S. Bureau of Economic Analysis (the “BEA”), personal income for the Spokane metro area grew by 4.3% between 2017 and 2018, continuing the trend of positive growth since the 2008-2009 recession. Additionally, Amazon is constructing a new fulfillment center near the Spokane International Airport that is anticipated to open in 2020, and future regional growth and increased traffic is expected.
A significant portion of our Washington refinery’s refined products stay within the Puget Sound region. Washington is one of the fastest growing states in the union and most of this growth is occurring in the Puget Sound area due to large information industry companies like Microsoft, Amazon, and Expedia. According to the BEA, gross domestic product (“GDP”) for Washington grew by 3.1% from 2018 to 2019, leading the Far West states and ranking third nationally. According to the BEA, personal income in Puget Sound’s four largest counties grew on average 6.3% between 2017 and 2018 and personal income in the State of Washington grew an average 6.4% and ranked second nationally for the first three quarters of 2019. The Puget Sound region represents approximately 69% of the Washington state population.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade Counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state’s second largest county, increased by 1.37% from 2017 to 2018. According to the BEA, personal income in South Dakota grew by 15.2% from 2018 to 2019. Unemployment in South Dakota continues to remain below the national average unemployment rate at 3.2%.
Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. The South Dakota tourism industry marked its 10th consecutive growth year. Visitor spending in South Dakota was approximately $4.1 billion in 2019, an increase of 2.8% over 2018, and there were approximately 14.5 million visitors, a 3.1% increase as compared to 2018. In 2019, $941 million, or 23%, of tourism dollars were spent on transportation services. We also distribute refined products to customers in central and northeastern Wyoming. The economy in Wyoming is sensitive to demand for Powder River Basin coal and other locally-produced commodities. Coal mine production in the Powder River Basin decreased in 2019 and coal prices were slightly lower in 2019; however, the U.S. Energy Information Administration forecasts that coal prices will increase in both 2020 and 2021.
OTHER OPERATIONS
Laramie Energy
As of December 31, 2019, we own a 46.0% equity investment in Laramie Energy, a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
On February 28, 2018, Laramie Energy closed a purchase and contribution agreement with an unaffiliated third party that contributed all of its oil and gas properties located in the Piceance Basin to Laramie Energy, consisting of approximately 24 billion cubic feet equivalent of proved developed producing reserves. The acquired and existing properties produce primarily from the Mesaverde formation and, to a lesser extent, the Mancos formation. The majority of the acquired acreage is adjacent to Laramie Energy’s existing assets.

As of December 31, 2019, the estimated proved reserves we own indirectly through Laramie Energy are as follows:

	Gas (MMcf)	Oil (Mbbls)	NGLs (Mbbls)	Total (MMcfe)
Company’s share of Laramie Energy
Proved developed	238,190	938	5,413	276,296
Proved undeveloped	—	—	—	—
Total	238,190	938	5,413	276,296
For more information regarding our proved undeveloped reserves, please read “Item 2. — Properties — Reserves — Proved Undeveloped Reserves” of this Form 10-K.
The following table presents the estimated future net cash flows related to proved developed producing, proved developed non-producing, and proved undeveloped reserves that we own indirectly through Laramie Energy as of December 31, 2019 (in thousands):

	Proved Developed Producing	Proved Developed Non-producing	Proved Undeveloped	Total (1)
Estimated future undiscounted net cash flows	$245,801	$—	$—	$245,801
Standardized measure of discounted future net cash flows	139,835	—	—	139,835
________________________________________________

(1)
Prices are based on the historical first-day-of-the-month twelve-month average spot price depending on the area. These prices are adjusted for quality, energy content, regional price differentials, and transportation fees. All prices are held constant throughout the lives of the properties. The average adjusted prices are $51.83 per barrel of crude oil, $16.98 per barrel of natural gas liquids, and $2.22 per Mcf of natural gas.

Reconciliation of Standardized Measure to PV-10
PV-10 is the estimated present value of the future net revenues calculated based on our estimated proved reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. This measure should not be considered a substitute for, or superior to, measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe that PV-10 is an important measure that can be used to evaluate the relative significance of Laramie Energy's natural gas and oil properties to other companies and that PV-10 is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.
The following table provides a reconciliation of our share of Laramie Energy’s standardized measure of discounted future net cash flows to PV-10 at December 31, 2019 (in thousands):

Standardized measure of discounted future net cash flows	$139,835
Present value of future income taxes discounted at 10% (1)	—
PV-10	$139,835
________________________________________________

(1)
There is no present value of future income taxes as we believe we have sufficient net operating loss carryforwards to offset any income. Please read Note 20—Income Taxes to our consolidated financial statements under Item 8 of this Form 10-K for further information.

For more information on Laramie Energy’s natural gas and oil operations, please read “Item 2. — Properties” of this Form 10-K.

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
BANKRUPTCY AND PLAN OF REORGANIZATION
Background and General Recovery Trust
In 2011 and 2012, our predecessor, Delta Petroleum Corporation (“Delta”) and its subsidiaries (collectively “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). In March 2012, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC as the sponsor of a plan of reorganization (“Plan”). Delta emerged from bankruptcy, amended and restated its certificate of incorporation and bylaws, changed its name to Par Petroleum Corporation, and contributed the majority of its natural gas and oil properties to Laramie Energy on August 31, 2012 (the “Emergence Date”). The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. On the Emergence Date, the Delta Petroleum General Recovery Trust (“General Trust”) was formed to conclude the bankruptcy.
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. As of December 31, 2019, two related claims totaling approximately $22.4 million remained to be resolved by the Trustee for the General Trust. One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing shares to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned an approximate 3.4% aggregate working interest in the unit.
The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. We have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at December 31, 2019. Please read “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments and Contingencies – Bankruptcy Matters” of this Form 10-K for further information.
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
Refining activities
Like other petroleum refiners, our operations are subject to extensive and periodically-changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
Laramie Energy’s Natural gas and oil production
Laramie Energy’s activities with respect to exploration and production of natural gas and oil, including the drilling of wells and the operation and construction of pipelines, plants, and other facilities for extracting, transporting, processing, treating, or storing natural gas, crude oil, and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the U.S. Environmental Protection Agency (“EPA”). Such regulation can increase the costs of planning, designing, installing, and operating such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in natural gas and oil production, transport, and storage operations and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, transport, or storage would result in substantial costs and liabilities to us.
Climate Change and Regulation of Greenhouse Gases
According to many scientific studies, emissions of CO2, methane, NOX, and other gases commonly known as greenhouse gases (“GHGs”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant.” In response, the EPA promulgated an endangerment finding, paving the way for regulation of GHG emissions under the CAA. The EPA has now begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations and we will be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions. Based on current company operations, however, Laramie Energy’s natural gas and oil exploration and production activities and our existing refining activities are not subject to current federal GHG permitting requirements.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The GHG rules include an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. Hawaii's regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced GHG emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards. The DOH’s GHG regulation allows, and the Hawaii refineries submitted, a GHG reduction plan, which establishes a combined GHG limit between the Par East and Par West refineries and includes an assessment of alternatives which demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.

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
National Ambient Air Quality Standards
The EPA has adopted a number of more stringent National Ambient Air Quality Standards (“NAAQS”). States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules designed to improve air quality over time. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refineries are located, has met even the most recent NAAQS and the Hawaii refineries have not been required to install new controls as result of local rules. Even so, NAAQS could and, to a degree, have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel, potentially diesel or liquefied natural gas, before reaching its renewable goals. On October 1, 2015, the EPA adopted rules that would substantially tighten the NAAQS for ground-level ozone. This rule will cause many areas of the country to require additional controls and limits on combustion emissions and emissions of volatile organic compounds. We do not currently anticipate that the more stringent NAAQS will materially impact our Hawaii, Washington, or Wyoming operations.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule revising the fuel economy standards. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we can retain these RINs for current or future RFS compliance or sell those on the open market. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements to purchase RINs with other parties or purchase cellulosic biofuels RINs (“D3”) waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted extensions of small refinery exemptions by the EPA for 2018.

Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refineries and were phased in so that by January 1, 2015, they were fully aligned with the International Marine Organization (“IMO”) standards and deadline. The more stringent standards apply universally to both U.S. and foreign flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators were forced to switch to a distillate fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refineries are capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refineries remain in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
In addition to federal requirements, several states, including Washington, have proposed or enacted low carbon fuel standards applicable to transportation fuels. The Washington proposal would create a carbon intensity score for transportation fuels, and require fuel producers and importers who fall short of carbon intensity goals to purchase credits.
Additionally, the IMO has adopted standards to further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 (“IMO 2020”). Like the rest of the refining industry, we have been focused on meeting these standards, which may impact our results of operations.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS, IMO 2020, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Solid and Hazardous Waste
Several of our businesses generate wastes, including hazardous wastes, that are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. The EPA has limited the disposal options for certain hazardous wastes and state regulation of the handling and disposal of refining and natural gas and oil exploration and production wastes and solid wastes is becoming more stringent. Furthermore, it is possible that certain wastes generated by Laramie Energy’s natural gas and oil operations which are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes and therefore be subject to more rigorous and costly disposal requirements.
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
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated and the term does not include natural gas, NGLs, liquefied natural gas, or synthetic gas usable for fuel. While this “petroleum exclusion” lessens the significance of CERCLA to Laramie Energy’s exploration and production operations, we may generate wastes that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary refining and natural gas and oil operations. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under, or from the properties currently or historically owned or leased by us or on, under, or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site and we have not been notified of any claim, liability, or damages under CERCLA.
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
Hydraulic Fracturing
Laramie Energy’s exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Some states and localities now regulate the utilization of hydraulic fracturing and other states and localities are in the process of developing, or are considering development of, such rules. A state ballot initiative was introduced in Colorado in 2018 that would have required oil and gas wells to be at least 2,500 feet from homes and other occupied buildings. This initiative was rejected, but similar legislative action could subject Laramie Energy’s drilling activities to new or enhanced federal, state, and/or local regulatory requirements, including requirements that could restrict the areas in which Laramie Energy is able to operate.
Air Emissions
Our refining operations and Laramie Energy’s exploration and production operations are subject to local, state, and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forgo construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements.
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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly known as Hawaii Pacific Energy; a wholly owned subsidiary of Par created for purposes of acquiring Par Hawaii Refining, LLC (“PHR”)), Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree as described below.
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Par East refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Par East refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree.
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the closing date of the acquisition of PHR. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through December 31, 2019, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of December 31, 2019, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree are presented within Capital expenditures on our consolidated statement of cash flows for the years ended December 31, 2019, 2018, and 2017. Please read Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Indemnification
In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties, and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of, or relating to, releases of hazardous materials that occurred prior to the closing date of the PHR acquisition, any fine, penalty, or other cost assessed by a governmental authority in connection with violations of environmental laws by PHR prior to the closing date of the PHR acquisition, certain groundwater remediation work, fines, or penalties imposed on PHR by the Consent Decree related to acts or omissions of Tesoro prior to the closing date of the PHR acquisition, and claims and losses related to the Pearl City Superfund Site.
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
Other Government Regulation
Impact of Dodd-Frank Act Derivatives Regulation
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was passed by the U.S. Congress and signed into law in July 2010, contains significant derivatives regulation, including requirements that certain transactions be cleared on exchanges and that collateral (commonly referred to as “margin”) be posted for such transactions. The Dodd-Frank Act provides for a potential exception from these clearing and collateral requirements for commercial end users and it includes a number of defined terms used in determining how this exception applies to particular derivative transactions and the parties to those transactions. As required by the Dodd-Frank Act, the Commodities Futures and Trading Commission (“CFTC”) has promulgated numerous rules to define these terms. The CFTC has re-proposed new rules that would place limits on certain core futures and equivalent swap contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new positions limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
It is possible that the CFTC, in conjunction with prudential regulators, may mandate that financial counterparties entering into swap transactions with end users must do so with credit support agreements in place, which could result in negotiated credit thresholds above which an end user must post collateral. If this should occur, we intend to manage our credit relationships to minimize collateral requirements.
The CFTC’s final rules may also have an impact on our counterparties. For example, our bank counterparties may be required to post collateral and assume compliance burdens resulting in additional costs. We expect that much of the increased costs could be passed on to us, thereby decreasing the relative effectiveness of our hedges and our profitability. To the extent we incur increased costs or are required to post collateral, there could be a corresponding decrease in amounts available for our capital investment program.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For the year ended December 31, 2017, we had one customer in our refining segment that accounted for 10% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2019, 2018, and 2017.
EMPLOYEES
At December 31, 2019, we employed 1,408 people, 260 of whom are covered by collective bargaining agreements. At our Par East and Washington refineries, 224 employees are represented by the United Steelworkers Union (“USW”) with collective bargaining agreements expiring on January 31, 2022. At our Par West refinery, 36 employees are represented by the International Brotherhood of Electrical Workers (“IBEW”) with a collective bargaining agreement expiring on December 31, 2020; we plan to engage in negotiations for a new extension of the collective bargaining agreement. We consider our relations with our represented and non-represented employees to be satisfactory.
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

Item 1A. RISK FACTORS
Our businesses involve a high degree of risk. You should consider and read carefully the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10-K, actually occur, our business, prospects, financial condition, results of operations, or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.
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
Earnings and cash flows from our refining segment depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products, the crack spread, also fluctuates significantly. The prices we pay and prices we receive depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline, and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume and price of refined products imported;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	changes in the availability or cost of maritime shipping;

•	pandemics, public health crises, or other widespread emergencies such as the novel coronavirus (COVID-19);

•	government regulations or mandated production curtailments or limitations; and

•	weather conditions, hurricanes, or other natural disasters.
For example, the Organization of the Petroleum Exporting Countries, or OPEC, has periodically cut production to support crude oil prices. And the Alberta government has previously mandated crude oil production cuts in a region where our Washington refinery sources crude oil. Such an action, or any similar actions, could result in an increase in the price we pay for crude oil, which may result in a decrease in the expected earnings and cash flows generated by our refining business.
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
Instability in the global economic and political environment can lead to volatility in the cost and availability of crude oil and in the price and demand for refined products. This may place downward pressure on our results of operations. This is particularly true of developments in and relating to oil-producing countries, including terrorist activities, military conflicts, embargoes, internal instability, or actions or reactions of the U.S. or foreign governments in anticipation of, or in response to, such developments. Any such events may limit or disrupt markets, which could negatively impact our ability to access global crude oil commodity flows or sell our refined products.

Many of our refined products could cause serious injury or death if mishandled or misused by us or our purchasers, or if defects occur during manufacturing.
While we produce, store, transport, and deliver all of our refined products in a safe manner, many of our refined products are highly flammable or explosive and could cause significant damage to persons or property if mishandled. Defects in our products (such as gasoline or jet fuel) or misuse by us or by end purchasers could lead to fatalities or serious damage to property. We may be held liable for such occurrences, which could have a material adverse effect on our business and results of operations.
Our business is impacted by increased risks of spills, discharges, or other releases of petroleum or hazardous substances in our refining and logistics operations.
The operation of refineries, pipelines, and refined products terminals is subject to increased risks of spills, discharges, or other inadvertent releases of petroleum or hazardous substances, and we operate in and around environmentally sensitive coastal waters that are closely regulated and monitored. These events could occur in connection with the operation of our refineries, pipelines, or refined products terminals. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state, and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property could be significant and have a material adverse effect on our business, financial condition, or results of operations.
Our operations, including the operation of underground storage tanks, are also subject to the risk of environmental litigation and investigations which could affect our results of operations.
From time to time, we may be subject to litigation or investigations with respect to environmental and related matters, the costs of which could be material. We operate fueling stations with underground storage tanks used primarily for storing and dispensing refined fuels. In addition, some fueling stations where we sell fuel are owned or operated by third parties who are not under our control. Federal and state regulations and legislation govern the storage tanks and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our fueling stations, may impact soil or groundwater and could result in fines or civil liability for us.
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
Our refineries receive and transport crude oil and refined products via tankers, barges, pipelines, and railcars. In addition to environmental risks, we could experience an interruption of supply or an increased cost to deliver refined products to market if such transportation is disrupted because of adverse weather, accidents, governmental regulation or sanctions, or third-party action. A prolonged disruption could have a material adverse effect on our business, financial condition, and results of operations.
The financial and operating results of our refineries, including the products they refine and sell, can be seasonal.
Demand for gasoline in the Rockies and Northwest United States is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. The Wyoming and Washington refineries’ financial and operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality. Conversely, the demand for the products the Hawaii refineries refine and sell, and the financial and operating results for the Hawaii refineries, are often strongest in the first and fourth calendar quarters.

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
Through our investment in Laramie Energy, we are subject to all of the risks of natural gas and oil exploration and production, but we lack the ability to control Laramie Energy’s operations.
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
The ability of Laramie Energy to make distributions to its owners, including us, is currently prohibited by the terms of Laramie Energy’s credit facility and the terms of its limited liability company agreement. Further, if Laramie is not able to negotiate an extension on the maturity date of its credit facility, currently set to mature in December 2020, Laramie’s independent auditor’s opinion may contain a going concern qualification, which means that Laramie’s auditor believes there is substantial doubt that Laramie can continue as an on-going business for the next 12 months without such extension or additional financing.
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
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves as of December 31, 2019, included herein, were prepared by independent reserve engineers in accordance with the rules of the SEC and are not intended to represent the fair market value of such reserves. As required by the SEC, the estimated discounted present value of future net cash flows from proved reserves is generally based on prices and costs on the date of the estimate, while actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor the SEC requires to be used to calculate discounted future net revenues for reporting purposes is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the natural gas and oil industry in general.
Under current SEC requirements, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled and developed within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves we own indirectly through our equity investment in Laramie Energy. Moreover, we may be required to write down our proved undeveloped reserves we own indirectly through our equity investment in Laramie Energy, or we may be required to write down previously disclosed proved undeveloped reserves, if Laramie Energy does not drill and develop those reserves within the required five-year time frame.
REGULATORY RISK
Meeting the requirements of evolving environmental, health, and safety laws and regulations, including those related to climate change and marine protection, could adversely affect our performance.
Consistent with the experience of other U.S. refineries, environmental laws and regulations have raised operating costs and may require significant capital investments at our refineries. We may be required to address conditions that may be discovered in the future and require a response. Potentially material expenditures could be required in the future as a result of evolving environmental, health, and safety and energy laws, regulations, or requirements that may be adopted or imposed in the future. Future developments in federal and state laws and regulations governing environmental, health and safety, and energy matters are especially difficult to predict.
Currently, multiple legislative and regulatory measures to address GHG emissions (including CO2, methane, and NOX) are in various phases of consideration, promulgation, or implementation. These include actions to develop national, statewide, or regional programs, each of which could require reductions in our GHG emissions. Requiring reductions in our GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, and/or (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. Requiring reductions in our GHG emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial, and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition, and results of operations.
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
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels we produce and sell in the U.S. During 2019, we received a $3.4 million and $1.9 million benefit and incurred a $5.7 million expense for RINs purchases for our Hawaii, Wyoming, and Washington refineries, respectively. On December 19, 2019, the EPA issued final volume mandates for the year 2020 and biomass-based diesel for 2021. All but biomass-based diesel are below the statutory mandates, with biomass-based diesel significantly greater than the statutory floor of 1.0 billion gallons. We expect to incur costs of approximately $10 to $20 million due to renewable volume obligations in 2020 for our refineries, which amount will be offset by RINs generated by our refineries to the extent we blend renewable fuels into our fuels. In addition, as a result of the annual volume mandates, we may experience a decrease in demand for refined products due to refined products being replaced by renewable fuels.
Ongoing litigation regarding the standards for 2017, 2018, and 2019 creates some potential that the final volumes of renewable fuels that the EPA established will be revised for one or more of those years. In addition, the EPA is considering changes to the existing RFS program regulations and other regulatory initiatives under the RFS program that could impact future standards. Although uncertain, any of these events may cause the price of RINs to rise and result in additional costs in connection with RFS compliance for 2017, 2018, and 2019, costs that exceed our estimates in connection with RFS compliance for 2020, and/or increased compliance costs in future years. Such increased costs could be material and may have a material adverse impact on our business, financial condition, and results of operations. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid, and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected.

Several states, including Washington and Hawaii, have pursued or are considering initiatives designed to reduce the carbon intensity of the transportation sector by encouraging increased use of renewable fuels or electric vehicles or by requiring reductions in transportation fuel-related GHG emissions in the state. Since 2006, the State of Washington has required that denatured ethanol make up at least 2% of total gasoline sold in the state and that biodiesel comprise at least 2% of total diesel sold in the state, and the Washington Department of Ecology is authorized to increase these requirements if certain conditions are met. Although the Washington State Legislature failed to pass a clean fuels program that would have limited GHG emissions per unit of transportation fuel energy, the State of Washington continues to pursue additional clean fuels legislation, including a stringent low carbon fuel standard. In 2014, the State of Hawaii signed a memorandum of understanding with the U.S. Department of Energy to collaborate to produce 70% of the state’s energy needs from energy-efficient and renewable sources by 2030 and 100% of the state’s energy needs from energy-efficient and renewable sources by 2045. In addition, Hawaii’s alternative fuels standard requires the State to facilitate the development of alternate fuels so such fuels provide 20% of highway fuel demand by 2020 and 30% by 2030. These state programs could increase the cost of consuming, and thereby reduce demand for, our refined petroleum products, which could have a material adverse effect on our business, results of operations, and financial condition.
Potential legislative and regulatory actions addressing climate change could increase our costs, reduce our revenue and cash flow from natural gas and oil sales, or otherwise alter the way we conduct our business.
Currently, multiple legislative and regulatory measures to address GHG, including CO2, methane and NOX, and other emissions are in various phases of consideration, promulgation or implementation at various levels of the federal and state government. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for our refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
For example, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. In November 2019, the current U.S. administration served notice on the United Nations that the U.S. would withdraw from the Paris Agreement in 2020. There are no guarantees that the Paris Agreement will not be re-implemented in the U.S. or re-implemented in part by specific U.S. states or local governments. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various U.S. states, at the U.S. federal level, or in other countries could adversely affect the oil and gas industry.
The EPA has issued a notice of finding and determination that emissions of CO2, methane, and other GHGs present an endangerment to human health and the environment. In response, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries and certain onshore petroleum and natural gas production activities, on an annual basis. We monitor for GHG emissions at our refineries and believe we are in substantial compliance with the applicable GHG reporting requirements. Certain of the third-party drilling and production entities in which we hold a working interest also may be subject to reporting of GHG emissions in the U.S. These EPA policies and rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.
In addition, from time to time, the U.S. Congress has considered and may in the future consider and adopt “cap and trade” legislation that would establish an economy-wide cap on GHG emissions in the U.S. and would require most sources of GHG emissions to obtain emission “allowances” corresponding to their annual GHG emissions. For those GHG sources that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Any laws or regulations that may be adopted to restrict or reduce GHG emissions would likely require us to incur increased operating costs and could have an adverse effect on demand for our production. The adoption of any legislation or regulations that limits emissions of GHG from our or such drilling and production entities’ facilities, equipment, and operations could require us or such entities to incur costs to reduce emissions of GHG associated with our or such entities’ operations or could adversely affect demand for the refined petroleum products that we produce or the crude oil or natural gas that such drilling and production entities in which we hold a working interest produce.
At the state level, the State of Hawaii has announced its intention to reduce statewide GHG emissions to 1990 levels by 2020. Other states, including Washington, are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. We could also face increased climate-related litigation with respect to our operations or products. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
Federal, regional, and state climate change and air emissions goals and regulatory programs are complex, subject to change, and create uncertainty due to a number of factors including technological feasibility, legal challenges, and potential changes in federal policy. Nevertheless, stricter regulation can be expected in the future and any of these or similar changes may have a material adverse impact on our business, results of operations, and financial condition.
Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs or limit the amount of crude oil that we can transport by rail.
We rely on a variety of systems to transport crude oil, including rail. Rail transportation is regulated by federal, state, and local authorities. New regulations or changes in existing regulations could result in increased compliance expenditures. For example, in 2019 Washington enacted a law that limits crude oil by rail deliveries through a cap on off-loadings from existing facilities and new specifications regarding the vapor pressure of crudes permitted to be shipped through the state. These or other regulations that require the reduction of volatile or flammable constituents in crude oil that is transported by rail, change the design or standards for rail cars used to transport the crude oil we purchase, change the routing or scheduling of trains carrying crude oil, or require any other changes that detrimentally affect the economics of delivering North American crude oil by rail, could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation, and decrease the efficiency of shipments of crude oil by rail within our operations. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition.
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
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2019, we have accrued $16.5 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and to replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders, and settlement agreements into which the Wyoming refinery has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. The frequency of these exceedances appears to be declining over time, but we may become subject to new penalty enforcement action in the future.
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

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
We face strong competition in the market for the sale of retail gasoline, diesel fuel, and merchandise. Our competitors include outlets owned or operated by fully integrated major oil companies or their dealers and other well-recognized national or regional retail outlets, often selling products at very competitive prices. We compete with a number of integrated national and international oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these oil companies benefit from increased commodity prices, have greater access to capital, and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks, or extreme price fluctuations.
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
All of the crude oil delivered at our Hawaii refineries is subject to our Supply and Offtake Agreements with J. Aron and certain deliveries of crude oil at our Washington refinery are subject to the Washington Refinery Intermediation Agreement (together, the “Intermediation Agreements”). If we are unable to obtain our crude oil supply for our refineries under these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refineries.
The Intermediation Agreements expose us to counterparty credit and performance risk.
We have Supply and Offtake Agreements with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refineries. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which may be terminated by J. Aron as early as May 31, 2021, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. We also have the Washington Refinery Intermediation Agreement with MLC whereby our Washington refinery purchases certain crude oil supplies from third-party suppliers and MLC provides credit support for such purchases in exchange for our pledge of all crude oil and refined products inventories from such refinery. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
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
Our ability to fund future capital expenditures and repay our indebtedness when due will depend on our ability to generate sufficient cash flow from operations, borrowings under our debt agreements, and distributions from our subsidiaries. To a certain extent, this is subject to general economic, financial, competitive, legislative, and regulatory conditions and other factors that are beyond our control, including the crack spread.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2019, we had $611.9 million of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2019 was $74.8 million.
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
All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions, or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the requisite lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. If repayment of our indebtedness is accelerated as a result of such default, we cannot assure you that we would have sufficient assets or access to credit to repay such indebtedness.

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
As of December 31, 2019, we estimated that we had approximately $1.4 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
Our ability to utilize our NOLs to offset future taxable income is subject to various limitations, including that the NOLs will expire in various amounts, if not used, between 2027 through 2036. During 2018, the Internal Revenue Service (“IRS”) completed an audit of our tax returns for the tax years ending 2014 through 2016, which included those returns for the years in which the losses giving rise to the NOLs were reported. Although the IRS made no challenge of the availability of our NOLs during this audit, we cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs in the event of future audits. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income, which would negatively impact our results of operations and cash flows. Certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, may also limit our ability to utilize our net operating tax loss carryforwards.
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
Our recent growth is due in large part to acquisitions, such as the acquisitions of Wyoming Refining, Northwest Retail, U.S. Oil, and the assets related to the Par West Acquisition. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired businesses and assets that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. As a result, there may be unknown and contingent liabilities related to acquired businesses and assets of which we are unaware. We could be liable for unknown obligations relating to acquisitions for which indemnification is not available, which could materially adversely affect our business, results of operations, and cash flows.
All of our refineries are scheduled for maintenance turnarounds in the next few years that will involve significant expenditures.
Our Wyoming refinery and the Par East refinery in Hawaii are scheduled to undergo significant maintenance turnarounds in 2020. Additionally, our newly-acquired Washington refinery anticipates conducting a turnaround during 2021. During a turnaround, all or a portion of each refinery’s production may be halted or disrupted. We must acquire refined products to satisfy our supply obligations, often at a significant premium to our contractual prices, resulting in the possibility of financial loss. Any turnaround, if unsuccessful or delayed, could have a material adverse effect on our business, financial condition, or results of operations.
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
As of December 31, 2019, we employed approximately 1,408 people, 260 of whom are covered by collective bargaining agreements. At our Par East and Washington refineries, 224 employees are represented by the United Steelworkers Union (“USW”) with collective bargaining agreements expiring on January 31, 2022. At our Par West refinery, 36 employees are represented by the International Brotherhood of Electrical Workers (“IBEW”) with a collective bargaining agreement expiring on December 31, 2020; we plan to engage in negotiations for a new extension of the collective bargaining agreement. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The market price for our common stock has varied between a high of $25.39 on November 14, 2019, and a low of $14.14 on January 2, 2019, during the year ended December 31, 2019. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
An impairment of an equity investment, a long-lived asset, or goodwill could reduce our earnings or negatively impact the value of our common stock.
Consistent with GAAP, we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, such as Laramie Energy, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an other-than-temporary impairment is indicated, we would be required to recognize a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. As a result of our impairment evaluation of our investment in Laramie Energy, we have recorded an impairment charge of $81.5 million on our statement of operations for the year ended December 31, 2019. This impairment charge or any additional impairment charges could have a negative impact on the price of our common stock. Additionally, there can be no assurance that no future impairment charge will be made with respect to our equity investments, goodwill, and long-lived assets.
The market for our common stock has been historically illiquid, which may affect your ability to sell your shares.
The volume of trading in our common stock has historically been low. In addition, a substantial amount of our common stock is beneficially owned by two shareholders. The lack of substantial liquidity can adversely affect the price of our stock at a time when you might want to sell your shares. There is no guarantee that an active trading market for our common stock will develop or be maintained on the NYSE, or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.
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
Zell Credit Opportunities Master Fund, L.P. (“ZCOF”) and Blackrock, Inc, together with their respective affiliates, each owned or had the right to acquire as of December 31, 2019 approximately 24.5% and 10.3%, respectively, of our outstanding common stock. The level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.

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
Investor sentiment towards climate change, fossil fuels, and sustainability could adversely affect our business and our stock price.
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. If these efforts are successful, our stock price and our ability to access capital markets may be negatively impacted. Members of the investment community are also increasing their focus on sustainability practices, including practices related to GHGs and climate change, in the energy industry. As a result, we may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our stock. If we are unable to meet the sustainability standards set by these investors, we may lose investors, our stock price may be negatively impacted, and our reputation may be negatively affected.
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
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco Counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. Laramie Energy considers the Mesaverde formation within Garfield, Mesa, and Rio Blanco Counties, Colorado, to be a single field. Laramie Energy and its predecessor company have drilled over 300 natural gas wells with over a 99% success rate in the Piceance Basin.
Other
We also own certain immaterial minority working interests in wells located in Colorado. Please read Note 24—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K for additional information.

Reserves
For a table presenting the estimated natural gas and crude oil reserves we own indirectly through Laramie Energy, please read “Item 1. — Business — Other Operations” of this Form 10-K. The natural gas and crude oil reserves we own directly are not material.
Internal Controls Over Reserve Estimates, Technical Qualifications, and Technologies Used
Our policies regarding internal controls require our reserve estimates to be prepared in compliance with the SEC definitions and guidance by an independent third-party reserve engineering firm. These reserve estimates are reviewed and approved by our reserves committee, which ensures that our reserves estimates and related disclosures are prepared in compliance with SEC definitions and guidance, taking into consideration recent developments, including the impact of changes in commodity price and drilling and transportation costs, drilling and completion technological innovations, the evaluation of historical conversion rates for previous proved undeveloped reserves, and deviations from previously sanctioned development plans for such reserves.
Our reserves committee is comprised of the following members: our Chief Executive Officer, our Chief Financial Officer, our Chief Administrative Officer, our Chief Accounting Officer, our Associate General Counsel and Secretary, our Assistant Controller, and a strategy and financial planning director with a background in the oil and gas industry. The reserves committee also consults with representatives from our independent reserve engineering firm. In addition, with respect to the reserves that we own indirectly through Laramie Energy, our Chief Administrative Officer, our Chief Financial Officer, and our strategy and financial planning director participate in Laramie Energy’s board of managers meetings (which generally occur at least quarterly) as our appointees to Laramie Energy’s board of managers under the Laramie Energy limited liability company agreement. Together with the other members of our reserves committee, our Chief Executive Officer and our Chief Financial Officer review Laramie Energy’s development plan and related capital expenditures and meet regularly with Laramie Energy’s management in connection with our review of the development and classification of such reserves to ensure that such reserves are prepared in compliance with SEC definitions and guidance. Under the Laramie Energy limited liability company agreement, Laramie Energy is required to provide to us certain reports and other information on a monthly, quarterly, and annual basis, including monthly and quarterly reports with respect to drilling and completion activities and a comparison of budgeted amounts for such month or quarter to the actual results of operations for such month or quarter (with a written explanation of any material variances). This information allows our reserves committee to monitor Laramie Energy’s development activities and to evaluate any deviations from Laramie Energy’s development plan to ensure compliance with SEC definitions and guidance. The reserves committee also utilizes the information received from Laramie Energy to provide feedback to Laramie Energy (through Laramie Energy’s board of managers, if necessary) with respect to such development activities. The enhanced scrutiny and evaluation of Laramie Energy’s development plan by our reserves committee, supported by access to information required by Laramie Energy’s organizational documents and our ability to provide feedback to Laramie Energy at the highest organizational level, ensure that our reserves estimates and related disclosures are prepared in compliance with SEC definitions and guidance.
As we do not operate our interests in our natural gas and crude oil assets, we do not have an internal reserve engineering staff and do not prepare any internal reserve estimates. William Monteleone, our Chief Financial Officer and the chair of our reserves committee, reviews the independence and professional qualifications of the third-party engineering firms we engage with the other members of our reserves committee. He also supervises the submission of technical and financial data to third-party engineering firms and reviews the prepared reports with the other members of our reserves committee. Mr. Monteleone has more than eleven years of experience in senior financial positions in the oil and gas industry. The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over two years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geophysics (License No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The professional qualifications of the individuals at NSAI who were responsible for overseeing the preparation of our reserve estimates as of December 31, 2019 have been filed as part of Exhibit

99.1 to this Annual Report on Form 10-K.
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
The following table sets forth certain information regarding volumes of production sold, average prices received, and production costs associated with our share of Laramie Energy’s production and sales of natural gas and crude oil for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019	2018	2017
Production volumes
Oil (Mbbls)	126	106	71
NGLs (Mbbls)	883	712	608
Natural Gas (MMcf)	29,677	25,513	18,104
Total (MMcfe)	35,731	30,421	22,178
Net average daily production
Oil (Bbls)	345	290	190
NGLs (Bbls)	2,419	1,951	1,662
Natural Gas (Mcf)	81,307	69,899	49,460
Average sales price
Oil (Per Bbl)	$46.99	$55.43	$45.61
NGLs (Per Bbl)	14.49	26.26	20.02
Natural Gas (per Mcf)	2.38	2.67	2.81
Hedge gain (loss) (per Mcfe)	0.02	(0.19)	(1.25)
Production costs (per Mcfe) (1)	1.16	1.28	1.36
________________________________________________________
(1) Production costs (per Mcfe) exclude ad valorem and severance taxes.
The table above excludes immaterial production volumes related to our other non-operated natural gas and oil interests. Please read Note 24—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K for further information on our proved reserves related to our other non-operated natural gas and oil interests.
Proved Undeveloped Reserves
The following table provides information regarding changes in our share of Laramie Energy’s proved undeveloped reserves for the year ended December 31, 2019.

	Gas	Oil	NGLs	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe)
Proved undeveloped reserves at December 31, 2018	81,428	325	3,715	105,668
Revisions of previous estimates	(44,834)	(144)	(1,919)	(57,212)
Extensions and discoveries	—	—	—	—
Acquisitions	—	—	—	—
Conversion to proved developed reserves	(36,594)	(181)	(1,796)	(48,456)
Proved undeveloped reserves at December 31, 2019	—	—	—	—

At December 31, 2019, we held no proved undeveloped reserves directly or indirectly through our non-controlling equity ownership in Laramie Energy. The decrease in our share of Laramie Energy’s proved undeveloped reserves for the year ended December 31, 2019 was due to the following:

•
During the year ended December 31, 2019, Laramie Energy expended approximately $63.6 million in connection with the development of its proved undeveloped reserves. Our share of Laramie Energy’s proved undeveloped reserves converted to proved developed reserves during 2019 was 48,456 MMcfe. This activity represented 46% of the prior year-end proved undeveloped reserves. The total number of proved undeveloped locations converted to proved developed reserves during 2019 was consistent with Laramie Energy’s original development plan.

•
Revisions of previous estimates of (57,212) MMcfe were primarily driven by changes to Laramie Energy's development plan due to unfavorable market conditions. As of December 31, 2019, Laramie Energy has ceased all drilling activities due to the continued decline in natural gas prices.

In recognition of the potential impact of recent commodity price volatility and Par’s position as an equity interest owner without control of Laramie Energy’s operations, Par primarily bases its determination of Laramie Energy’s proved undeveloped reserves at year end 2019 on a two-year drilling and three-year completion time horizon compared to the five-year time horizon permitted under SEC requirements.
Productive Wells and Acreage
The table below shows, as of December 31, 2019, our share of Laramie Energy’s gross and net wells and developed acres. Developed acreage consists of acres spaced or assignable to productive wells.

	Productive Wells
	Oil		Gas (1)		Developed Acres
Location	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Colorado (4)	—	—	1,778	674	24,810	9,448
_____________________________________________

(1)	Some of the wells classified as “gas” wells also produce condensate.

(2)	A “gross well” or “gross acre” is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(3)
A “net well” or “net acre” is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(4)	Net wells and net developed acres are reflected as if we owned our interest directly.
Undeveloped Acreage
At December 31, 2019, our share of undeveloped acreage held through our ownership in Laramie Energy was as follows:

	Undeveloped Acres (1) (2)
Location	Gross	Net
Colorado (3)	250,263	83,331
________________________________________________

(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and gas, regardless of whether such acreage contains proved reserves.

(2)
There are no material near-term lease expirations for which the carrying value at December 31, 2019 has not already been impaired in consideration of these expirations or capital budgeted to convert acreage to held by production.

(3)	Net undeveloped acres are reflected as if we owned our interest directly.
Drilling Activity
As of December 31, 2019, Laramie Energy has ceased all drilling activities due to unfavorable market conditions.

The table below shows the number of development wells completed by Laramie Energy during the periods indicated. Laramie Energy drilled no exploratory productive or dry wells during 2019, 2018, or 2017.

	Year ended December 31,
	2019		2018		2017
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Development
Productive	60	60	140	140	74	74
Dry	1	1	—	—	—	—
Total	61	61	140	140	74	74

(1)	A “gross well” is a well in which a working interest is held. The number of gross wells is the total number of wells in which a working interest is owned.

(2)
A “net well” is deemed to exist when the sum of fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Delivery Commitments
Laramie Energy has entered into certain gathering, processing, and transportation contracts with third parties that require Laramie Energy to deliver fixed, determinable quantities of production over specified periods of time. Under these agreements, Laramie Energy is required to make deficiency payments for any shortfalls associated with minimum volume commitments. Laramie Energy expects to fulfill delivery commitments under gathering, processing, and transportation agreements from proved developed and undeveloped reserves.
The table below shows Laramie Energy’s minimum volume commitments under gathering, processing, and transportation contracts as of December 31, 2019 (in MMcfe).

2020	28,473
2021	23,343
2022	10,186
2023	8,987
2024	8,070
Thereafter	22,989
Total delivery commitments	102,048
Item  3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this Annual Report on Form 10-K, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement. For more information, please read “Item 1. — Business—Bankruptcy and Plan of Reorganization – General Recovery Trust” and Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of February 18, 2020, there were 149 common stockholders of record. On February 18, 2020, the closing price of our common stock was $19.91 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2019. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., FutureFuel Corp., Green Plains Inc., Macquarie Infrastructure Corporation, Methanex Corporation, Pacific Ethanol, Inc., Renewable Energy Group, Inc., REX American Resources Corporation, SEACOR Holdings Inc., Stepan Company, and Westlake Chemical Corporation. We believe our peer group, which is made up of oil and gas refining and marketing companies, retailers, and companies that are generally similar to our operating segments, provides for meaningful comparability to our business as a whole.

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

Recent Sales of Unregistered Securities
During the year ended December 31, 2019, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2019:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2019	—	$—	—	—
November 1 - November 30, 2019	344	24.89	—	—
December 1 - December 31, 2019	1,177	24.23	—	—
Total	1,521	$24.38	—	—
________________________________________________

(1)	All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial information presented below as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2016 and 2015 was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial information should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
(in thousands, except per share data)	2019 (1)	2018 (2)	2017 (3)	2016 (3) (4)	2015 (3) (5)
Statement of Operations Data:
Revenues	$5,401,516	$3,410,728	$2,443,066	$1,865,045	$2,066,337
Depreciation, depletion, and amortization	86,121	52,642	45,989	31,617	19,918
Impairment expense	—	—	—	—	9,639
Operating income (loss)	147,980	81,941	93,961	(19,649)	55,730
Interest expense and financing costs, net	(74,839)	(39,768)	(31,632)	(28,506)	(20,156)
Debt extinguishment and commitment costs	(11,587)	(4,224)	(8,633)	—	(19,669)
Gain on curtailment of pension or post-retirement medical plan obligation	—	—	—	3,067	5,595
Change in value of common stock warrants	(3,199)	1,801	(1,674)	2,962	(3,664)
Change in value of contingent consideration	—	(10,500)	—	10,770	(18,450)
Equity earnings (losses) from Laramie Energy, LLC	(89,751)	9,464	18,369	(22,381)	(55,983)
Net income (loss)	40,809	39,427	72,621	(45,835)	(39,911)
Income (loss) per diluted common share	0.80	0.85	1.57	(1.08)	(1.06)
Balance Sheet Data:
Cash and cash equivalents	$126,015	$75,076	$118,333	$47,772	$167,788
Total current assets	1,032,174	586,592	603,544	403,108	531,752
Total assets (6)	2,700,560	1,460,734	1,347,407	1,145,433	892,261
Total current liabilities (6)	1,034,322	507,201	470,952	382,765	365,040
Total long-term debt, net of current maturities	599,634	392,607	384,812	350,110	154,212
Total liabilities (6)	2,052,318	948,405	899,688	776,524	551,650
Total stockholders’ equity	648,242	512,329	447,719	368,909	340,611
_________________________________________________________

(1)
We completed the Washington Acquisition effective January 11, 2019, therefore the results of the Washington refinery and logistics assets are only included subsequent to January 11, 2019. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(2)
We completed the Northwest Retail Acquisition effective March 23, 2018, therefore the results of Northwest Retail are only included subsequent to March 23, 2018. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(3)
Due to a required accounting standards update, Operating income (loss) for the year ended December 31, 2016 was retrospectively recast to reflect the reclassification of the curtailment gain of $3.1 million related to an amendment on our defined benefit pension plan from Operating expense (excluding depreciation) to a newly defined line within Total other income (expense), net, Gain on curtailment of pension obligation. Similarly, Operating income (loss) for the year ended December 31, 2015 was retrospectively recast to reflect the reclassification of the curtailment gain of $5.6 million related to the termination of our post-retirement medical plan from Operating expense (excluding depreciation) to a newly defined line within Total other income (expense), net, Gain on curtailment of post-retirement medical plan obligation. For the years ended December 31, 2017, 2016, and 2015, other immaterial non-service-cost-related components of the net periodic benefit cost related to our defined benefit pension plan and post-retirement medical plan were reclassified from Operating expense (excluding depreciation) to Other income (expense), net.

(4)	We completed the WRC Acquisition effective July 14, 2016, therefore the results of WRC are only included subsequent to July 14, 2016.

(5)
Effective April 1, 2015, we completed the acquisition of Mid Pac Petroleum, LLC (which was dissolved and its assets merged into Par Hawaii, LLC (“PHL”) during 2019), therefore, the results of Mid Pac Petroleum, LLC are only included subsequent to April 1, 2015.

(6)
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by other ASUs issued through February 2019 (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period. Please read Note 2—Summary of Significant Accounting Policies to our consolidated financial statements under Item 8 of this Form 10-K for more information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses. For more information, please read “Part I –Item 1. — Business—Overview” of this Form 10-K.
Recent Events Affecting Comparability of Periods
Washington Acquisition
On January 11, 2019, we completed the Washington Acquisition for total consideration of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of our common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The results of operations for U.S. Oil were included in our refining and logistics segments commencing January 11, 2019. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Par West Acquisition
On December 19, 2018, we completed the Par West Acquisition for approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million. The results of operations of the acquired assets are included in our refining segment commencing December 19, 2018. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Northwest Retail Acquisition
On March 23, 2018, we completed the Northwest Retail Acquisition for cash consideration of approximately $74.5 million. As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip retail outlets. The results of operations of Northwest Retail are included in our retail segment commencing March 23, 2018. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Amended and Restated J. Aron Supply and Offtake Agreements
On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. On December 5, 2018, we amended and restated the Supply and Offtake Agreements to account for additional processing capacity provided through the Par West Acquisition. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Other Factors Affecting Comparability of Prior Periods
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by other ASUs issued through February 2019 (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period. Please read Note 2—Summary of Significant Accounting Policies to our consolidated financial statements under Item 8 of this Form 10-K for more information.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Income. Our net income increased from $39.4 million for the year ended December 31, 2018 to $40.8 million for the year ended December 31, 2019. The increase in our net income was primarily driven by the impact of the Washington Acquisition and a $69.7 million income tax benefit primarily associated with a partial release of our valuation allowance in connection with the Washington Acquisition. These increases were partially offset by a non-cash impairment charge of $81.5 million related to our equity investment in Laramie Energy and higher interest expense due primarily to increases in our outstanding indebtedness. Other factors impacting our results period over period include higher debt extinguishment and commitment costs associated with the Washington Acquisition and exchange of a portion of our outstanding 5.00% Convertible Senior Notes, partially offset by a $10.5 million charge related to the Tesoro earn-out settlement in 2018 that did not recur in 2019.
Adjusted EBITDA and Adjusted Net Income. For the year ended December 31, 2019, Adjusted EBITDA was $260.4 million compared to $132.1 million for the year ended December 31, 2018. The change was primarily related to contributions provided by the Washington Acquisition, increased sales volumes at our Hawaii refineries, increased sales volume and favorable crude oil differentials and feedstock costs at our Wyoming refinery, and improved fuel margins in our Retail operations. These increases were partially offset by higher feedstock costs and unplanned maintenance at our Hawaii refineries.
For the year ended December 31, 2019, Adjusted Net Income was approximately $91.7 million compared to income of $49.3 million for the year ended December 31, 2018. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA as well as a $19.2 million decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding impairment changes associated with our investment in Laramie Energy, an increase in DD&A primarily associated with assets acquired in connection with the Washington Acquisition, and increased interest expense and financing costs primarily related to the new Term Loan B Facility, the Washington Refinery Intermediation Agreement, and the Retail Property Term Loan. These increases were partially offset by a decrease in interest expense and financing costs due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Income. Our net income decreased from $72.6 million for the year ended December 31, 2017 to net income of $39.4 million for the year ended December 31, 2018. The decrease in our net income was primarily driven by lower refining margins, a $10.5 million charge related to the Tesoro earn-out settlement, higher acquisition and integration costs, and a decrease in our Equity earnings (losses) from Laramie Energy, LLC, partially offset by improved margins in our retail segment. Other factors impacting our results period over period include increased interest expense and financing fees and DD&A.
Adjusted EBITDA and Adjusted Net Income. For the year ended December 31, 2018, Adjusted EBITDA was $132.1 million compared to $140.8 million for the year ended December 31, 2017. The change was primarily related to lower refining margins driven by unfavorable crude oil differentials, partially offset by improved margins in our retail segment and an increase in refined product sales volumes and crack spreads.
For the year ended December 31, 2018, Adjusted Net Income was approximately $49.3 million compared to approximately $63.3 million for the year ended December 31, 2017. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA and increased interest expense and financing fees and DD&A.

The following table summarizes our consolidated results of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017
Revenues	$5,401,516	$3,410,728	$2,443,066
Cost of revenues (excluding depreciation)	4,803,589	3,003,116	2,054,627
Operating expense (excluding depreciation)	312,899	215,284	202,016
Depreciation, depletion, and amortization	86,121	52,642	45,989
General and administrative expense (excluding depreciation)	46,223	47,426	46,078
Acquisition and integration costs	4,704	10,319	395
Total operating expenses	5,253,536	3,328,787	2,349,105
Operating income	147,980	81,941	93,961
Other income (expense)
Interest expense and financing costs, net	(74,839)	(39,768)	(31,632)
Debt extinguishment and commitment costs	(11,587)	(4,224)	(8,633)
Other expense, net	2,516	1,046	911
Change in value of common stock warrants	(3,199)	1,801	(1,674)
Change in value of contingent consideration	—	(10,500)	—
Equity earnings (losses) from Laramie Energy, LLC	(89,751)	9,464	18,369
Total other expense, net	(176,860)	(42,181)	(22,659)
Income (loss) before income taxes	(28,880)	39,760	71,302
Income tax benefit (expense)	69,689	(333)	1,319
Net Income	$40,809	$39,427	$72,621

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2019, 2018, and 2017 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2019	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,167,942	$199,226	$458,889	$(424,541)	$5,401,516
Cost of revenues (excluding depreciation)	4,783,747	112,124	332,302	(424,584)	4,803,589
Operating expense (excluding depreciation)	234,582	11,010	67,307	—	312,899
Depreciation, depletion, and amortization	55,832	17,017	10,035	3,237	86,121
General and administrative expense (excluding depreciation)	—	—	—	46,223	46,223
Acquisition and integration costs	—	—	—	4,704	4,704
Operating income (loss)	$93,781	$59,075	$49,245	$(54,121)	$147,980

Year ended December 31, 2018	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,210,067	$125,743	$441,040	$(366,122)	$3,410,728
Cost of revenues (excluding depreciation)	2,957,995	77,712	333,664	(366,255)	3,003,116
Operating expense (excluding depreciation)	146,320	7,782	61,182	—	215,284
Depreciation, depletion, and amortization	32,483	6,860	8,962	4,337	52,642
General and administrative expense (excluding depreciation)	—	—	—	47,426	47,426
Acquisition and integration costs	—	—	—	10,319	10,319
Operating income (loss)	$73,269	$33,389	$37,232	$(61,949)	$81,941

Year ended December 31, 2017	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,319,638	$121,470	$326,076	$(324,118)	$2,443,066
Cost of revenues (excluding depreciation)	2,062,804	66,301	249,097	(323,575)	2,054,627
Operating expense (excluding depreciation)	141,065	15,010	45,941	—	202,016
Depreciation, depletion, and amortization	29,753	6,166	6,338	3,732	45,989
General and administrative expense (excluding depreciation)	—	—	—	46,078	46,078
Acquisition and integration costs	—	—	—	395	395
Operating income (loss)	$86,016	$33,993	$24,700	$(50,748)	$93,961
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)
Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $424.5 million, $365.5 million, and $325.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)
Total Refining Segment
Feedstocks Throughput (Mbpd) (2) (3)	163.8	91.3	89.2
Refined product sales volume (Mbpd) (2)	176.8	100.3	90.7

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd) (3)	109.0	74.9	73.7
Par East Throughput (Mbpd) (3)	71.5	73.4	73.7
Par West Throughput (Mbpd) (3)	37.5	42.1	—

Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.0%	27.1%	27.8%
Distillates	44.4%	47.4%	48.2%
Fuel oils	20.3%	17.8%	15.7%
Other products	8.7%	4.5%	5.0%
Total yield	96.4%	96.8%	96.7%

Refined product sales volume (Mbpd)
On-island sales volume	114.1	74.6	63.3
Exports sales volume	5.7	9.0	11.4
Total refined product sales volume	119.8	83.6	74.7

Adjusted Gross Margin per bbl ($/throughput bbl) (4)	$3.30	$5.37	$6.43
Production costs per bbl ($/throughput bbl) (5)	3.25	3.65	3.60
DD&A per bbl ($/throughput bbl)	0.40	0.66	0.64

Washington Refinery
Feedstocks Throughput (Mbpd) (2)	38.9	—	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%	—%	—%
Distillates	35.6%	—%	—%
Asphalt	18.9%	—%	—%
Other products	19.4%	—%	—%
Total yield	97.5%	—%	—%

Refined product sales volume (Mbpd) (2)	41.1	—	—

Adjusted Gross Margin per bbl ($/throughput bbl) (4)	$11.37	$—	$—
Production costs per bbl ($/throughput bbl) (5)	4.52	—	—
DD&A per bbl ($/throughput bbl)	1.56	—	—

	Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)
Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.0	16.4	15.5
Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.6%	49.5%	51.9%
Distillates	44.5%	45.8%	42.8%
Fuel oil	1.7%	1.6%	2.2%
Other products	1.6%	0.8%	0.8%
Total yield	97.4%	97.7%	97.7%

Refined product sales volume (Mbpd)	17.0	16.7	16.0

Adjusted Gross Margin per bbl ($/throughput bbl) (4)	$18.82	$15.29	$14.46
Production costs per bbl ($/throughput bbl) (5)	6.32	7.06	7.18
DD&A per bbl ($/throughput bbl)	2.93	2.39	2.19

Market Indices ($ per barrel)
4-1-2-1 Singapore Crack Spread (6)	$6.68	$7.22	$7.18
3-1-2 Singapore Crack Spread (7)	10.80	10.90	10.63
Pacific Northwest 5-2-2-1 Index (8)	15.02	—	—
Wyoming 3-2-1 Index (9)	24.90	22.69	21.80

Crude Prices ($ per barrel)
Brent	$64.19	$71.55	$54.82
WTI	57.08	64.90	50.85
ANS	65.72	72.16	54.09
Bakken Clearbrook	56.04	62.36	51.15
WCS Hardisty	43.18	38.33	38.17
Brent M1-M3	1.00	0.37	(0.15)
________________________________________________________

(1)
Previously-reported logistics pipeline throughput volumes have been removed from the Operating Statistics table post-closing of the Washington Acquisition as we have determined that pipeline throughput is no longer a relevant indicator of logistics segment profitability given the low weighting of pipeline movements at the Washington refinery. Operating income (loss) per barrel has also been removed from the table because we do not believe it to be an indicative measure of our refineries’ profitability.

(2)
Feedstocks throughput and sales volumes per day for the Washington refinery for the year ended December 31, 2019 are calculated based on the 355-day period for which we owned the Washington refinery in 2019. The amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the years ended December 31, 2019, 2018, and 2017.

(3)
Feedstocks throughput and sales volumes per day for each of the Hawaii refineries for the year ended December 31, 2018 are calculated based on the 365-day period we owned the Par East refinery and the 13-day period for which we owned the Par West refinery. The amounts for the combined Hawaii refineries for the years ended December 31, 2019 and 2018 represent the sum of the Par East and Par West refineries’ throughput averaged over the respective years.

(4)
We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Please see discussion of Adjusted Gross Margin below.

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

(6)
The profitability of our Hawaii business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. Prior to 2020, the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillates (diesel and jet fuel), and one barrel of fuel oil) was the most representative market indicator for our Hawaii refineries’ operations. See footnote 7 below for a discussion of the 3-1-2 Singapore Crack Spread.

(7)
After completing the acquisition of Par West, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator of our current operations in Hawaii.

(8)
We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The 2019 prices for the year ended December 31, 2019 represent the price averaged over the period from January 11, 2019 to December 31, 2019.

(9)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the most representative market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillates (ULSD) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Retail Segment
Retail sales volumes (thousands of gallons) (1)	125,313	116,715	92,739
________________________________________________________

(1)
Retail sales volumes for the year ended December 31, 2018, include 284 days of retail sales volumes from Northwest Retail since its acquisition on March 23, 2018. The 2019 amount represents the sum of the Hawaii and Northwest Retail sales volumes for the year ended December 31, 2019.

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
Adjusted Gross Margin. Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), impairment expense, inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, and purchase price allocation adjustments), DD&A, RINs loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis), and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2019	Refining	Logistics	Retail
Operating income	$93,781	$59,075	$49,245
Operating expense (excluding depreciation)	234,582	11,010	67,307
Depreciation, depletion, and amortization	55,832	17,017	10,035
Inventory valuation adjustment	13,441	—	—
RINs gain in excess of net obligation	(3,398)	—	—
Unrealized loss on derivatives	8,988	—	—
Adjusted Gross Margin (2)	$403,226	$87,102	$126,587

Year ended December 31, 2018	Refining	Logistics	Retail
Operating income	$73,269	$33,389	$37,232
Operating expense (excluding depreciation)	146,320	7,782	61,182
Depreciation, depletion, and amortization	32,483	6,860	8,962
Inventory valuation adjustment	(16,875)	—	—
RINs loss in excess of net obligation	4,544	—	—
Unrealized gain on derivatives	(1,497)	—	—
Adjusted Gross Margin (2)	$238,244	$48,031	$107,376

Year ended December 31, 2017	Refining	Logistics	Retail
Operating income (1)	$86,016	$33,993	$24,700
Operating expense (excluding depreciation)	141,065	15,010	45,941
Depreciation, depletion, and amortization	29,753	6,166	6,338
Inventory valuation adjustment	(1,461)	—	—
RINs gain in excess of net obligation	—	—	—
Unrealized gain on derivatives	(623)	—	—
Adjusted Gross Margin (2)	$254,750	$55,169	$76,979
________________________________________

(1)
For the year ended December 31, 2017, immaterial non-service-cost-related components of the net periodic benefit cost related to our Wyoming Refining defined benefit pension plan were reclassified from Operating expense (excluding depreciation) to Other income (expense), net, due to a required accounting standards update made in 2018.

(2)	For the years ended December 31, 2019, 2018, and 2017, there was no impairment expense.
Adjusted Net Income (Loss) and Adjusted EBITDA. Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. The exclusion of Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives from Adjusted Net Income (Loss) is consistent with our treatment of Par’s unrealized (gains) losses on derivatives, which are also excluded from Adjusted Net Income (Loss). Beginning in 2019, Adjusted Net Income (Loss) also excludes impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, income taxes, DD&A, and equity losses (earnings) from Laramie Energy, excluding Par’s share of unrealized loss (gain) on derivatives. Beginning in 2019, equity losses (earnings) from Laramie Energy also excludes impairment of Par’s investment and our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net Income	$40,809	$39,427	$72,621
Inventory valuation adjustment	13,441	(16,875)	(1,461)
RINs loss (gain) in excess of net obligation	(3,398)	4,544	—
Unrealized loss (gain) on derivatives	8,988	(1,497)	(623)
Acquisition and integration costs	4,704	10,319	395
Debt extinguishment and commitment costs	11,587	4,224	8,633
Changes in valuation allowance and other deferred tax items (1)	(68,792)	(660)	—
Change in value of common stock warrants	3,199	(1,801)	1,674
Change in value of contingent consideration	—	10,500	—
Severance costs	—	—	1,595
Impairments of Laramie Energy, LLC (2)	83,152	—	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	(1,969)	1,158	(19,568)
Adjusted Net Income (3)	91,721	49,339	63,266
Depreciation, depletion, and amortization	86,121	52,642	45,989
Interest expense and financing costs, net	74,839	39,768	31,632
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	8,568	(10,622)	1,199
Income tax expense (benefit)	(897)	993	(1,319)
Adjusted EBITDA	$260,352	$132,120	$140,767
________________________________________________________

(1)
Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our consolidated statements of operations.

(2)
Includes our share of Laramie Energy’s unrealized loss (gain) on derivatives, impairment losses on our investment in Laramie Energy, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.

(3)	For the years ended December 31, 2019, 2018, and 2017, there was no (gain) loss on sale of assets.
Discussion of Operating Income by Segment
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Refining. Operating income for our refining segment was $93.8 million for the year ended December 31, 2019, an increase of $20.5 million compared to operating income of $73.3 million for the year ended December 31, 2018. The increase in profitability was primarily driven by the contribution of the Washington Acquisition and favorable crude oil differentials and feedstock costs at our Wyoming refinery. The Washington refinery assets contributed operating income of approximately $53.3 million to the refining segment for the period from January 11, 2019 to December 31, 2019. The Wyoming 3-2-1 Index increased 10% from $22.69 per barrel for the year ended December 31, 2018 to $24.90 per barrel for the year ended December 31, 2019. These contributions were partially offset by unfavorable crude oil differentials, unplanned maintenance, and an increase in feedstock costs at our Hawaii refineries. The unplanned maintenance in Hawaii resulted in an increase of $2.6 million in operating expenses and approximately 11 lost throughput days within certain units at our Par East refinery.
Logistics. Operating income for our logistics segment was $59.1 million for the year ended December 31, 2019, an increase of $25.7 million compared to operating income of $33.4 million for the year ended December 31, 2018. The increase is primarily due to a contribution of $18.8 million from the logistics assets acquired in connection with the Washington Acquisition for the period from January 11, 2019 to December 31, 2019 and additional on-island sales through our logistics network.
Retail. Operating income for our retail segment was $49.2 million for the year ended December 31, 2019, an increase of $12.0 million compared to operating income of $37.2 million for the year ended December 31, 2018. The increase in profitability was primarily due to an increase in fuel margins of 10% and an increase in sales volumes of 7%.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Refining. Operating income for our refining segment was $73.3 million for the year ended December 31, 2018, a decrease of $12.7 million compared to an operating income of $86.0 million for the year ended December 31, 2017. The decrease in profitability was primarily due to lower refining margins in Hawaii offset by improved crack spreads. Feedstock costs at the Hawaii refineries increased approximately 29% due to unfavorable crude oil differentials and increased refined product purchases to meet higher on-island demand and contractual obligations. The decrease was partially offset by a 12% increase in the Hawaii refineries’ sales volumes and improved crack spreads in Hawaii and Wyoming. The Singapore crack spread increased 1% from $7.18 per barrel for the year ended December 31, 2017 to $7.22 per barrel for the year ended December 31, 2018. The Wyoming Index increased 4% from $21.80 per barrel for the year ended December 31, 2017 to $22.69 per barrel for the year ended December 31, 2018. Another contributing factor was a decrease in RINs expense of approximately $18.5 million due primarily to our refineries obtaining a small refinery exemption for 2017 during the first quarter of 2018.
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
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Refining. For the year ended December 31, 2019, our refining Adjusted Gross Margin was approximately $403.2 million, an increase of $165.0 million compared to $238.2 million for the year ended December 31, 2018. The increase in profitability was primarily driven by the Washington refinery, which contributed Adjusted Gross Margin of $157.0 million to the refining segment for the period from January 11, 2019 to December 31, 2019. Other factors included increased sales volumes and favorable crude oil differentials and feedstock costs at our Wyoming refinery. The Wyoming 3-2-1 Index increased 10% from $22.69 per barrel for the year ended December 31, 2018 to $24.90 per barrel for the year ended December 31, 2019. These increases were partially offset by higher feedstock costs at our Hawaii refineries and unplanned maintenance at our Par East refinery that resulted in approximately 11 lost throughput days within certain units.
Logistics. For the year ended December 31, 2019, our logistics Adjusted Gross Margin was approximately $87.1 million, an increase of $39.1 million compared to $48.0 million for the year ended December 31, 2018. The increase was primarily driven by the contribution of the Washington assets and higher throughput in Hawaii due to the additional on-island sales through our logistics network. The Washington assets contributed Adjusted Gross Margin of $28.1 million to the logistics segment for the period from January 11, 2019 to December 31, 2019.
Retail. For the year ended December 31, 2019, our retail Adjusted Gross Margin was approximately $126.6 million, an increase of $19.2 million compared to $107.4 million for the year ended December 31, 2018. The increase was primarily due to a 10% increase in fuel margins and higher sales volumes of 7%.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Refining. For the year ended December 31, 2018, our refining Adjusted Gross Margin was approximately $238.2 million, a decrease of $16.6 million compared to $254.8 million for the year ended December 31, 2017. The decrease in profitability was primarily due to lower refining margins in Hawaii partially offset by improved crack spreads. Feedstock costs at the Hawaii refineries increased approximately 29% due to unfavorable crude oil differentials and increased refined product purchases to meet higher on-island demand and contractual obligations. The decrease was partially offset by a 12% increase in the Hawaii refineries’ sales volumes and improved crack spreads in Hawaii and Wyoming. The Singapore crack spread increased 1% from $7.18 per barrel for the year ended December 31, 2017 to $7.22 per barrel for the year ended December 31, 2018. The Wyoming Index increased 4% from $21.80 per barrel for the year ended December 31, 2017 to $22.69 per barrel for the year ended December 31,

2018. Another contributing factor was a decrease in RINs expense of approximately $18.5 million due primarily to our refineries obtaining a small refinery exemption for 2017 during the first quarter of 2018.
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
Discussion of Consolidated Results
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues. For the year ended December 31, 2019, revenues were $5.4 billion, a $2.0 billion increase compared to $3.4 billion for the year ended December 31, 2018. The increase was primarily the result of the Washington Acquisition and increased sales volumes in Hawaii primarily related to the Par West Acquisition. The Washington Acquisition contributed third-party revenues of $1.2 billion for the period from January 11, 2019 to December 31, 2019. These increases were partially offset by a decrease in Brent crude oil prices. Brent crude oil prices averaged $64.19 per barrel in the year ended December 31, 2019 compared to $71.55 per barrel in the year ended December 31, 2018, with similar decreases experienced for WTI crude oil prices. Refined product sales volumes in Hawaii increased 43% from 83.6 Mbpd in the year ended December 31, 2018 to 119.8 Mbpd in the year ended December 31, 2019 primarily due to the Par West Acquisition. Revenues in our retail segment increased $17.9 million primarily due to higher sales volumes of 7%.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2019, cost of revenues (excluding depreciation), was $4.8 billion, a $1.8 billion increase compared to $3.0 billion for the year ended December 31, 2018. The increase was primarily due to the Washington Acquisition and a 43% increase in refined product sales volumes in Hawaii primarily due to the Par West Acquisition. The Washington Acquisition contributed cost of revenues of approximately $1.0 billion for the period from January 11, 2019 to December 31, 2019. These increases were partially offset by the decrease in Brent crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2019, operating expense (excluding depreciation) was approximately $312.9 million, an increase of $97.6 million compared to $215.3 million for the year ended December 31, 2018. The increase was primarily due to operating expenses related to the Washington Acquisition, Par West Acquisition, and Northwest Retail Acquisition. The Washington Acquisition contributed operating expenses of $62.3 million for the period from January 11, 2019 to December 31, 2019. The Par West Acquisition contributed operating expenses of $26.1 million for the year ended December 31, 2019. Northwest Retail contributed operating expenses of $20.0 million for the full year ended December 31, 2019, as compared to $15.0 million for the 284-day period of ownership from March 23, 2018 to December 31, 2018. The increase was also due to $2.6 million expenditures incurred in connection with unplanned maintenance at our Par East refinery.
Depreciation, Depletion, and Amortization. For the year ended December 31, 2019, DD&A expense was approximately $86.1 million, an increase of $33.5 million compared to $52.6 million for the year ended December 31, 2018. The increase was primarily due to DD&A on assets acquired as part of the Washington Acquisition and the accelerated depreciation of assets to be replaced during the 2020 Wyoming refinery turnaround.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2019, general and administrative expense (excluding depreciation) was approximately $46.2 million, which is relatively consistent with expense of $47.4 million for the year ended December 31, 2018.
Acquisition and Integration Costs. For the year ended December 31, 2019, we incurred approximately $4.7 million of expenses primarily related to acquisition and integration costs for the Washington Acquisition and the Par West Acquisition. For the year ended December 31, 2018, we incurred approximately $10.3 million of expenses primarily related to acquisition and integration costs for the Northwest Retail Acquisition, Par West Acquisition, and Washington Acquisition. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2019, our interest expense and financing costs were approximately $74.8 million, an increase of $35.0 million compared to $39.8 million for the year ended December 31, 2018. The increase was primarily due to interest expense and financing costs of $24.4 million related to the new

Term Loan B Facility entered into on January 11, 2019, interest expense of $6.3 million on the Washington Refinery Intermediation Agreement, a net increase in our loss on interest rate derivatives of $2.8 million, and interest expense and financing costs of $2.5 million related to the Par Pacific Term Loan entered into on January 9, 2019 and replaced by the Retail Property Term Loan entered into on March 29, 2019. These increases were partially offset by a decrease in interest expense and financing costs of $1.7 million due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the year ended December 31, 2019, the change in value of common stock warrants resulted in a loss of approximately $3.2 million, a change of $5.0 million compared to a gain of $1.8 million for the year ended December 31, 2018. For the year ended December 31, 2019, our stock price increased from $14.18 per share as of December 31, 2018 to $23.24 per share as of December 31, 2019 which resulted in an increase in the fair value of the common stock warrants. During the year ended December 31, 2018, our stock price decreased from $19.28 per share on December 31, 2017 to $14.18 per share on December 31, 2018, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the year ended December 31, 2018, the change in value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the final settlement agreement reached with Tesoro. For the year ended December 31, 2019, there were no such changes. Please read Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Debt extinguishment and commitment costs. For the year ended December 31, 2019, our debt extinguishment and commitment costs were approximately $11.6 million and represent the commitment and other fees associated with the financing of the Washington Acquisition and the extinguishment costs associated with the exchange of a portion of our outstanding 5.00% Convertible Senior Notes. For the year ended December 31, 2018, our debt extinguishment and commitment costs were approximately $4.2 million and represent the commitment and other fees associated with the financing of the Washington Acquisition.
Equity Earnings (Losses) from Laramie Energy, LLC. For the year ended December 31, 2019, equity losses from Laramie Energy were approximately $89.8 million, a change of $99.3 million compared to equity earnings of $9.5 million for the year ended December 31, 2018. During the year ended December 31, 2019, we recorded an impairment charge of $81.5 million due to the significant decline in natural gas prices during the second quarter of 2019 and continued deterioration of prices in the third quarter of 2019. The remaining decrease was primarily due to Laramie Energy’s net loss associated with lower realized prices. Please read Note 3—Investment in Laramie Energy, LLC to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2019, we recorded an income tax benefit of $69.7 million primarily driven by a $64.2 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. For the year ended December 31, 2018, we recorded an income tax expense of $0.3 million primarily due to deferred tax expense of $0.7 million offset by current federal income tax benefit of $0.3 million. Deferred tax expense for the year ended December 31, 2018 included a benefit of $0.7 million related to the release of valuation allowance due to the impact of the U.S. tax reform legislation on the interest deduction limitation.
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
Acquisition and Integration Costs. For the year ended December 31, 2018, we incurred approximately $10.3 million of expenses primarily related to acquisition and integration costs for the Northwest Retail Acquisition, the Par West Acquisition, and the Washington Acquisition. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information. For the year ended December 31, 2017, we incurred approximately $0.4 million of integration costs related to the WRC Acquisition completed in July 2016.
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
Change in Value of Common Stock Warrants. For the year ended December 31, 2018, the change in value of common stock warrants resulted in a gain of approximately $1.8 million, a change of $3.5 million compared to a loss of $1.7 million for the year ended December 31, 2017. For the year ended December 31, 2018, our stock price decreased from $19.28 per share as of December 31, 2017 to $14.18 per share as of December 31, 2018, which resulted in a decrease in the fair value of the common stock warrants. During the year ended December 31, 2017, our stock price increased from $14.54 per share on December 31, 2016 to $19.28 per share on December 31, 2017, which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the year ended December 31, 2018, the change in value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. For the year ended December 31, 2017, there was no change in the value of our contingent consideration liability. Please read Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Debt extinguishment and commitment costs. For the year ended December 31, 2018, our debt extinguishment and commitment costs were approximately $4.2 million and represent the commitment and other fees associated with the financing of the Washington Acquisition. For the year ended December 31, 2017, our debt extinguishment and commitment costs were approximately $8.6 million and represent early termination fees and the acceleration of deferred amortization costs in connection with the termination of the Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Term Loan”) during the second quarter of 2017 and the termination and repayment of our outstanding indebtedness under the Hawaii Retail Credit Facilities, the Wyoming Refining Credit Facilities, the Par Wyoming Holdings Credit Agreement, and the J. Aron Forward Sale in the fourth quarter of 2017.
Equity Earnings (Losses) From Laramie Energy. For the year ended December 31, 2018, equity earnings from Laramie Energy were approximately $9.5 million, a change of $8.9 million compared to equity earnings of $18.4 million for the year ended December 31, 2017. The decrease was primarily due to Laramie Energy’s loss on derivative instruments of $13.4 million for the year ended December 31, 2018, compared to a gain on derivative instruments of $35.5 million for the same period in 2017. The loss on derivative instruments was partially offset by a 42% increase in Laramie Energy’s sales volumes for the year ended December 31, 2018 compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third party and increased to 46.0% on October 18, 2018 due to Laramie Energy’s repurchase of units from certain unitholders.
Income Taxes. For the year ended December 31, 2018, we recorded an income tax expense of $0.3 million primarily due to deferred tax expense of $0.7 million offset by current federal income tax benefit of $0.3 million. Deferred tax expense for the year ended December 31, 2018 included a benefit of $0.7 million related to the release of valuation allowance due to the impact of the U.S. tax reform legislation on the interest deduction limitation. For the year ended December 31, 2017, we recorded an income tax benefit of $1.3 million primarily due to the release of $0.8 million of valuation allowance associated with the U.S. tax reform legislation that converted the Alternative Minimum Tax Credit Carryovers to refundable credits.

Consolidating Condensed Financial Information
On December 21, 2017, Par Petroleum, LLC (the “Issuer”) issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. On January 11, 2019, the Issuers (defined below) entered into a term loan and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto with respect to a $250.0 million term loan (the “Term Loan B”). The 7.75% Senior Secured Notes and the Term Loan B were co-issued by Par Petroleum Finance Corp. (together with the Issuer, the “Issuers”), which has no independent assets or operations. The 7.75% Senior Secured Notes and Term Loan B are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC (other than Par Petroleum Finance Corp.).
The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts (which are all guarantors of the 7.75% Senior Secured Notes and Term Loan B), (iii) the accounts of subsidiaries of the Parent that are not guarantors of the 7.75% Senior Secured Notes or Term Loan B and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,309	$118,812	$894	$126,015
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	228,707	11	228,718
Inventories	—	615,872	—	615,872
Prepaid and other current assets	12,325	46,470	361	59,156
Due from related parties	180,686	—	(180,686)	—
Total current assets	200,063	1,011,531	(179,420)	1,032,174
Property, plant, and equipment
Property, plant, and equipment	20,961	1,088,230	37,792	1,146,983
Less accumulated depreciation, depletion, and amortization	(12,117)	(170,607)	(2,316)	(185,040)
Property, plant, and equipment, net	8,844	917,623	35,476	961,943
Long-term assets
Operating lease assets	4,276	434,909	(19,112)	420,073
Investment in Laramie Energy, LLC	—	—	46,905	46,905
Investment in subsidiaries	636,742	—	(636,742)	—
Intangible assets, net	—	21,549	—	21,549
Goodwill	—	193,321	2,598	195,919
Other long-term assets	1,128	20,869	—	21,997
Total assets	$851,053	$2,599,802	$(750,295)	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,777	$1,520	$12,297
Obligations under inventory financing agreements	—	656,162	—	656,162
Accounts payable	2,597	158,323	1,482	162,402
Deferred revenue	—	7,905	—	7,905
Accrued taxes	—	30,745	68	30,813
Operating lease liabilities	698	84,366	(5,065)	79,999
Other accrued liabilities	14,591	72,670	(2,517)	84,744
Due to related parties	125,778	101,936	(227,714)	—
Total current liabilities	143,664	1,122,884	(232,226)	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	44,783	513,145	41,706	599,634
Common stock warrants	8,206	—	—	8,206
Finance lease liabilities	223	6,004	—	6,227
Operating lease liabilities	5,629	349,327	(14,047)	340,909
Other liabilities	306	120,001	(57,287)	63,020
Total liabilities	202,811	2,111,361	(261,854)	2,052,318
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	533	—	—	533
Additional paid-in capital	715,069	293,006	(293,006)	715,069
Accumulated earnings (deficit)	(67,942)	194,023	(194,023)	(67,942)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	648,242	488,441	(488,441)	648,242
Total liabilities and stockholders’ equity	$851,053	$2,599,802	$(750,295)	$2,700,560

	As of December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$28,701	$46,062	$313	$75,076
Restricted cash	743	—	—	743
Trade accounts receivable	—	159,630	708	160,338
Inventories	—	322,065	—	322,065
Prepaid and other current assets	11,711	17,048	(389)	28,370
Due from related parties	43,928	—	(43,928)	—
Total current assets	85,083	544,805	(43,296)	586,592
Property, plant, and equipment
Property, plant, and equipment	18,939	630,429	400	649,768
Less accumulated depreciation and depletion	(9,034)	(102,180)	(293)	(111,507)
Property, plant, and equipment, net	9,905	528,249	107	538,261
Long-term assets
Investment in Laramie Energy, LLC	—	—	136,656	136,656
Investment in subsidiaries	638,975	—	(638,975)	—
Intangible assets, net	—	23,947	—	23,947
Goodwill	—	150,799	2,598	153,397
Other long-term assets	3,334	18,547	—	21,881
Total assets	$737,297	$1,266,347	$(542,910)	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$33	$—	$33
Obligations under inventory financing agreements	—	373,882	—	373,882
Accounts payable	8,312	44,997	1,478	54,787
Deferred revenue	—	6,681	—	6,681
Accrued taxes	—	17,206	50	17,256
Other accrued liabilities	12,349	43,773	(1,560)	54,562
Due to related parties	96,963	9,848	(106,811)	—
Total current liabilities	117,624	496,420	(106,843)	507,201
Long-term liabilities
Long-term debt, net of current maturities	100,411	292,196	—	392,607
Common stock warrants	5,007	—	—	5,007
Long-term capital lease obligations	475	5,648	—	6,123
Other liabilities	1,451	41,040	(5,024)	37,467
Total liabilities	224,968	835,304	(111,867)	948,405
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,983,924 shares issued	470	—	—	470
Additional paid-in capital	617,937	345,825	(345,825)	617,937
Accumulated earnings (deficit)	(108,751)	81,715	(81,715)	(108,751)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	512,329	431,043	(431,043)	512,329
Total liabilities and stockholders’ equity	$737,297	$1,266,347	$(542,910)	$1,460,734

	Year Ended December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,401,446	$70	$5,401,516

Operating expenses
Cost of revenues (excluding depreciation)	—	4,803,589	—	4,803,589
Operating expense (excluding depreciation)	—	315,659	(2,760)	312,899
Depreciation, depletion, and amortization	2,969	82,843	309	86,121
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	20,017	26,007	199	46,223
Acquisition and integration costs	28	4,676	—	4,704
Total operating expenses	23,014	5,195,392	35,130	5,253,536

Operating income (loss)	(23,014)	206,054	(35,060)	147,980

Other income (expense)
Interest expense and financing costs, net	(9,952)	(62,098)	(2,789)	(74,839)
Debt extinguishment and commitment costs	(6,091)	(5,354)	(142)	(11,587)
Other income (expense), net	2,303	213	—	2,516
Change in value of common stock warrants	(3,199)	—	—	(3,199)
Equity earnings (losses) from subsidiaries	81,097	—	(81,097)	—
Equity losses from Laramie Energy, LLC	—	—	(89,751)	(89,751)
Total other income (expense), net	64,158	(67,239)	(173,779)	(176,860)

Income (loss) before income taxes	41,144	138,815	(208,839)	(28,880)
Income tax benefit (expense) (1)	(335)	(26,507)	96,531	69,689
Net income (loss)	$40,809	$112,308	$(112,308)	$40,809

Adjusted EBITDA	$(17,714)	$275,435	$2,631	$260,352
________________________________________________________

(1)
The income tax benefit (expense) of the Parent Guarantor and Issuer and Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.

	Year Ended December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,410,155	$573	$3,410,728

Operating expenses
Cost of revenues (excluding depreciation)	—	3,002,718	398	3,003,116
Operating expense (excluding depreciation)	—	215,284	—	215,284
Depreciation, depletion, and amortization	4,092	48,513	37	52,642
General and administrative expense (excluding depreciation)	20,721	26,370	335	47,426
Acquisition and integration costs	10,118	201	—	10,319
Total operating expenses	34,931	3,293,086	770	3,328,787

Operating income (loss)	(34,931)	117,069	(197)	81,941

Other income (expense)
Interest expense and financing costs, net	(10,867)	(28,897)	(4)	(39,768)
Debt extinguishment and commitment costs	—	(4,224)	—	(4,224)
Other income (expense), net	1,155	(99)	(10)	1,046
Change in value of common stock warrants	1,801	—	—	1,801
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity losses from subsidiaries	81,942	—	(81,942)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	9,464	9,464
Total other income (expense), net	74,031	(43,720)	(72,492)	(42,181)

Income (loss) before income taxes	39,100	73,349	(72,689)	39,760
Income tax benefit (expense) (1)	327	(15,567)	14,907	(333)
Net income (loss)	$39,427	$57,782	$(57,782)	$39,427

Adjusted EBITDA	$(19,566)	$151,856	$(170)	$132,120
________________________________________________________

(1)
The income tax benefit (expense) of the Parent Guarantor and Issuer and Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.

	Year Ended December 31, 2017
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,442,188	$878	$2,443,066

Operating expenses
Cost of revenues (excluding depreciation)	—	2,053,757	870	2,054,627
Operating expense (excluding depreciation)	—	202,019	(3)	202,016
Depreciation, depletion, and amortization	2,871	42,368	750	45,989
Impairment expense	—	—	—	—
General and administrative expense (excluding depreciation)	18,922	26,967	189	46,078
Acquisition and integration costs	192	—	203	395
Total operating expenses	21,985	2,325,111	2,009	2,349,105

Operating income (loss)	(21,985)	117,077	(1,131)	93,961

Other income (expense)
Interest expense and financing costs, net	(13,709)	(17,923)	—	(31,632)
Debt extinguishment and commitment costs	(1,804)	(6,829)	—	(8,633)
Other income (expense), net	631	154	126	911
Change in value of common stock warrants	(1,674)	—	—	(1,674)
Equity losses from subsidiaries	111,162	—	(111,162)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	18,369	18,369
Total other income (expense), net	94,606	(24,598)	(92,667)	(22,659)

Income (loss) before income taxes	72,621	92,479	(93,798)	71,302
Income tax benefit (expense) (1)	—	(29,079)	30,398	1,319
Net income (loss)	$72,621	$63,400	$(63,400)	$72,621

Adjusted EBITDA	$(17,091)	$157,910	$(52)	$140,767
________________________________________________________

(1)
The income tax benefit (expense) of the Parent Guarantor and Issuer and Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes certain tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$40,809	$112,308	$(112,308)	$40,809
Inventory valuation adjustment	—	13,441	—	13,441
RINs gain in excess of net obligation	—	(3,398)	—	(3,398)
Unrealized loss on derivatives	—	8,988	—	8,988
Acquisition and integration costs	28	4,676	—	4,704
Debt extinguishment and commitment costs	6,091	5,354	142	11,587
Changes in valuation allowance and other deferred tax items (1)	—	—	(68,792)	(68,792)
Change in value of common stock warrants	3,199	—	—	3,199
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Impairments of Laramie Energy, LLC (2)	—	—	83,152	83,152
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(1,969)	(1,969)
Depreciation, depletion, and amortization	2,969	82,843	309	86,121
Interest expense and financing costs, net	9,952	62,098	2,789	74,839
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	—	—	8,568	8,568
Equity losses (income) from subsidiaries	(81,097)	—	81,097	—
Income tax expense (benefit)	335	26,507	(27,739)	(897)
Adjusted EBITDA	$(17,714)	$275,435	$2,631	$260,352

	Year Ended December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$39,427	$57,782	$(57,782)	$39,427
Inventory valuation adjustment	—	(16,875)	—	(16,875)
RINs loss in excess of net obligation	—	4,544	—	4,544
Unrealized loss (gain) on derivatives	—	(1,497)	—	(1,497)
Acquisition and integration costs	10,118	201	—	10,319
Debt extinguishment and commitment costs	—	4,224	—	4,224
Changes in valuation allowance and other deferred tax items (1)	—	—	(660)	(660)
Change in value of common stock warrants	(1,801)	—	—	(1,801)
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	1,158	1,158
Depreciation, depletion, and amortization	4,092	48,513	37	52,642
Interest expense and financing costs, net	10,867	28,897	4	39,768
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,622)	(10,622)
Equity losses from subsidiaries	(81,942)	—	81,942	—
Income tax expense (benefit)	(327)	15,567	(14,247)	993
Adjusted EBITDA	$(19,566)	$151,856	$(170)	$132,120

	Year Ended December 31, 2017
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$72,621	$63,400	$(63,400)	$72,621
Inventory valuation adjustment	—	(1,461)	—	(1,461)
RINs loss in excess of net obligation	—	—	—	—
Unrealized loss (gain) on derivatives	—	(623)	—	(623)
Acquisition and integration costs	192	—	203	395
Debt extinguishment and commitment costs	1,804	6,829	—	8,633
Change in value of common stock warrants	1,674	—	—	1,674
Severance costs	1,200	395	—	1,595
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(19,568)	(19,568)
Depreciation, depletion, and amortization	2,871	42,368	750	45,989
Interest expense and financing costs, net	13,709	17,923	—	31,632
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	1,199	1,199
Equity losses from subsidiaries	(111,162)	—	111,162	—
Income tax expense (benefit)	—	29,079	(30,398)	(1,319)
Adjusted EBITDA	$(17,091)	$157,910	$(52)	$140,767
________________________________________________________

(1)
Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our consolidated statements of operations.

(2)
Includes impairment losses on our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.

Liquidity and Capital Resources
Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements and contractual obligations, capital expenditures, turnaround outlays, and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs, and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts available under our credit agreements, and access to capital markets.
Our liquidity position as of December 31, 2019 was $241.4 million and consisted of $233.4 million at Par Petroleum, LLC and subsidiaries, $7.9 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of December 31, 2019, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $126.0 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital and turnaround expenditures, working capital, and debt service requirements for the next 12 months. We may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
We may from time to time seek to retire or purchase our outstanding 5.00% Convertible Senior Notes, our 7.75% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Debt Activity
We had the following significant debt issuances and amendments during the years ended December 31, 2019, 2018, and 2017:

•	On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to terminate as early as March 31, 2021.

•
During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of our common stock with a fair value of $74.3 million. As of December 31, 2019, the remaining outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $3.9 million, and the carrying amount of the liability component was $44.8 million.

•
On March 29, 2019, Par Pacific Hawaii Property Company, LLC (“Par Property LLC”), our wholly owned subsidiary, entered into the Retail Property Term Loan with the Bank of Hawaii (“BOH”), which provided a term loan in the principal amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the Par Pacific Term Loan Agreement (as defined below). As of December 31, 2019, the outstanding principal on the Retail Property Term Loan was $44.0 million.

•
On January 11, 2019, Par Petroleum, LLC and Par Petroleum Finance Corp., both our wholly owned subsidiaries, entered into the Term Loan B Facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”). We are required to pay principal of $3.1 million quarterly. The proceeds from the Term Loan B were used to fund the Washington Acquisition. As of December 31, 2019, the outstanding principal on the Term Loan B was $240.6 million.

•
On January 9, 2019, we entered into the Par Pacific Term Loan Agreement with BOH. Pursuant to the Par Pacific Term Loan Agreement, BOH made a loan to the Company in the amount of $45.0 million (the “Par Pacific Term Loan”).  The proceeds from the Par Pacific Term Loan Agreement were used to fund the Washington Acquisition. On March 29, 2019, we terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement using the proceeds of the Retail Property Term Loan.

•
On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Par West Acquisition. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”) in limited and restricted circumstances.

•
On September 27, 2018, PHL (which includes the assets of the dissolved entity formerly known as Mid Pac Petroleum, LLC), our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, FSB, which provided a term loan of up to approximately $1.5 million. We received the proceeds on October 18, 2018, which we used to purchase certain retail property.

•
On December 21, 2017, Par Petroleum, LLC and Par Petroleum Finance Corp., both our wholly owned subsidiaries, completed the issuance and sale of $300 million in aggregate principal amount of 7.75% Senior Secured Notes due 2025 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay our outstanding indebtedness under the Hawaii Retail Credit Facilities, the Wyoming Refining Credit Facilities, the Par Wyoming Holdings Credit Agreement, and the J. Aron Forward Sale and for general corporate purposes.

•
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, the ABL Borrowers entered into the ABL Credit Facility dated as of December 21, 2017, with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. The ABL Revolver had no outstanding balance and a borrowing base of approximately $57.6 million at December 31, 2019.

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

•
On July 14, 2016, in connection with the WRC Acquisition, we assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. The Wyoming Refining Credit Facilities also provided for a revolving credit facility in the maximum principal amount at any time outstanding of $30.0 million, subject to a borrowing base, which provided for revolving loans and for the issuance of letters of credit. Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the Wyoming Refining Credit Facilities.

•
On December 17, 2015, PHL, which includes assets previously owned by the dissolved entities Mid Pac Petroleum, LLC and HIE Retail, LLC, entered into the Hawaii Retail Credit Facilities consisting of a revolving credit facility up to $5.0 million (“Hawaii Retail Revolving Credit Facilities”), which provided for revolving loans and for the issuance of letters of credit and term loans (“Hawaii Retail Term Loans”) in the aggregate principal amount of $110 million. The proceeds of the Hawaii Retail Term Loans were used to repay existing indebtedness under PHL’s then existing credit agreements, to pay transaction fees and expenses, and to facilitate a cash distribution to us. Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the Hawaii Retail Revolving Credit Facilities.

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
Cash Flows
The following table summarizes cash activities for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$105,630	$90,620	$106,483
Net cash used in investing activities	(353,229)	(175,821)	(31,673)
Net cash provided by (used in) financing activities	300,208	41,943	(4,751)
Net cash provided by operating activities was approximately $105.6 million for the year ended December 31, 2019, which resulted from net income of approximately $40.8 million and non-cash charges to operations of approximately $148.7 million, offset by net cash used for changes in operating assets and liabilities of approximately $83.9 million. The change in our operating assets and liabilities for the year ended December 31, 2019 was primarily due to increased inventories at our Hawaii and Washington refineries driven by higher inventory volumes and prices, partially offset by an increase in our obligations under inventory financing agreements. Net cash provided by operating activities was approximately $90.6 million for the year ended December 31, 2018, which resulted from net income of approximately $39.4 million and non-cash charges to operations of approximately $61.7 million, offset by net cash used for changes in operating assets and liabilities of approximately $10.5 million. Net cash provided by operating activities was approximately $106.5 million for the year ended December 31, 2017, which resulted from net income of approximately $72.6 million and non-cash charges to operations of approximately $50.1 million, offset by net cash used for changes in operating assets and liabilities of approximately $16.2 million.
For the year ended December 31, 2019, net cash used in investing activities was approximately $353.2 million and primarily related to $273.4 million for the Washington Acquisition and additions to property, plant, and equipment totaling approximately $83.9 million. Net cash used in investing activities was approximately $175.8 million for the year ended December 31, 2018 and was primarily related to $74.3 million for the Northwest Retail Acquisition, $53.9 million for the Par West Acquisition, and additions to property, plant, and equipment totaling approximately $48.4 million. Net cash used in investing activities was approximately $31.7 million for the year ended December 31, 2017 and was primarily related to additions to property, plant, and equipment totaling approximately $31.7 million.
Net cash provided by financing activities for the year ended December 31, 2019 was approximately $300.2 million and consisted primarily of proceeds from net borrowings on our debt agreements, J. Aron deferred payment arrangement, and MLC receivable advances of $313.0 million, and the exercise of employee stock options of $8.2 million, offset by deferred loan costs of $13.5 million and payments of $8.1 million in commitment and other fees related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes. Net cash provided by financing activities for the year ended December 31, 2018 of approximately $41.9 million consisted primarily of proceeds from net repayments of borrowings and net borrowings on our deferred payment arrangement of $27.3 million and the issuance of common stock totaling approximately $19.3 million, offset by the payment of $3.4 million in commitment and other fees related to the funding for the Washington Acquisition. Net cash used in financing activities for the year ended December 31, 2017 of approximately $4.8 million consisted primarily of proceeds from net borrowings and net payments on our deferred payment arrangement of $10.7 million, offset by deferred loan costs of $10.1 million and payments for early termination of financing agreements of $4.4 million.
Capital Expenditures and Turnaround Costs
Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the year ended December 31, 2019, totaled approximately $93.7 million and were primarily related to the second phase of our diesel hydrotreater construction at our Par East refinery, the first phase of a project to allow for storage and throughput of renewable fuels at our Washington refinery, equipment purchases and pre-engineering work in preparation for the 2020 turnarounds at our refineries, a 2019 turnaround at the newly acquired Par West refinery, construction of the tie-in connecting our SPM to the IES crude oil pipeline for Hawaii logistics, and other capital projects and scheduled maintenance across our operating segments. Our capital expenditures and deferred turnaround costs budget for 2020 ranges from $120 to $135 million and primarily relates to the second phase of a Washington renewables project, equipment purchases and engineering work related to the execution of the 2020 turnarounds at our Par East and Wyoming refineries and in preparation for the 2021 turnaround at our Washington refinery, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance and other capital projects.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Contractual Obligations
We have various contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. The following table summarizes our contractual obligations as of December 31, 2019. Cash obligations reflected in the table below are not discounted.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (including current portion)	$634,737	$14,054	$76,972	$64,339	$479,372
Interest payments on debt	275,407	50,486	93,643	86,395	44,883
Operating leases (1)	583,090	109,727	135,950	96,425	240,988
Finance leases (1)	9,623	2,247	2,969	2,403	2,004
Purchase commitments	1,100,459	1,096,162	3,144	500	653
_________________________________________________________

(1)
Additionally, we have $9.0 million and $1.2 million in future undiscounted cash flows for three operating leases and three finance leases, respectively, that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.

Long-Term Debt (including Current Portion). Long-term debt includes the scheduled principal payments related to our outstanding debt obligations and letters of credit. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Interest Payments on Debt. Interest payments on debt represent estimated periodic interest payment obligations associated with our outstanding debt obligations using interest rates in effect as of December 31, 2019. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Operating Leases. Operating leases primarily include obligations associated with the lease of land, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Please read Note 15—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Finance Leases. Finance leases primarily include obligations associated with the lease of retail facilities and vehicles. Please read Note 15—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2019 for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2020.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refineries (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. The Supply and Offtake Agreements were amended and restated on December 21, 2017 in connection with the issuance of the 7.75% Senior Secured Notes and the entry into the ABL Credit Facility. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Par West Acquisition. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.

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
Environmental Matters. Our operations and Laramie Energy’s oil and gas exploration and production operations in which we have a working interest are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these laws and regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
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
Regulation of Greenhouse Gases
The EPA regulates GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations and we will be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
Furthermore, the EPA has in the past begun developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. If adopted, these control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, or cash flows.
Additionally, the EPA's final rule updating standards that control toxic air emissions from petroleum refineries imposed additional controls and monitoring requirements on flaring operations, storage tanks, sulfur recovery units, delayed coking units and required fenceline monitoring. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. Hawaii's regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced GHG emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards. The DOH’s GHG regulation allows, and the Hawaii refineries submitted, a GHG reduction plan, which establishes a combined GHG limit between the Par East and Par West refineries and includes an assessment of alternatives which demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act of 2007 (the “EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule revising the fuel economy standards. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.

Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36.0 billion gallons by 2022. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. As of January 1, 2020, all four of our refineries were compliant with the final Tier 3 gasoline standard.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refineries and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization (“IMO”) standards and deadline. The more stringent standards apply universally to both U.S. and foreign-flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refineries are capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refineries remain in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
In addition to U.S. fuels requirements, the IMO has also adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 (“IMO 2020”). Like the rest of the refining industry, we have been focused on meeting these standards and may incur costs in producing lower-sulfur fuels.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS, IMO 2020, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Wyoming Refinery and Recent Acquisitions
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Our recent acquisition of the Par West refinery in Hawaii and the Washington Acquisition also subject us to additional environmental compliance costs. Please read Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC, Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree. Please read Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.

Bankruptcy Matters. We emerged from the reorganization of Delta Petroleum Corporation (“Delta”) on August 31, 2012 (“Emergence Date”) when the plan of reorganization (“Plan”) was consummated. Please read “Item 1. — Business — Bankruptcy and Plan of Reorganization” of this Form 10-K for more information.
Off-Balance Sheet Arrangements
We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Please read Note 3—Investment in Laramie Energy, LLC to our consolidated financial statements under Item 8 of this Form 10-K for further information. Other than this guarantee, we have no material off-balance sheet arrangements as of December 31, 2019 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, or cash flows.
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
Inventory
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost or net realizable value using the first-in, first-out accounting method (“FIFO”). Commodity inventories at the Washington refinery are stated at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost. As of December 31, 2019, the excess of current replacement cost over LIFO inventory carrying value was approximately $6.4 million.
Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for the sales.
All of the crude oil utilized at the Hawaii refineries is financed by J. Aron under procurement contracts. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC. The valuation of our terminal obligation requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
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
We review property, plant, and equipment, operating leases, and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. The fair value of long-lived assets is determined using the income approach.
Impairment of our Investment in Laramie Energy
We evaluate our investment in Laramie Energy for impairment when factors indicate that a decrease in the value of our investment has occurred and the carrying amount of our investment may not be recoverable. The fair value of our investment in Laramie Energy is determined using the income approach and/or the market approach. Under the income approach, we estimate the present value of expected future cash flows using a market participant discount rate. Other significant inputs used in the income approach include proved and unproved reserves information and forecasts of operating expenditures obtained from Laramie Energy's management. Under the market approach, we estimate fair value using observable multiples for comparable companies within our industry. These valuation methods require us to make significant estimates and assumptions regarding future cash flows, capital projects, commodity prices, long-term growth rates, and discount rates. An impairment loss, based on the difference between the carrying value and the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary.
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
In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control, or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. We have accounted for our obligation to repurchase crude oil and refined products from J.Aron at the termination of the Supply and Offtake Agreements and to repay MLC for monthly crude oil and refined products’ financing under the Washington Refinery Intermediation Agreement as embedded derivatives. Additionally, we have determined that the redemption option and the related make-whole premium on our 5.00% Convertible Senior Notes represent an embedded derivative. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Our AROs arise from our refining, retail, and logistics operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. Both expenses are recorded in Depreciation, depletion, and amortization in the consolidated statements of operations. The difference between the settlement amount and the recorded liability is recorded as a gain or loss on asset disposals in our consolidated statements of operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent, and estimated economic lives.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Based upon the level of historical taxable income and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2019 and 2018.
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

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 164 Mbpd for the full year of 2019, would change annualized operating income by approximately $59.0 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures expire at various dates through October 2020. At December 31, 2019, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	3,360	(3,100)	260
Total	3,360	(3,100)	260
Based on our net open futures positions at December 31, 2019, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in $0.3 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. Assuming normal operating conditions, we consume approximately 164 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We economically hedge 75 thousand barrels per month of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and expire in December 2020. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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
Interest Rate Risk
As of December 31, 2019, we had $284.6 million of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $3.5 million and $4.7 million per year, respectively.

We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2019, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Credit Risk
We are subject to the risk of loss resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and schedule required by this item are set forth beginning on page F-1.
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pacific Holdings, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
March 2, 2020

Item  9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)
Consolidated Financial Statements (Included under Item 8). The Index to the Consolidated Financial Statements is included on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

	(2)	Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant

(b)		Index to Exhibits
	(1)	In accordance with Regulation S-X Rule 3-09, we anticipate that the audited financial statements of Laramie Energy will be filed on or before March 30, 2020 as an amendment to this Form 10-K Filing.

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 16, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.**

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012.**

2.3
Membership Interest Purchase Agreement dated as of June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.**

2.4
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014.**

2.5
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.**

2.6
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015.**

2.7
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.**

2.8
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.**

2.9
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016.**

2.10
Purchase and Sale Agreement dated as of November 26, 2018, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and solely for certain purposes specified therein, the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 30, 2018.**#

2.11
Amendment No. 1 to Purchase and Sale Agreement dated as of January 11, 2019, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

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

4.25	Description of Registrant’s Securities.*

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

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC, dated as of October 18, 2018, by and among Par Piceance Energy Equity LLC and the other members party thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018.

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

10.5
Delta Petroleum General Recovery Trust Agreement dated August 27, 2012, by and among the Company, DPCA LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited Partnership, Amber Resources Company of Colorado, Castle Exploration Company, Inc., and John T. Young. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

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

10.11
Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.12
Employment Offer Letter with William Monteleone dated September 25, 2013. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.13	Employment Offer Letter with Joseph Israel dated December 12, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2014.****

10.14	Employment Offer Letter with James Matthew Vaughn dated July 3, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.15	Employment Offer Letter with Jim Yates dated March 10, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.16	Initial Award with Jim Yates dated May 8, 2015. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.17	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan).*

10.18	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.19	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.20	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.21
Amended and Restated Supply and Offtake Agreement dated as of December 21, 2017, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

10.22
Amendment to Amended and Restated Supply and Offtake Agreement dated as of December 5, 2018, between Par Hawaii Refining, LLC and J. Aron & Company, LLC.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2018.

10.23
Amendment to Amended and Restated Supply and Offtake Agreement dated as of February 19, 2019 by and among Par Hawaii Refining, LLC, Par Petroleum, LLC, and J. Aron & Company LLC. Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.24
Amendment to Amended and Restated Supply and Offtake Agreement dated as of June 20, 2019, among Par Hawaii Refining, LLC f/k/a Hawaii Independent Energy, LLC, Par Petroleum, LLC, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019.

10.25
Storage Facilities Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.26
Marketing and Sales Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.27
Amended and Restated Pledge and Security Agreement dated as of December 21, 2017, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

10.28
Amendment to Amended and Restated Pledge and Security Agreement dated January 11, 2019, among Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.29
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.30	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.31	Amendment to Employment Offer Letter with Joseph Israel dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.32
Unit Purchase Agreement dated February 22, 2016, by and among Laramie Energy, LLC, Par Piceance Energy Equity LLC, and the other parties thereto. Incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed on March 3, 2016.**

10.33
Equity Commitment Letter dated December 17, 2015, by and between Par Pacific Holdings, Inc. and Piceance Energy, LLC. Incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 3, 2016.**

10.34	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.35	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.36
First Amendment to Loan and Security Agreement dated as of April 3, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, and Bank of America N.A. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018.

10.37
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.38
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.39
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

10.40
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

10.41
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

10.42
Conformed Copy of First Lien ISDA Master Agreement dated as of January 11, 2019, between Merrill Lynch Commodities, Inc. and U.S. Oil & Refining Co. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.43
Ninth Amendment to First Lien ISDA 2002 Master Agreement entered into as of November 1, 2019 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2019.

10.44
Amendment to Amended and Restated Pledge and Security Agreement dated January 11, 2019, among Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.45
Loan Agreement, dated January 9, 2019, between Par Pacific Holdings, Inc. and Bank of Hawaii. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.46	Note made by Par Pacific Holdings, Inc. to Bank of Hawaii, dated as of January 9, 2019. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.47
Note made by Par Pacific Hawaii Property Company, LLC to Bank of Hawaii, dated as of March 29, 2019. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019.

10.48
Increase Agreement dated July 24, 2018 among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and certain lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2018.

10.49
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.50
Unit Purchase Agreement by and among Laramie Energy, LLC, EnCap Energy Capital Fund VI, L.P., and EnCap Energy VI-B Acquisitions, L.P., dated as of October 18, 2018. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.51
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

10.52
Term Loan Agreement dated as of March 29, 2019, between Par Pacific Hawaii Property Company, LLC and Bank of Hawaii. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019.

10.53
Guaranty Agreement dated as of March 29, 2019 executed by Par Pacific Holdings, Inc. in favor of Bank of Hawaii. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2019.

10.54	Form of Exchange Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2019.

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of Netherland, Sewell & Associates, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2019.*

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Documents.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	Filed herewith.
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
For the Years Ended December 31, 2019, 2018, and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pacific Holdings, Inc.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Emphasis of a Matter

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for right-of-use assets and lease liabilities in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment – Investment in Laramie Energy, LLC — Refer to Note 3 to the financial statements.
Critical Audit Matter Description
The Company’s investment in Laramie Energy, LLC is evaluated for impairment when events or changes in circumstances indicate that the carrying value of the Company’s investment may not be recoverable. The Company’s evaluation of the recoverability of its investment involves comparison of the estimated fair value based on discounted future cash flows expected to be generated by Laramie Energy, LLC to the carrying amount of its investment.
During 2019, the Company conducted an impairment evaluation of its investment in Laramie Energy, LLC because of the significant decline in natural gas prices over the year. As the carrying value of the Company’s investment was determined not to be recoverable, the Company adjusted its investment to fair value based on the discounted future cash flows and recognized an impairment for the carrying amount in excess of fair value. The carrying amount of the Company’s investment in Laramie Energy, LLC as of December 31, 2019 was $46.9 million, net of an $81.5 million impairment loss recorded during the year ended December 31, 2019.
The development of the Company’s oil and natural gas reserve quantities and the related discounted future cash flows requires management to make significant estimates and assumptions related to future oil and natural gas prices and the discount rate applied to future cash flows. Laramie Energy, LLC engages an independent reserve engineer to estimate the oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of impairment. Given the significant judgments made by management, performing audit procedures to evaluate the discounted future cash flows, including management’s estimates and assumptions related to future oil and gas prices and the discount rate applied to future cash flows, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions utilized in the discounted future cash flow analysis included the following, among others:

•
We tested the effectiveness of controls over the impairment evaluation, including management’s controls over the determination of the fair value of Laramie Energy, LLC and reviewing the work of third-party specialists.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the future oil and natural gas prices and the discount rate applied to future cash flows by:

•
Understanding the methodology used by management for development of the future oil and natural gas prices and comparing management’s estimates to published forward pricing indices and third-party industry sources.

•
Understanding the methodology used by management for determination of the applicable discount rate and by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

•
Evaluating the experience, qualifications and objectivity of Laramie Energy LLC’s expert, an independent reservoir engineering firm, including performing analytical procedures on the reserve quantities.

Acquisitions – U.S. Oil & Refining Co. — Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company completed the acquisition of U.S. Oil & Refining Co. and certain affiliated entities (collectively “U.S. Oil”) for a total purchase price of $326.5 million on January 11, 2019. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset class acquired was plant, property and equipment, for which fair value was determined based on the cost approach for buildings, refining process units, tanks, vessels, terminals, pipelines and equipment, and the market approach for land.
We identified the acquisition of U.S. Oil as a critical audit matter because of the estimates management made to determine the fair value of certain assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired buildings, refining process units, tanks, vessels, terminals, pipelines and equipment under the cost approach, including estimating cost to acquire or construct comparable assets adjusted for the remaining useful lives, and land under the market approach.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of assets acquired and liabilities assumed for U.S. Oil included the following, among others:

•
We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the cost approach for buildings, refining process units, tanks, vessels, terminals, pipelines and equipment including estimating the cost to acquire or construct comparable assets adjusted for remaining useful lives; and the market approach for land and reviewing the work of third-party specialists.

•	With the assistance of our fair value specialists:

•	We evaluated the reasonableness of selected valuation methodologies;

•
We tested the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for buildings, refining process units, tanks, vessels, terminals, pipelines and equipment, including comparing such estimates to source information;

•	We tested the underlying source information used for the market approach for land.

•	We considered any events or transactions occurring after the acquisition date that may indicate a different valuation for the assets acquired and liabilities assumed.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 2, 2020

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$126,015	$75,076
Restricted cash	2,413	743
Total cash, cash equivalents, and restricted cash	128,428	75,819
Trade accounts receivable	228,718	160,338
Inventories	615,872	322,065
Prepaid and other current assets	59,156	28,370
Total current assets	1,032,174	586,592
Property, plant, and equipment
Property, plant, and equipment	1,146,983	649,768
Less accumulated depreciation, depletion, and amortization	(185,040)	(111,507)
Property, plant, and equipment, net	961,943	538,261
Long-term assets
Operating lease assets	420,073	—
Investment in Laramie Energy, LLC	46,905	136,656
Intangible assets, net	21,549	23,947
Goodwill	195,919	153,397
Other long-term assets	21,997	21,881
Total assets	$2,700,560	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,297	$33
Obligations under inventory financing agreements	656,162	373,882
Accounts payable	162,402	54,787
Deferred revenue	7,905	6,681
Accrued taxes	30,813	17,256
Operating lease liabilities	79,999	—
Other accrued liabilities	84,744	54,562
Total current liabilities	1,034,322	507,201
Long-term liabilities
Long-term debt, net of current maturities	599,634	392,607
Common stock warrants	8,206	5,007
Finance lease liabilities	6,227	6,123
Operating lease liabilities	340,909	—
Other liabilities	63,020	37,467
Total liabilities	2,052,318	948,405
Commitments and Contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2019 and December 31, 2018, 53,254,151 shares and 46,983,924 shares issued at December 31, 2019 and December 31, 2018, respectively	533	470
Additional paid-in capital	715,069	617,937
Accumulated deficit	(67,942)	(108,751)
Accumulated other comprehensive income	582	2,673
Total stockholders’ equity	648,242	512,329
Total liabilities and stockholders’ equity	$2,700,560	$1,460,734
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$5,401,516	$3,410,728	$2,443,066

Operating expenses
Cost of revenues (excluding depreciation)	4,803,589	3,003,116	2,054,627
Operating expense (excluding depreciation)	312,899	215,284	202,016
Depreciation, depletion, and amortization	86,121	52,642	45,989
General and administrative expense (excluding depreciation)	46,223	47,426	46,078
Acquisition and integration costs	4,704	10,319	395
Total operating expenses	5,253,536	3,328,787	2,349,105
Operating income	147,980	81,941	93,961

Other income (expense)
Interest expense and financing costs, net	(74,839)	(39,768)	(31,632)
Debt extinguishment and commitment costs	(11,587)	(4,224)	(8,633)
Other income (expense), net	2,516	1,046	911
Change in value of common stock warrants	(3,199)	1,801	(1,674)
Change in value of contingent consideration	—	(10,500)	—
Equity earnings (losses) from Laramie Energy, LLC	(89,751)	9,464	18,369
Total other expense, net	(176,860)	(42,181)	(22,659)

Income (loss) before income taxes	(28,880)	39,760	71,302
Income tax benefit (expense)	69,689	(333)	1,319
Net Income	$40,809	$39,427	$72,621

Income per share
Basic	$0.80	$0.85	$1.58
Diluted	$0.80	$0.85	$1.57
Weighted-average number of shares outstanding
Basic	50,352	45,726	45,543
Diluted	50,470	45,755	45,583

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$40,809	$39,427	$72,621
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	(2,091)	529	(52)
Total other comprehensive income (loss), net of tax	(2,091)	529	(52)
Comprehensive income	$38,718	$39,956	$72,569
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net Income	$40,809	$39,427	$72,621
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, and amortization	86,121	52,642	45,989
Debt extinguishment and commitment costs	11,587	4,224	8,633
Non-cash interest expense	9,118	7,127	7,276
Change in value of common stock warrants	3,199	(1,801)	1,674
Deferred taxes	(66,886)	661	(1,321)
Stock-based compensation	6,437	6,196	7,204
Unrealized (gain) loss on derivative contracts	9,350	2,122	(989)
Equity (earnings) losses from Laramie Energy, LLC	89,751	(9,464)	(18,369)
Net changes in operating assets and liabilities:
Trade accounts receivable	(36,652)	(35,790)	(19,100)
Collateral posted with broker for derivative transactions	(8,797)	(3,790)	2,499
Prepaid and other assets	(24,121)	(5,521)	37,645
Inventories	(195,440)	31,840	(146,533)
Deferred turnaround expenditures	(9,800)	—	—
Obligations under inventory financing agreements	121,985	(17,138)	143,034
Accounts payable, other accrued liabilities, and operating lease assets and liabilities	68,969	19,885	(33,780)
Net cash provided by operating activities	105,630	90,620	106,483
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(273,399)	(74,331)	—
Proceeds (expenditures) related to asset acquisition	3,226	(53,867)	—
Capital expenditures	(83,920)	(48,439)	(31,708)
Other investing activities	864	816	35
Net cash used in investing activities	(353,229)	(175,821)	(31,673)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	19,318	—
Proceeds from borrowings	510,906	118,741	616,706
Repayments of borrowings	(241,336)	(118,751)	(603,770)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	43,422	27,264	(2,198)
Payment of deferred loan costs	(13,450)	(379)	(10,064)
Exercise of stock options	8,171	—	—
Payments for debt extinguishment and commitment costs	(8,087)	(3,390)	(4,432)
Other financing activities, net	582	(860)	(993)
Net cash provided by (used in) financing activities	300,208	41,943	(4,751)
Net increase (decrease) in cash, cash equivalents, and restricted cash	52,609	(43,258)	70,059
Cash, cash equivalents, and restricted cash at beginning of period	75,819	119,077	49,018
Cash, cash equivalents, and restricted cash at end of period	$128,428	$75,819	$119,077
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(58,250)	$(28,186)	$(23,873)
Taxes	(136)	(49)	(1,478)
Non-cash investing and financing activities:
Accrued capital expenditures	$6,386	$6,199	$2,926
ROU assets obtained in exchange for new finance lease liabilities	963	1,678	165
ROU assets obtained in exchange for new operating lease liabilities	79,382	—	—
Common stock issued for business combination	36,980	—	—
Common stock issued to repurchase convertible notes	74,290	—	—
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2017	45,534	$455	$587,057	$(220,799)	$2,196	$368,909
Stock-based compensation	303	4	7,200	—	—	7,204
Purchase of common stock for retirement	(61)	(1)	(962)	—	—	(963)
Other comprehensive loss	—	—	—	—	(52)	(52)
Net income	—	—	—	72,621	—	72,621
Balance, December 31, 2017	45,776	458	593,295	(148,178)	2,144	447,719
Issuance of common stock in connection with acquisition	1,108	11	19,307	—	—	19,318
Stock-based compensation	147	1	6,195	—	—	6,196
Purchase of common stock for retirement	(47)	—	(860)	—	—	(860)
Other comprehensive income	—	—	—	—	529	529
Net income	—	—	—	39,427	—	39,427
Balance, December 31, 2018	46,984	470	617,937	(108,751)	2,673	512,329
Issuance of common stock in connection with acquisition	2,364	23	36,957	—	—	36,980
Issuance of common stock for convertible notes repurchase, net (1)	3,243	32	45,585	—	—	45,617
Issuance of common stock for employee stock purchase plan	68	1	1,489	—	—	1,490
Stock-based compensation	202	3	6,210	—	—	6,213
Purchase of common stock for retirement	(54)	—	(1,276)	—	—	(1,276)
Exercise of stock options	447	4	8,167	—	—	8,171
Other comprehensive loss	—	—	—	—	(2,091)	(2,091)
Net income	—	—	—	40,809	—	40,809
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
________________________________________

(1)
The issuance of common stock for the repurchase of a portion of our 5.00% Convertible Senior Notes during the year ended December 31, 2019 is presented net of a $28.7 million write-off associated with the equity component of the repurchased notes.

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries with total throughput capacity of over 200 thousand barrels per day (“Mbpd”). Our refineries in Kapolei, Hawaii produce ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington produces distillates, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - We operate 124 retail outlets in Hawaii, Washington, and Idaho. Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. In addition to the rebranding of 40 of our fueling stations in Hawaii to Hele as of December 31, 2019, we rebranded 28 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single-point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We lease marine vessels for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. We own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves McChord Air Force Base.
As of December 31, 2019, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), a joint venture entity operated by Laramie Energy II, LLC (“Laramie”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to cash held at commercial banks to support letter of credit facilities and certain ongoing bankruptcy recovery trust claims.
Allowance for Doubtful Accounts
We establish provisions for losses on trade receivables if it becomes probable that we will not collect all or part of the outstanding balances. We review collectibility and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2019 and 2018, we did not have a significant allowance for doubtful accounts.
Inventories
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) inventory accounting method. Commodity inventories at the Washington refinery are stated at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost. As of December 31, 2019, the excess of current replacement cost over LIFO inventory carrying value at the Washington refinery was approximately $6.4 million.
All of the crude oil utilized at the Hawaii refineries is financed by J. Aron & Company LLC (“J. Aron”) under the Supply and Offtake Agreements as described in Note 11—Inventory Financing Agreements. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding obligation on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we are obligated to repurchase the inventory.
In connection with the consummation of the Washington Acquisition (as defined in Note 4—Acquisitions), we became a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 11—Inventory Financing Agreements. Under this arrangement, U.S. Oil (as defined in Note 4—Acquisitions) purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC.
We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.
Renewable Identification Numbers
Beginning in 2018, Inventories also include Renewable Identification Numbers (“RINs”), sulfur credits, and other environmental credits. Our RINs assets, which include RINs purchased in the open market and RINs obtained by purchasing biofuels, which are blended into our refined products, are presented as Inventories on our consolidated balance sheets and stated at the lower of cost or net realizable value (“NRV”) as of the end of the reporting period. Our RINs obligations to comply with the Renewable Fuel Standard (“RFS”) (discussed in Note 16—Commitments and Contingencies) are presented as Other accrued liabilities on our consolidated balance sheets and measured at fair value as of the end of the reporting period. Our sulfur credits and other environmental credits generated as part of our refining process are presented as Inventories on our consolidated balance sheets and stated at the lower of cost or NRV as of the end of the reporting period. The net cost of environmental credits is recognized within Cost of revenues (excluding depreciation) in our consolidated statements of operations.
Investment in Laramie Energy, LLC
We account for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of net income (loss) of this entity is included in Equity earnings (losses) from Laramie Energy, LLC in the consolidated statements of operations. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. During the year ended December 31, 2019, we recorded an impairment charge of $81.5 million on our consolidated statement of operations due to the significant decline in natural gas prices during the second and third quarters of 2019. Please read Note 3—Investment in Laramie Energy, LLC for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

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

Assets	Lives in Years
Refining	5 to 47
Logistics	3 to 30
Retail	3 to 30
Corporate	3 to 7
Software	3 to 5

We review property, plant, and equipment, operating leases, and other long-lived assets for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use.
Lease Assets and Liabilities
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by other ASUs issued through February 2019 (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period. There was no adjustment to our opening retained earnings as a result of the adoption of this ASU.
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, the lease liability associated with leases calculated through the use of implicit rates is not significant. Certain leases include provisions for variable payments based upon percentage of sales and/or other operating metrics; escalation provisions to adjust rental payments to reflect changes in price indices and fair market rents; and provisions for the renewal, termination, and/or purchase of the leased asset. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for finance leases is recognized as amortization expense on a straight-line basis and interest expense on an effective rate basis over the lease term. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and nonlease components of a contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Finance lease ROU assets are presented within Property, plant, and equipment and Operating lease ROU assets within Operating lease assets on our consolidated balance sheets. Please read Note 15—Leases for further disclosures and information on leases.
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the liability. Our AROs arise from our refining, logistics, and retail operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value with accretion expense recognized in Depreciation, depletion, and amortization (“DD&A”) on our consolidated statements of operations and the related capitalized cost is depreciated over the asset’s useful life. The difference between the settlement amount and the recorded liability is recorded as a gain or loss on asset disposals in our consolidated statements of operations. We estimate settlement dates by considering our past practice, industry practice, contractual terms, management’s intent, and estimated economic lives.
We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include hazardous materials disposal (such as petroleum manufacturing

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

by-products, chemical catalysts, and sealed insulation material containing asbestos) and removal or dismantlement requirements associated with the closure of our refining facilities, terminal facilities, or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines, or other equipment.
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2019, we recognized deferred turnaround costs of approximately $9.8 million. No deferred turnaround costs were recorded during 2018 and 2017. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
Derivatives and Other Financial instruments
We are exposed to commodity price risk related to crude oil and refined products. We manage this exposure through the use of various derivative commodity instruments. These instruments include exchange traded futures and over-the-counter (“OTC”) swaps, forwards, and options.
For our forward contracts that are derivatives, we have elected the normal purchase normal sale exclusion, as it is our policy to fulfill or accept the physical delivery of the product and we will not net settle. Therefore, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. We apply the accrual method of accounting to our forward contracts.
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
In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control, or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. Our

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

embedded derivatives include: our obligations to repurchase crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements and to repay MLC for monthly crude oil and refined product financing under the Washington Refinery Intermediation Agreement and the redemption option and the related make-whole premium on our 5.00% Convertible Senior Notes. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
Please read Note 13—Derivatives and Note 14—Fair Value Measurements for information regarding our derivatives and other financial instruments.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded.
We have determined that any uncertain tax positions outstanding at December 31, 2019 and 2018 would not have a material impact on our financial condition, results of operations, or cash flows as any uncertain tax positions taken would have been fully covered by the Company’s deferred tax assets related to its historical net operating losses and corresponding valuation allowance.
As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2016, 2017, and 2018. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
Stock-Based Compensation
We recognize the cost of share-based payments on a straight-line basis over the period the employee provides service, generally the vesting period, and include such costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) in the consolidated statements of operations. We account for forfeitures as they occur. The grant date fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes option-pricing model as of the date of grant. The fair value of the discount offered on the employee stock purchase plan is equal to 15% of the market price of our common stock on the purchase date.
Revenue Recognition
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Upon adoption of ASC 606, we made an accounting policy election to apply the sales tax practical expedient, whereby all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within Cost of revenues (excluding depreciation). This change in our accounting policy did not have a material impact on our consolidated financial information for the years ended December 31, 2019 and 2018.
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
Operating expense (excluding depreciation) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses.
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$16,882	$6,722	$6,029
Operating expense	55,181	28,037	22,861
General and administrative expense	3,145	4,233	2,929

Benefit Plans
We recognize an asset for the overfunded status or a liability for the underfunded status of our defined benefit pension plans. The funded status is recorded within Other long-term liabilities. Certain changes in the plans’ funded status are recognized in Other comprehensive income (loss) in the period the change occurs.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the warrants. The common stock warrants are included in the calculation of basic EPS because they are issuable for minimal consideration. Basic and diluted EPS are computed taking into account the effect of participating securities. Participating securities include restricted stock that has been issued but has not yet vested. Please read Note 19—Income (Loss) Per Share for further information.
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
Accounting Principles Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires expected credit losses on financial instruments to be recorded over the estimated life of the financial instrument. Prior to this ASU, the guidance required recording of credit losses when those losses were incurred. ASU 2016-13 is applicable to credit losses and allowances on loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and certain other financial assets, but excludes derivative assets under FASB ASC Topic 815 “Derivatives and Hedging.” The guidance in this ASU is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted, and primarily requires adoption on the modified retrospective transition method. On January 1, 2020, we adopted this ASU and our adoption did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the current goodwill impairment test. Under ASU 2017-04, an entity is no longer required to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance in this ASU is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. This ASU should be applied prospectively from the date of adoption. This ASU will change the policy under which we perform our annual goodwill impairment assessment by eliminating Step 2 of the test.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends, adds, and removes certain disclosure requirements under FASB ASC Topic 820 “Fair Value Measurement.” The guidance in ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. This ASU will result in expanded disclosures within our interim and annual footnote disclosures, however, we do not expect the adoption of ASU 2018-13 to have a material impact on our financial condition, results of operations, or cash flows.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This ASU amends, adds, and removes certain disclosure requirements under FASB ASC Topic 715 “Compensation—Retirement Benefits.” The guidance in ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. This ASU will result in expanded disclosures within our interim and annual footnote disclosures, however, we do not expect the adoption of ASU 2018-14 to have a material impact on our financial condition, results of operations, or cash flows.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). This ASU requires entities to account for implementation costs incurred in a cloud computing agreement that is a service contract under the guidance in FASB ASC Topic 350, “Goodwill and Intangible Assets,” which results in a capitalized and amortizable intangible asset. The guidance in ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, we adopted ASU 2018-15 under the prospective method and information that was presented prior to January 1, 2020 has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of ASU 2018-15 did not have a material impact on our financial condition, results of operations, or cash flows.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to general principles and to clarify and amend guidance to improve consistency under FASB ASC 740 “Income Taxes.” The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are in the process of determining the method(s) of adoption and the impact this guidance will have on our financial condition, results of operations, and cash flows.
Accounting Principles Adopted
On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as amended by other ASUs issued through February 2019 (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period. There was no adjustment to our opening retained earnings as a result of the adoption of this ASU.
ASU 2016-02 required lessees to recognize a ROU asset and lease liability on the balance sheet for all rights and obligations created by leases. The new standard provided a number of optional practical expedients. We have elected:

•
the package of practical expedients, permitting us to carry forward our conclusions regarding lease identification, classification, and initial direct costs for contracts that commenced prior to the effective date;

•	the practical expedient pertaining to land easements, allowing us to account for existing land easements under our previous accounting policy;

•	the short-term lease exemption, which states that leases that are 12 months or less are exempt from balance sheet reporting; and

•	the practical expedient that allows us to combine lease and non-lease components.
ASC 842 had a material impact on our consolidated balance sheet; however, it did not materially impact our consolidated statement of operations or statement of cash flows. As a result of the adoption of ASC 842, we recorded ROU assets and lease liabilities related to operating leases of $347 million and $349 million, respectively. Our accounting for finance leases remained substantially unchanged. Additionally, we acquired operating lease assets and lease liabilities of $62 million in connection with the Washington Acquisition (as defined in Note 4—Acquisitions). Please read Note 15—Leases for further disclosures and information.
On January 1, 2019, we adopted ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) and elected not to reclassify to retained earnings the stranded effects in Accumulated Other Comprehensive Income related to the changes in the statutory tax rate that were charged to income from continuing operations under the requirements of FASB ASC Topic 740, “Income Taxes.” The adoption of ASU 2018-02 did not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Investment in Laramie Energy, LLC
As of December 31, 2019, we owned a 46.0% ownership interest in Laramie Energy, a joint venture entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado. Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing base currently set at $220 million. As of December 31, 2019 and 2018, the balance outstanding on the revolving credit facility was approximately $201.2 million and $210.8 million, respectively. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us. Laramie Energy’s credit facility matures on December 15, 2020.
During the fourth quarter of 2019, Laramie Energy recorded an impairment loss of $355.2 million associated with the carrying value of proved reserves. As a result of Laramie Energy’s impairment loss and the liquidity impact associated with the maturity of the revolving credit facility in December 2020, we updated the impairment evaluation of our investment in Laramie Energy as of December 31, 2019. The fair value estimate was determined using a discounted cash flow analysis based on reserves volumes and natural gas forward strip prices as of December 31, 2019. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy approximates carrying value as of December 31, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

At September 30, 2019, we conducted an impairment evaluation of our investment in Laramie Energy because of the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $51.8 million, compared to a carrying value of $133.3 million at September 30, 2019. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of September 30, 2019 for two years through December 31, 2021. A blend of 2021 forward strip pricing and third-party analyst pricing was used for years after 2021 through December 31, 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that Colorado Interstate Gas (CIG) prices, which have declined from an average spot price of $2.48 ($/MMBtu) in the first quarter of 2019, to $1.84 ($/MMBtu) in the second quarter of 2019 and $1.77 ($/MMBtu) in the third quarter of 2019, will recover in the near term. Based on this significant decline in natural gas prices and the reduced likelihood that natural gas prices would recover in the near term, we concluded that the decline in the fair value of our investment in Laramie Energy was other than temporary. As a result, we recorded an impairment charge of $81.5 million in Equity earnings (losses) from Laramie Energy, LLC on our statement of operations for the year ended December 31, 2019.
On March 4, 2019, Laramie entered into a binding agreement to divest an insignificant amount of producing property for approximately $17.5 million. This divestiture did not result in a change in our ownership percentage.
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
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$136,656	$127,192	$108,823
Equity earnings (losses) from Laramie Energy	(175,018)	4,487	13,043
Accretion of basis difference	5,018	4,977	5,326
Adjustment of basis difference (1)	161,764	—	—
Impairment of our investment in Laramie Energy	(81,515)	—	—
Ending balance	$46,905	$136,656	$127,192

________________________________________________________

(1)	Represents the reduction in our basis difference resulting from the asset impairment loss recorded by Laramie Energy for the year ended December 31, 2019.

Summarized financial information for Laramie Energy is as follows (in thousands):

	December 31,
	2019	2018
Current assets	$23,367	$28,569
Non-current assets	393,575	788,515
Current liabilities	229,687	41,681
Non-current liabilities	85,287	293,084

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

	Year Ended December 31,
	2019	2018	2017
Natural gas and oil revenues	$193,906	$226,974	$157,879
Income (loss) from operations	(360,967)	34,206	6,019
Net income (loss)	(380,473)	6,347	30,837

Laramie Energy’s net loss for the year ended December 31, 2019 includes an asset impairment loss of $355.2 million. Laramie Energy’s net loss for the year ended December 31, 2019 also includes $82.6 million and $4.3 million of DD&A expense and unrealized gains on derivative instruments, respectively. Laramie Energy’s net loss for the year ended December 31, 2019 also includes an asset impairment loss of $355.2 million. Laramie Energy’s net income for the year ended December 31, 2018 includes $66.6 million and $4.1 million of DD&A expense and unrealized losses on derivative instruments, respectively. Laramie Energy’s net income for the year ended December 31, 2017 includes $50.3 million and $46.2 million of DD&A expense and unrealized gains on derivative instruments, respectively.
At September 30, 2019, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $161.8 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy. As a result of Laramie Energy’s $355.2 million impairment loss associated with the carrying value of proved reserves, there was no difference between our equity in the underlying net assets of Laramie Energy and the carrying value of our investment at December 31, 2019.
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business (the “Washington Acquisition”). The Washington Acquisition included a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”) and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”). Please read Note 12—Debt for further information on the Term Loan B and Par Pacific Term Loan. During December 2018 and January 2019, we incurred $4.2 million and $5.4 million of commitment fees associated with the funding of the Washington Acquisition, respectively. Such commitment fees are presented as Debt extinguishment and commitment costs on our consolidated statements of operations for the years ended December 31, 2019 and 2018.
In connection with the consummation of the Washington Acquisition, we assumed the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Please read Note 11—Inventory Financing Agreements for further information on the Washington Refinery Intermediation Agreement.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

A summary of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$16,146
Accounts receivable	34,954
Inventories	98,367
Prepaid and other assets	5,320
Property, plant, and equipment	412,766
Operating lease assets	62,337
Goodwill (1)	42,522
Total assets (2)	672,412
Obligations under inventory financing agreements	(116,873)
Accounts payable	(55,357)
Current operating lease liabilities	(21,571)
Other current liabilities	(18,411)
Long-term operating lease liabilities	(40,766)
Deferred tax liability	(92,103)
Other non-current liabilities	(804)
Total liabilities	(345,885)
Total	$326,527
______________________________________________

(1)	We allocated $24.7 million and $17.8 million of goodwill to our refining and logistics segments, respectively.

(2)	We allocated $403.9 million and $268.5 million of total assets to our refining and logistics segments, respectively.
During the period from March 31, 2019 to December 31, 2019, the purchase price allocation was adjusted to record an increase in the property, plant, and equipment valuation of $2.1 million, a decrease in the deferred tax liability of $3.7 million, and a net decrease in working capital adjustments of $1.8 million. Goodwill decreased $4.0 million as a result of these adjusting entries. As of December 31, 2019, we finalized the Washington Acquisition purchase price allocation.
We incurred $2.2 million and $2.6 million of acquisition costs related to the Washington Acquisition for the years ended December 31, 2019 and 2018, respectively. These costs are included in Acquisition and integration costs on our consolidated statements of operations.
The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the year ended December 31, 2019, our results of operations included revenues of $1.2 billion and income before income taxes of $65.8 million related to U.S. Oil. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands except per share information):

	Year Ended December 31,
	2019	2018
Revenues	$5,429,530	$4,709,850
Net income (loss)	(4,547)	88,174

Income (loss) per share
Basic	$(0.09)	$1.81
Diluted	$(0.09)	$1.79

These pro forma results were based on estimates and assumptions that we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results for the years ended December 31, 2019 and 2018

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

include adjustments to remeasure U.S. Oil’s LIFO inventory reserve as if the Washington Acquisition had been completed on January 1, 2018, record interest and other debt extinguishment costs related to issuance of the Term Loan B and Par Pacific Term Loan, and adjust U.S. Oil’s historical depreciation expense as a result of the fair value adjustment to Property, plant, and equipment, net. The pro forma results for the year ended December 31, 2019 also include an adjustment to eliminate the $64.2 million tax benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
Par West Acquisition
On August 29, 2018, we entered into a Topping Unit Purchase Agreement with IES Downstream, LLC (“IES”) to purchase certain of IES’s refining units and related assets in addition to certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Par West Acquisition”). On December 19, 2018, we completed the asset purchase for total consideration of approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million.
We accounted for the Par West Acquisition as an asset acquisition whereby the purchase price was allocated entirely to the assets acquired. Of the total purchase price of $66.9 million, $45.2 million was allocated to property, plant, and equipment, $4.3 million to non-hydrocarbon inventory, and $17.4 million to hydrocarbon inventory. With the completion of the Par West Acquisition, we now have two refineries in Hawaii that are approximately two miles from one another: Par East, our legacy refinery assets, and Par West, the recently-acquired assets.
We incurred $5.7 million of acquisition costs related to the Par West Acquisition for the year ended December 31, 2018. These costs are included in Acquisition and integration costs on our consolidated statement of operations.
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
For the Years Ended December 31, 2019, 2018, and 2017

As of December 31, 2018, we finalized the Northwest Retail Acquisition purchase price allocation. We incurred $0.6 million of acquisition costs related to the Northwest Retail Acquisition for the year ended December 31, 2018. These costs are included in Acquisition and integration costs on our consolidated statement of operations.
Note 5—Revenue Recognition
As of December 31, 2019 and 2018, receivables from contracts with customers were $214.5 million and $148.4 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $7.9 million and $6.7 million as of December 31, 2019 and 2018, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$1,416,706	$—	$326,304
Distillates (1)	2,503,981	—	40,189
Other refined products (2)	1,242,401	—	—
Merchandise	—	—	90,480
Transportation and terminalling services	—	199,226	—
Other revenue	4,854	—	1,916
Total segment revenues (3)	$5,167,942	$199,226	$458,889

Year Ended December 31, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$981,090	$—	$317,434
Distillates (1)	1,770,381	—	39,835
Other refined products (2)	458,596	—	—
Merchandise	—	—	83,771
Transportation and terminalling services	—	125,743	—
Total segment revenues (3)	$3,210,067	$125,743	$441,040
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 21—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 6—Inventories
Inventories at December 31, 2019 and 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
December 31, 2019
Crude oil and feedstocks	$117,717	$148,303	$266,020
Refined products and blendstock	127,966	158,737	286,703
Warehouse stock and other (2)	63,149	—	63,149
Total	$308,832	$307,040	$615,872
December 31, 2018
Crude oil and feedstocks	$7,000	$117,877	$124,877
Refined products and blendstock	62,401	100,175	162,576
Warehouse stock and other (2)	34,612	—	34,612
Total	$104,013	$218,052	$322,065
_________________________________________________________

(1)	Please read Note 11—Inventory Financing Agreements for further information.

(2)	Includes $19.1 million and $5.0 million of RINs and environmental credits as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, there was no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2018, there was a $3.8 million reserve for the lower of cost or net realizable value of inventory. As of December 31, 2019, the excess of current replacement cost over the LIFO inventory carrying value at the Washington refinery was approximately $6.4 million.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Advances to suppliers	$27,635	$—
Collateral posted with broker for derivative instruments (1)	10,306	2,759
Prepaid insurance	13,536	7,727
Derivative assets	2,075	5,164
Other	5,604	12,720
Total	$59,156	$28,370

_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 13—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 8—Property, Plant, and Equipment
Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$188,096	$117,559
Buildings and equipment (1)	937,926	512,870
Other (1)	20,961	18,939
Total property, plant, and equipment	1,146,983	649,368
Proved oil and gas properties	—	400
Less accumulated depreciation, depletion, and amortization	(185,040)	(111,507)
Property, plant, and equipment, net	$961,943	$538,261
______________________________________________________

(1)	Please read Note 15—Leases for further disclosures and information on leases.
Depreciation and finance lease amortization expense was approximately $75.2 million, $39.0 million, and $31.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 9—Asset Retirement Obligations
The table below summarizes the changes in our recorded asset retirement obligations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$9,985	$9,103	$9,042
Obligations acquired	—	487	—
Accretion expense	331	395	369
Liabilities settled during period	(136)	—	(308)
Ending balance	$10,180	$9,985	$9,103

Note 10—Goodwill and Intangible Assets
During the years ended December 31, 2019 and 2018, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2018	$107,187
Acquisition of Northwest Retail (1)	46,210
Balance at December 31, 2018	153,397
Acquisition of U.S. Oil (1)	42,522
Balance at December 31, 2019	$195,919
________________________________________________________

(1)	Please read Note 4—Acquisitions for further discussion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Intangible assets consisted of the following (in thousands):

	December 31,
	2019	2018
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Other	261	—
Total intangible assets	38,592	38,331
Accumulated amortization:
Trade name and trademarks	(5,124)	(5,037)
Customer relationships	(11,919)	(9,347)
Other	—	—
Total accumulated amortization	(17,043)	(14,384)
Net:
Trade name and trademarks	1,143	1,230
Customer relationships	20,145	22,717
Other	261	—
Total intangible assets, net	$21,549	$23,947

Amortization expense was approximately $2.7 million, $2.7 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2020	$2,658
2021	2,658
2022	2,658
2023	2,658
2024	1,400
Thereafter	9,517
$21,549

Note 11—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refineries (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of December 31, 2019, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, we amended and restated the Supply and Offtake Agreements to update the terms of the collateral. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Par West Acquisition. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”) in limited and restricted circumstances.
During the term of the Supply and Offtake Agreements, J. Aron and we will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 150 Mbpd of crude oil to our Hawaii refineries. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refineries. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following the expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices.
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
For the years ended December 31, 2019, 2018, and 2017, we incurred approximately $35.5 million, $21.5 million, and $13.7 million, respectively, of inventory intermediation fees related to the Supply and Offtake Agreements, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the years ended December 31, 2019, 2018, and 2017, Interest expense and financing costs, net on our consolidated statements of operations includes approximately $5.9 million, $4.5 million, and $2.3 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2019 and 2018, the capacity of the Deferred Payment Arrangement was $155.5 million and $77.4 million, respectively, and we had $97.5 million and $68.4 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of December 31, 2019 and 2018, the receivable was $0.5 million and $2.5 million, respectively.
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
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity under the MLC receivable advances. As of December 31, 2019, our outstanding balance under MLC receivable advances was equal to our borrowing base of $63.8 million. Additionally, as of December 31, 2019, we had approximately $127.2 million in letters of credit outstanding through MLC’s credit support.
For the year ended December 31, 2019, we incurred approximately $3.7 million of inventory intermediation fees related to the Washington Refinery Intermediation Agreement which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2019, Interest expense and financing costs, net on our consolidated statements of operations includes approximately $6.4 million of expenses related to the Washington Refinery Intermediation Agreement.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 13—Derivatives for further information.
Note 12—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2019	2018
5.00% Convertible Senior Notes due 2021	$48,665	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,433	1,466
Term Loan B	240,625	—
Retail Property Term Loan	44,014	—
Principal amount of long-term debt	634,737	416,466
Less: unamortized discount and deferred financing costs	(22,806)	(23,826)
Total debt, net of unamortized discount and deferred financing costs	611,931	392,640
Less: current maturities, net of unamortized discount and deferred financing costs	(12,297)	(33)
Long-term debt, net of current maturities	$599,634	$392,607
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2020	$14,054
2021	62,785
2022	14,187
2023	14,259
2024	50,080
Thereafter	479,372
Total	$634,737

Additionally, as of December 31, 2019 and 2018, we had approximately $0.2 million and $13.5 million in letters of credit outstanding under the ABL Credit Facility, respectively. As of December 31, 2019, we also had $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.
Under the ABL Credit Facility, the indenture governing the 7.75% Senior Secured Notes and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

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
The 7.75% Senior Secured Notes are secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of the Issuers and the subsidiary guarantors, including but not limited to, material real property now owned or hereafter acquired by the Issuers or subsidiary guarantors and their equipment, intellectual property, and equity interests, but excluding certain property which is collateral under the ABL Credit Facility, the Supply and Offtake Agreements, and the Washington Refinery Intermediation Agreement. The 7.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each of Par Petroleum, LLC’s existing wholly owned subsidiaries (other than Par Petroleum Finance Corp.), and are guaranteed on a senior unsecured basis only as to the payment of principal and interest by Par Pacific Holdings, Inc. In the future, the 7.75% Senior Secured Notes will be guaranteed on a senior secured basis by additional subsidiaries of Par Petroleum, LLC that guarantee material indebtedness of the Issuers or otherwise become obligated with respect to material indebtedness under a credit facility, subject to certain exceptions.
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets previously owned by the dissolved entities Mid Pac Petroleum, LLC and HIE Retail, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of December 31, 2019, the ABL Revolver had no outstanding balance and a borrowing base of approximately $57.6 million.
The revolving loans under the ABL Revolver bear interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan is a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan is a LIBOR Loan, at LIBOR for the applicable interest period plus the applicable margin in effect from time to time. The base rate is equal to (i) daily LIBOR (“LIBOR Daily Floating Rate”) or (ii) if the LIBOR Daily Floating Rate is unavailable for any reason, a rate as calculated per the agreement (the “Prime Rate”) for such day. We also pay a de minimis fee for any undrawn amounts available under the ABL Revolver. The maturity date of the ABL Revolver is December 21, 2022, on which date all revolving loans will be due and payable in full. The average effective interest rate for 2019 on the ABL Revolver loan was 4.3%.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

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

The obligations of the ABL Borrowers are guaranteed by Par and Par Petroleum, LLC’s existing and future direct or indirect domestic subsidiaries that are not borrowers under the ABL Credit Facility. The loans and letters of credit issued under the ABL Credit Facility are secured by a first-priority security interest in and lien on certain assets of the borrowers and the guarantors, including cash and cash equivalents and inventory, and excluding the assets of PHR and U.S. Oil.
Mid Pac Term Loan
On September 27, 2018, Mid Pac Petroleum, LLC, now dissolved and whose assets are now included in PHL, our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, FSB, which provided a term loan of up to $1.5 million. We received the proceeds on October 18, 2018, which were used to purchase certain retail property. The Mid Pac Term Loan is scheduled to mature on October 18, 2028.
The Mid Pac Term Loan is payable monthly, bears interest at an annual rate of 4.375%, is secured by a first-priority lien on the real property purchased with the funds, including leases and rents on the property and the property’s fixed assets and fixtures, and is guaranteed by Par Petroleum, LLC.
5.00% Convertible Senior Notes Due 2021
In June 2016, we completed the issuance and sale of $115 million in aggregate principal amount of the 5.00% Convertible Senior Notes in a private placement under Rule 144A (the “Notes Offering”). The Notes Offering included the exercise in full of an option to purchase an additional $15 million in aggregate principal amount of the 5.00% Convertible Senior Notes granted to the initial purchasers. The net proceeds of $111.6 million (net of original issue discount of 3%) from the sale of the 5.00% Convertible Senior Notes were used to finance a portion of the acquisition of the Wyoming refinery and related logistics assets (the “WRC Acquisition”), to repay $5 million in principal amount of the Term Loan (as defined below), and for general corporate purposes.
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
The 5.00% Convertible Senior Notes were not redeemable by us prior to June 20, 2019. On or after June 20, 2019, we may redeem all or any portion of the 5.00% Convertible Senior Notes if the last reported sales price of our common stock is at least 140% of the conversion price then in effect (i) on the trading day immediately preceding the date on which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 5.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest and a make-whole premium, which is equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. Please read Note 13—Derivatives for further information on embedded derivatives.
During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of Par’s common stock

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

with a fair value of $74.3 million. We recognized a loss of approximately $6.1 million related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in the year ended December 31, 2019.
We separately account for the liability and equity components of the 5.00% Convertible Senior Notes. The fair value of the liability component was calculated using a discount rate of an identical debt instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the 5.00% Convertible Senior Notes on the issuance date was $89.3 million. The carrying amount of the equity component was determined to be $22.2 million by deducting the fair value of the liability component from the $111.6 million net proceeds of the 5.00% Convertible Senior Notes. The deferred financing costs of $0.6 million related to 5.00% Convertible Senior Notes were allocated on a proportionate basis between Long-term debt and Additional paid-in capital on the consolidated balance sheet. As of December 31, 2019, the if-converted value was $14.2 million in excess of the outstanding principal amount of the 5.00% Convertible Senior Notes.
As of December 31, 2019, the outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $3.9 million and the carrying amount of the liability component was $44.8 million. The unamortized discount and deferred financing costs will be amortized to Interest expense and financing costs, net over the term of the 5.00% Convertible Senior Notes.
Term Loan B Facility
On January 11, 2019, Par Petroleum, LLC and Par Petroleum Finance Corp. entered into a new term loan facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time (the “Term Loan B Facility”). Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”) on the closing date. The net proceeds from Term Loan B totaled $232.0 million after deducting the original issue discount, deferred financing costs, and commitment and other fees.
Loans under the Term Loan B bear interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. The average effective interest rate for 2019 on the Term Loan B was 9.1%.
In addition to the quarterly interest payments, the Term Loan B requires quarterly principal payments of $3.1 million. The Term Loan B matures on January 11, 2026.
The obligations of the borrowers under the Term Loan B Facility are guaranteed by Par Petroleum, LLC’s and Par Petroleum Finance Corp.’s existing and future direct or indirect domestic subsidiaries and, by Par Pacific Holdings, Inc., with respect to principal and interest only. The Term Loan B Facility is secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of Par Petroleum, LLC, Par Petroleum Finance Corp., and their subsidiary guarantors, but excluding certain property which is collateral under the ABL Credit Facility, the Supply and Offtake Agreements, and the Washington Refinery Intermediation Agreement.
Par Pacific Term Loan Agreement
On January 9, 2019, we entered into a loan agreement (the “Par Pacific Term Loan Agreement”) with the Bank of Hawaii (“BOH”). Pursuant to the Par Pacific Term Loan Agreement, BOH made a loan to the Company in the amount of $45.0 million (the “Par Pacific Term Loan”).
During the term of the Par Pacific Term Loan, the interest payments were due monthly and were based on the outstanding principal balance multiplied by a floating rate equal to 3.50% above the applicable LIBOR rate (as defined in the Par Pacific Term Loan Agreement) subject to an increased default interest rate in the event of a default. The average effective interest rate for 2019 on the Par Pacific Term Loan was 1.3%.
The Par Pacific Term Loan Agreement was originally scheduled to mature on July 9, 2019. We terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement on March 29, 2019 using the proceeds of the Retail Property Term Loan (as defined below). We recognized approximately $0.1 million of debt extinguishment costs related to the unamortized deferred financing costs associated with the Par Pacific Term Loan Agreement in the year ended December 31, 2019.
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
For the Years Ended December 31, 2019, 2018, and 2017

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
The Retail Property Term Loan bears interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. The average effective interest rate for 2019 on the Retail Property Term Loan was 3.8%. Principal and interest payments are payable monthly based on a 20-year amortization schedule, principal prepayments are allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, is due on April 1, 2024, the maturity date of the Retail Property Term Loan.
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
Par Wyoming Holdings Credit Agreement
On July 14, 2016, in connection with the WRC Acquisition, Par Wyoming Holdings, LLC, our indirect wholly owned subsidiary, entered into the Par Wyoming Holdings Credit Agreement with certain lenders and Chambers Energy Management, LP, as agent, which provided for a single advance secured term loan to our subsidiary in the amount of $65.0 million (the “Par Wyoming Holdings Term Loan”) at the closing of the acquisition. The proceeds of the Par Wyoming Holdings Term Loan were used to pay a portion of the consideration for the acquisition, to pay certain fees and closing costs, and for general corporate purposes. The Par Wyoming Holdings Term Loan was originally scheduled to mature on July 14, 2021.
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
Wyoming Refining Credit Facilities
Wyoming Refining Company and its wholly owned subsidiary, Wyoming Pipeline Company, LLC, were borrowers (the “Wyoming Refining Credit Facility Borrowers”) under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A., as the lender. The Wyoming Refining Credit Facilities remained in place following the consummation of the WRC Acquisition.
On July 14, 2016, and in connection with the consummation of the acquisition, the Wyoming Refining Credit Facilities were amended pursuant to a Third Amendment to Third Amended and Restated Loan Agreement (the “Third Loan Amendment”) and a Fourth Amendment to Third Amended and Restated Loan Agreement (the “Fourth Loan Amendment”). Pursuant to the Third Loan Amendment, which was entered into immediately prior to the consummation of the acquisition, Black Elk Refining, LLC was released from all of its obligations under the Wyoming Refining Credit Facilities and Par Wyoming, LLC joined and became a party to the Wyoming Refining Credit Facilities and the applicable security agreement and guaranteed all obligations of the borrowers under the Wyoming Refining Credit Facilities. The Fourth Loan Amendment was entered into immediately following the consummation of the acquisition and amended certain covenants in the Wyoming Refining Credit Facilities applicable to Par Wyoming, LLC and the Wyoming Refining Credit Facility Borrowers. On August 7, 2017, we entered into an amendment to the Wyoming Refining Credit Facilities to extend the maturity date from April 30, 2018 until June 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

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
Term Loan
On July 11, 2014, we and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Credit Agreement”), amending and restating a previous borrowing arrangement with the lenders, to provide us with a term loan of up to $50.0 million (“Term Loan”) and a bridge loan of up to $75.0 million (“Bridge Loan”). The lenders under the Credit Agreement include ZCOF Par Petroleum Holdings, LLC, one of our significant stockholders. Proceeds from the Term Loan were used to fund a deposit for the acquisition of Mid Pac, which was subsequently dissolved and whose assets are now owned by PHL, to pay transaction costs, and for working capital and general corporate purposes.
On June 15, 2016, the Credit Agreement was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of our 2.50% convertible subordinated bridge notes (the “Bridge Notes”), and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.3 million of which was paid to an affiliate of Whitebox Advisors, LLC (“Whitebox”), previously one of our largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox. Please read Note 22—Related Party Transactions for additional information.
The Term Loan originally matured on July 11, 2018 and bore interest at either 10% per annum if paid in cash or 12% per annum if paid in kind, at our election, and had an original issue discount of 5%.
On June 30, 2017, we fully repaid the Term Loan and terminated the Credit Agreement. A portion of the proceeds from the J. Aron Forward Sale and cash flows from operations were used to repay the full amount outstanding. We recorded Debt extinguishment and commitment costs of approximately $1.8 million related to unamortized deferred financing costs associated with the Term Loan in the year ended December 31, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2019, we were in compliance with all of our debt instruments.
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
Our open futures expire at various dates through October 2020. At December 31, 2019, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	3,360	(3,100)	260
Total	3,360	(3,100)	260

At December 31, 2019, we also had option collars of 75 thousand barrels of crude oil per month that economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and expire in December 2020.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

interest rate risk. As of December 31, 2019, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million for the year ended December 31, 2018.
In June 2016, we completed the issuance and sale of an aggregate of $115.0 million principal amount of the 5.00% Convertible Senior Notes. Please read Note 12—Debt for further discussion. Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our consolidated statements of operations. As of December 31, 2019, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2019 and 2018 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2019	2018
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$2,075	$4,973
Commodity derivatives	Other accrued liabilities	(5,534)	(700)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	173	4,085
MLC terminal obligation derivative	Obligations under inventory financing agreements	(14,717)	—
Interest rate derivatives	Prepaid and other current assets	—	191
Interest rate derivatives	Other accrued liabilities	(314)	—
Interest rate derivatives	Other liabilities	(1,113)	—
_________________________________________________________

(1)
Does not include cash collateral of $10.3 million and $2.7 million recorded in Prepaid and other current assets and $9.5 million and $8.3 million in Other long-term assets as of December 31, 2019 and 2018, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2019	2018	2017
Commodity derivatives	Cost of revenues (excluding depreciation)	$(1,547)	$(3,420)	$(4,517)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(3,912)	23,649	436
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(19,326)	—	—
Interest rate derivatives	Interest expense and financing costs, net	(1,506)	1,309	489

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 14—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Purchase Price Allocation of U.S. Oil
The fair values of the assets acquired and liabilities assumed as a result of the Washington Acquisition were estimated as of January 11, 2019, the date of the acquisition, using valuation techniques described in notes (1) through (6) below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital excluding operating leases	$(35,854)	(1)
Property, plant, and equipment	412,766	(2)
Operating lease assets	62,337	(3)
Goodwill	42,522	(4)
Current operating lease liabilities	(21,571)	(3)
Long-term operating lease liabilities	(40,766)	(3)
Deferred tax liability	(92,103)	(5)
Other non-current liabilities	(804)	(6)
Total	$326,527

(1)	Current assets acquired and liabilities assumed were recorded at their net realizable value.

(2)
The fair value of personal property was estimated using the cost approach. Key assumptions in the cost approach include determining the replacement cost by evaluating recent purchases of comparable assets or published data, and adjusting replacement cost for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable). The fair value of real property was estimated using the market approach. Key assumptions in the market approach include determining the asset value by evaluating recent purchases of comparable assets under similar circumstances.

(3)	Operating lease assets and liabilities were recognized based on the present value of lease payments over the lease term using the incremental borrowing rate at acquisition of 9.6%.

(4)	The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.

(5)
The deferred tax liability was determined based on the differences between the tax bases of the assets acquired and the values of those assets recorded on our consolidated balance sheets as of the date of acquisition.

(6)
Other non-current liabilities are related to pension plan obligations. The underfunded status of the defined benefit plan represents the difference between the fair value of the plan’s assets and the projected benefit obligations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Purchase Price Allocation of Northwest Retail
The fair values of the assets acquired and liabilities assumed as a result of the Northwest Retail Acquisition were estimated as of March 23, 2018, the date of the acquisition, using valuation techniques described in notes (1) through (5) below.

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

Investment in Laramie Energy
At September 30, 2019, we conducted an impairment evaluation of our investment in Laramie Energy because of the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. We evaluate equity method investments for impairment when factors indicate that a decrease in the value of our investment has occurred and the carrying amount of our investment may not be recoverable. An impairment loss, based on the difference between the carrying value and the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. At September 30, 2019, we determined that the estimated fair value of our investment in Laramie Energy was $51.8 million, compared to a carrying value of $133.3 million. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of September 30, 2019 for two years through December 31, 2021. A blend of 2021 forward strip pricing and third-party analyst pricing was used for years after 2021 through December 31, 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that Colorado Interstate Gas (“CIG”) prices, which have declined from an average spot price of $2.48 ($/MMBtu) in the first quarter of 2019, to $1.84 ($/MMBtu) in the second quarter of 2019 and $1.77 ($/MMBtu) in the third quarter of 2019, will recover in the near term. As a result, we recorded an impairment charge of $81.5 million on our statement of operations for the year ended December 31, 2019. We consider this to be a Level 3 fair value measurement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants
As of December 31, 2019 and 2018, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of December 31, 2019 and 2018, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 2.67 years and 3.67 years, respectively.
The estimated fair value of the common stock warrants was $23.16 and $14.13 per share as of December 31, 2019 and 2018, respectively. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, decreases in the value of our common stock will result in a decrease in the value of the common stock warrants.
Derivative instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. Our Washington Refinery Intermediation Agreement contains forward purchase obligations for certain volumes of crude oil and refined products that are required to be settled at market prices on a monthly basis. We have determined that these obligations contain embedded derivatives, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for these embedded derivatives at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As of December 31, 2019 and 2018, this embedded derivative was deemed to have a de minimis fair value.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase and MLC terminal obligations embedded derivatives requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and WTI indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement; therefore they are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2019 or 2018. Please read Note 13—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Financial Statement Impact
Fair value amounts by hierarchy level as of December 31, 2019 and 2018 are presented gross in the tables below (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,595	$2,075	$—	$6,670	$(4,595)	$2,075

Liabilities
Common stock warrants	$—	$—	$(8,206)	$(8,206)	$—	$(8,206)
Commodity derivatives	(10,129)	—	—	(10,129)	4,595	(5,534)
J. Aron repurchase obligation derivative	—	—	173	173	—	173
MLC terminal obligation derivative	—	—	(14,717)	(14,717)	—	(14,717)
Interest rate derivatives	—	(1,427)	—	(1,427)	—	(1,427)
Total	$(10,129)	$(1,427)	$(22,750)	$(34,306)	$4,595	$(29,711)

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$170	$5,234	$—	$5,404	$(431)	$4,973
Interest rate derivatives	—	191	—	191	—	191
Total	$170	$5,425	$—	$5,595	$(431)	$5,164

Liabilities
Common stock warrants	$—	$—	$(5,007)	$(5,007)	$—	$(5,007)
Commodity derivatives	(870)	(261)	—	(1,131)	431	(700)
J.Aron repurchase obligation derivative	—	—	4,085	4,085	—	4,085
Total	$(870)	$(261)	$(922)	$(2,053)	$431	$(1,622)
_________________________________________________________

(1)
Does not include cash collateral of $19.8 million and $10.9 million as of December 31, 2019 and 2018, respectively, included within Prepaid and other current assets and Other long-term assets on our consolidated balance sheets.

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$(922)	$(26,372)	$(25,134)
Settlements	13,263	—	—
Acquired	(8,654)	—	—
Unrealized and realized income (loss) included in earnings	(26,437)	25,450	(1,238)
Balance, end of period	$(22,750)	$(922)	$(26,372)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$44,783	$66,477
7.75% Senior Secured Notes due 2025 (1)	292,015	309,375
Mid Pac Term Loan (2)	1,433	1,433
Term Loan B Facility (1)	230,474	240,625
Retail Property Term Loan (2)	43,226	43,226
Common stock warrants (2)	8,206	8,206

	December 31, 2018
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$100,411	$121,488
7.75% Senior Secured Notes due 2025 (1)	290,763	270,000
Mid Pac Term Loan (2)	1,466	1,466
Common stock warrants (2)	5,007	5,007
_________________________________________________________

(1)
The fair value measurements of the 5.00% Convertible Senior Notes, 7.75% Senior Secured Notes, and Term Loan B Facility are considered Level 2 measurements in the fair value hierarchy as discussed below.

(2)	The fair value measurements of the common stock warrants, Mid Pac Term Loan, and Retail Property Term Loan are considered Level 3 measurements in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of December 31, 2019. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of the 7.75% Senior Secured Notes and the Term Loan B Facility were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy because the 7.75% Senior Secured Notes and the Term Loan B Facility may not be actively traded.
The Retail Property Term Loan is subject to a market-based floating interest rate. The Mid Pac Term Loan is subject to a fixed interest rate that approximates the long-term treasury rate. The carrying values of our Retail Property and Mid Pac Term Loans were determined to approximate fair value as of December 31, 2019. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 15—Leases
We have cancelable and non-cancelable finance and operating lease liabilities for the lease of land, vehicles, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Most of our leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years or more. There are no material lease arrangements where we are the lessor and no material residual value guarantees associated with any of our leases.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The following table provides information on the amounts (in thousands, except lease term and discount rates) of our leased assets and liabilities as of December 31, 2019 and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2019
Assets
Finance	Property, plant, and equipment	$11,552
Finance	Accumulated amortization	(4,447)
Finance	Property, plant, and equipment, net	$7,105
Operating	Operating lease assets	420,073
Total leased assets		$427,178

Liabilities
Current
Finance	Other accrued liabilities	$1,784
Operating	Operating lease liabilities	79,999
Long-term
Finance	Finance lease liabilities	6,227
Operating	Operating lease liabilities	340,909
Total lease liabilities		$428,919

Weighted-average remaining lease term (in years)
Finance		5.69
Operating		10.26
Weighted-average discount rate
Finance		6.68%
Operating		7.88%

The following table summarizes the lease costs recognized on our consolidated statement of operations (in thousands):

Lease cost type	Year Ended December 31, 2019
Finance lease cost
Amortization of finance lease assets	$1,896
Interest on lease liabilities	521
Operating lease cost	100,384
Variable lease cost	11,663
Short-term lease cost	1,874
Net lease cost	$116,338

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

Lease type	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$2,167
Operating cash flows from finance leases	507
Operating cash flows from operating leases	99,713
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	963
ROU assets obtained in exchange for new operating lease liabilities	79,382

The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2019 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2020	$2,247	$109,727	$111,974
2021	1,593	69,091	70,684
2022	1,376	66,859	68,235
2023	1,345	53,088	54,433
2024	1,058	43,337	44,395
Thereafter	2,004	240,988	242,992
Total lease payments	9,623	583,090	592,713
Less amount representing interest	(1,612)	(162,182)	(163,794)
Present value of lease liabilities	$8,011	$420,908	$428,919

Additionally, we have $9.0 million and $1.2 million in future undiscounted cash flows for three operating leases and three finance leases, respectively, that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Due to the transition method elected, information presented prior to January 1, 2019 has not been restated for ASC 842 and continues to be reported under the accounting standards in effect for the period. As of December 31, 2018, we had capital lease obligations related primarily to the leases of 17 retail stations. Most capital leases included one or more options to renew, with renewal terms that could extend the lease term from one to 15 years or more. Certain leases included escalation clauses and/or purchase options. Additionally, as of December 31, 2018, we had various cancelable and noncancelable operating leases related to land, vehicles, office and retail facilities, railcars, barges, and other facilities used in the storage, transportation, and sale of crude oil and refined products. We had operating leases for most of our retail stations with an average of eight years remaining and generally contained renewal options and escalation clauses. Leases for facilities used in the storage, transportation, and sale of crude oil and refined products had various expiration dates extending to 2044. Rent expense for the years ended December 31, 2018 and 2017 was approximately $41.6 million and $41.2 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

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

Note 16—Commitments and Contingencies
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
United Steelworkers Union Dispute
A portion of our employees at the Par East refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith. On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement. Arbitration was commenced and concluded on October 1, 2018, with the arbitrator taking the matter under advisement thereafter. In a decision dated November 27, 2018, the arbitrator denied the grievance without prejudice to USW’s NLRB claim regarding retiree medical and short term disability benefits. On June 5, 2019, the NLRB approved the withdrawal of USW’s claim against PHR.
Environmental Matters
Like other petroleum refiners, our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The Par East refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the U.S. Environmental Protection Agency (“EPA”) for 2018. Owing to the receipt of these small refinery exemptions, our net income for the year ended December 31, 2019 includes $5.3 million of net RINs benefit.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2019, we have accrued $16.5 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Additionally, the EPA’s final rule updating standards that control toxic air emissions from petroleum refineries imposed additional controls and monitoring requirements on flaring operations, storage tanks, sulfur recovery units, delayed coking units and required fenceline monitoring. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. The DOH’s GHG regulation allows, and the Hawaii refineries submitted, a GHG reduction plan which includes an assessment of alternatives which demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.
In 2007, the U.S. Congress passed the Energy Independence and Security Act of 2007 (the “EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish an average industry fuel economy of 54.5

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard is January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. As of January 1, 2020, all four of our refineries were compliant with the final Tier 3 gasoline standard.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refineries and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization (“IMO”) standards and deadline. The more stringent standards apply universally to both U.S. and foreign-flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refineries are capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refineries remain in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Par East refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Par East refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring required by the Consent Decree.
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through December 31, 2019, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of December 31, 2019, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree for the years ended December 31, 2019, 2018, and 2017 are presented within Capital expenditures on our consolidated statement of cash flows for the related periods.
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
As of December 31, 2019, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Years Ended December 31, 2019, 2018, and 2017

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim.
Major Customers
For the year ended December 31, 2017, we had one customer in our refining segment that accounted for 10% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2019, 2018, and 2017.
Note 17—Stockholders’ Equity
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
For the Years Ended December 31, 2019, 2018, and 2017

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
Long Term Incentive Plan
On December 20, 2012, our Board of Directors (“Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”). Under the Incentive Plan, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, and restricted stock units to directors and other employees or those of our subsidiaries. On February 16, 2016 and February 27, 2018, the Board approved the amendment and restatement of the Incentive Plan to increase the number of shares issuable under the Amended and Restated LTIP.  The Company’s shareholders ratified the amended and restated Incentive Plan on June 2, 2016 and May 8, 2018, respectively. The maximum number of shares that may be granted under the LTIP is 6.0 million shares of common stock. At December 31, 2019, 1.8 million shares were available for future grants and awards under the LTIP.
Restricted stock and restricted stock units awarded under the Incentive Plan are subject to restrictions, terms, and conditions, including forfeitures, as may be determined by the Board. During the period in which such restrictions apply, unless specifically provided otherwise in accordance with the terms of the Incentive Plan, the recipient of the restricted stock would be the record owner of the shares and have all of the rights of a stockholder with respect to the shares, including the right to vote and the right to receive dividends or other distributions made or paid with respect to the shares. The recipient of restricted stock units shall not have any of the rights of a stockholder of the Company until such units vest and convert into shares of common stock. The fair value of the restricted stock and stock units is generally determined based upon the quoted market price of our common stock on the date of grant. Restricted stock awards generally vest ratably over a four-year period. Restricted stock units do not vest ratably, rather they vest in full at the end of three years.
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
For the Years Ended December 31, 2019, 2018, and 2017

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
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2019	2018	2017
Restricted Stock Awards	$3,490	$3,483	$4,263
Restricted Stock Units	$1,269	$835	$502
Stock Option Awards	$1,454	$1,878	$2,439

Employee Stock Purchase Plan
On February 27, 2018, our Board approved the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”). Beginning in 2019, eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 500 thousand shares of common stock. At December 31, 2019, 432 thousand shares remained available under the ESPP.
During the year ended December 31, 2019, we recognized $0.2 million of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. As of December 31, 2019, employees purchased 68 thousand shares under the ESPP.
Management Stock Purchase Plan
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2019, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	526	$17.29
Granted	295	17.43
Vested	(213)	17.31
Forfeited	(70)	16.64
Unvested balance at December 31, 2019	538	$16.95

The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2019, 2018, and 2017 was $3.7 million, $3.3 million, and $4.0 million, respectively. The estimated weighted-average grant-date fair

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

value per share of restricted stock and restricted stock units granted during the years ended December 31, 2019, 2018, and 2017 was $17.43, $17.47, and $15.49, respectively.
As of December 31, 2019 and 2018, there was approximately $6.3 million and $5.8 million, of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.69 years and 2.46 years, respectively.
Performance Restricted Stock Units
The following table summarizes our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	101	$16.14
Granted	48	17.00
Vested	—	—
Forfeited	(3)	17.34
Unvested balance at December 31, 2019	146	$16.33

These performance restricted stock units had a fair value of approximately $0.8 million, $0.8 million, and $0.7 million, respectively, and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. The estimated weighted-average grant-date fair value per share of performance restricted stock units granted during the years ended December 31, 2019, 2018, and 2017 was $17.00, $17.34, and $14.60, respectively.
As of December 31, 2019 and 2018, there were approximately $0.9 million and $0.9 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.74 years and 1.87 years, respectively.
Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2019, 2018, and 2017 are presented below.

	2019	2018	2017
Expected life from date of grant (years)	5.3	5.3	5.3
Expected volatility	34.3%	36.2%	42.0%
Risk-free interest rate	2.46%	2.50%	1.97%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2018	2,231	$19.27	4.8	$—
Issued	300	17.00
Exercised	(483)	17.78
Forfeited / canceled	(18)	17.00
Outstanding balance at December 31, 2019	2,030	$19.31	4.7	$7,981
Exercisable, end of year	1,275	$20.25	3.6	$3,816

The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2019, 2018, and 2017 was $5.98, $6.30, and $5.81, respectively.
As of December 31, 2019 and 2018, there were approximately $2.7 million and $3.4 million, respectively, of total unrecognized compensation costs related to stock option awards, that are expected to be recognized on a straight-line basis over a weighted-average period of 1.69 and 2.32 years, respectively.
Note 18—Benefit Plans
Defined Contribution Plans
We maintain defined contribution plans for our employees. All eligible employees, other than our U.S. Oil employees, may participate in our Par plan after thirty days of service. All eligible employees at U.S. Oil & Refining Co. may participate in our U.S. Oil plan following the later of date of hire or age twenty-one. For all employees participating in the Par plan and non-union employees participating in the U.S. Oil plan, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. For the years ended December 31, 2019, 2018, and 2017, we made contributions to the plans totaling approximately $5.6 million, $4.0 million, and $3.6 million, respectively.
Defined Benefit Plans
We maintain defined benefit pension plans (the “Benefit Plans”) covering substantially all our Wyoming Refining employees and the employees of U.S. Oil covered by a collective bargaining agreement. Benefits under our Wyoming Refining plan are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Benefits under our U.S. Oil plan are based on the employee’s hourly rate of compensation at the beginning of each year of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. In December 2016, the Wyoming Refining Plan was amended (the “Plan Amendment”) to freeze all future benefit accruals for salaried plan participants.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$27,539	$30,877
Acquired	16,831	—
Service cost	910	548
Interest cost	1,794	1,107
Actuarial (gain) loss	6,688	(2,917)
Benefits paid	(1,620)	(2,076)
Projected benefit obligation as of the end of the period	$52,142	$27,539

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$20,254	$23,461
Acquired	16,027	—
Actual return (loss) on plan assets	6,405	(1,131)
Employer contributions	1,800	—
Benefits paid	(1,620)	(2,076)
Fair value of plan assets as of the end of the period	$42,866	$20,254

The underfunded status of our Benefit Plans is recorded within Other liabilities in our consolidated balance sheets. The reconciliation of the underfunded status of our Benefit Plans of December 31, 2019 and 2018 was as follows:

	2019	2018
Projected benefit obligation	$52,142	$27,539
Fair value of plan assets	42,866	20,254
Underfunded status	$9,276	$7,285

Gross amounts recognized in accumulated other comprehensive income: (1)
Net actuarial gain (loss)	$(2,622)	$3,494
____________________________________________________

(1)
As of December 31, 2019, we had an immaterial amount of service costs recognized in accumulated other comprehensive income. As of December 31, 2019, we had $0.2 million in accumulated other comprehensive income that is expected to be amortized into net periodic benefit cost in 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2019, 2018, and 2017 and net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	3.30%	4.20%	3.65%
Rate of compensation increase	3.00%	3.00%	3.00%
U.S. Oil plan
Discount rate (1)	3.10%	—%	—%
Rate of compensation increase	3.00%	—%	—%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	4.20%	3.65%	4.20%
Expected long-term rate of return (2)	6.50%	6.50%	6.25%
Rate of compensation increase	3.00%	3.00%	4.30%
U.S. Oil plan
Discount rate (1)	4.10%	—%	—%
Expected long-term rate of return (2)	6.00%	—%	—%
Rate of compensation increase	3.00%	—%	—%
_________________________________________________________

(1)	In determining the discount rate, we use yields on high-quality fixed income investments with payments matched to the estimated distributions of benefits from our plans.

(2)	The expected long-term rate of return is based on a blend of historic returns of equity and debt securities.
The net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017 includes the following components:

	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$910	$548	$614
Interest cost	1,794	1,107	1,192
Expected return on plan assets	(1,972)	(1,258)	(1,189)
Amortization of net loss	95	—	—
Amortization of prior service cost	3	—	—
Net periodic benefit cost	$830	$397	$617

The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) in our consolidated statement of operations for the years ended December 31, 2019, 2018, and 2017. The other components of net periodic benefit cost are included in Other income (expense), net in our consolidated statement of operations for the years ended December 31, 2019, 2018, and 2017.

The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2019 is as follows:

	Target	Actual
Asset category:
Equity securities	54%	56%
Debt securities	35%	32%
Real estate	11%	12%
Total	100%	100%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The weighted-average asset allocation for our U.S. Oil plan at December 31, 2019 is as follows:

	Target Range	Actual
Asset category:
Equity securities	40 - 80%	62%
Debt securities	20 - 60%	38%
Cash and Cash Equivalents	0 - 30%	—%
Total	100%	100%

We have a long-term, risk-controlled investment approach using diversified investment options with minimal exposure to volatile investment options like derivatives. Our Benefit Plans’ assets are invested in pooled separate accounts administered by the Benefit Plans’ custodians. The underlying assets in the pooled separate accounts are invested in equity securities, debt securities, real estate, or cash and cash equivalents. The pooled separate accounts are valued based upon the fair market value of the underlying investments and are deemed to be Level 2.
We intend to contribute $0.5 million to the U.S. Oil plan during 2020. We do not intend to make any contributions to the Wyoming Refining plan during 2020. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2020	$2,215
2021	2,007
2022	2,082
2023	2,203
2024	2,234
Thereafter	13,095
$23,836

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 19—Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares for each of the years ended December 31, 2019, 2018, and 2017. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net Income	$40,809	$39,427	$72,621
Less: Undistributed income allocated to participating securities (1)	438	556	878
Net income attributable to common stockholders	40,371	38,871	71,743
Plus: Net income effect of convertible securities	—	—	—
Numerator for diluted income per common share	$40,371	$38,871	$71,743

Basic weighted-average common stock shares outstanding	50,352	45,726	45,543
Plus: dilutive effects of common stock equivalents	118	29	40
Diluted weighted-average common stock shares outstanding	50,470	45,755	45,583

Basic income per common share	$0.80	$0.85	$1.58
Diluted income per common share	$0.80	$0.85	$1.57
________________________________________________________

(1)	Participating securities includes restricted stock that has been issued but has not yet vested.
For the year ended December 31, 2019, our calculation of diluted shares outstanding excluded 182 thousand shares of unvested restricted stock and 1.6 million stock options. For the year ended December 31, 2018, our calculation of diluted shares outstanding excluded 68 thousand shares of unvested restricted stock and 1.3 million stock options. For the year ended December 31, 2017, our calculation of diluted shares outstanding excluded 65 thousand shares of unvested restricted stock and 1.3 million stock options.
As discussed in Note 12—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the years ended December 31, 2019, 2018, and 2017, diluted income per share was determined using the if-converted method. Our calculation of diluted shares outstanding for years ended December 31, 2019, 2018, and 2017 excluded 5.1 million, 6.4 million, and 6.4 million common stock equivalents, respectively, as the effect would be anti-dilutive.
Note 20—Income Taxes
As of December 31, 2019, we had approximately $1.4 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For the year ended December 31, 2019, we recorded an income tax benefit of $69.7 million primarily driven by a $64.2 million benefit associated with the partial release of our valuation allowance in connection with the recognition of deferred tax liabilities acquired as part of the Washington Acquisition. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2019 and 2018.
In connection with our emergence from bankruptcy on August 31, 2012, we experienced an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of NOL carryforwards and other tax attributes arising before an ownership change that may be used to offset taxable income after an ownership change. We believe that we have qualified for an exception to the general limitation rules under Code Section 382(l)(5) which provides for substantially less restrictive

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

limitations on our NOL carryforwards. Our amended and restated certificate of incorporation places restrictions upon the ability of certain equity interest holders to transfer their ownership interest in us. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our NOL carryforwards.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of December 31, 2019.
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
The Tax Cuts and Jobs Act enacted in 2017 lowered the Federal corporate tax rate from 35% to 21% and made numerous other tax law changes. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. During 2018, we recorded a benefit for the release of $0.7 million of our valuation allowance to offset future temporary differences associated with the interest expense carryforwards available under the Tax Cuts and Jobs Act. During 2017, as a result of the change in rate, we remeasured our net deferred tax assets and the associated valuation allowance by $207.7 million. In 2017, we also released $0.8 million of valuation allowance related to Alternative Minimum Tax (“AMT”) credit carried forward from prior years that became refundable in connection with the Tax Cuts and Jobs Act.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual operating results. If sufficient positive evidence of improving actual operating results becomes available, the amount of the deferred tax asset considered more likely than not to be recognized would be increased with a corresponding reduction in income tax expense in the period recorded.
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S.—Federal	$(3,203)	$(328)	$—
U.S.—State	400	—	2
Deferred:
U.S.—Federal	(58,461)	426	(1,321)
U.S.—State	(8,425)	235	—
Total	$(69,689)	$333	$(1,319)

Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	(1.1)%	0.6%	—%
Change in valuation allowance related to current activity	227.1%	(21.3)%	(30.1)%
Change in valuation allowance related to change in tax rate	—%	—%	(291.2)%
Change in tax rate	—%	—%	291.2%
Permanent items	(4.3)%	1.3%	1.1%
Provision to return adjustments and other	(1.4)%	(0.8)%	(7.9)%
Actual income tax rate	241.3%	0.8%	(1.9)%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss	$373,717	$396,033
Property, plant, and equipment	—	8,323
Intangible assets	—	444
Other	19,560	17,886
Total deferred tax assets	393,277	422,686
Valuation allowance	(330,251)	(394,196)
Net deferred tax assets	63,026	28,490
Deferred tax liabilities:
Inventory	5,738	—
Property and equipment	64,281	—
Investment in Laramie Energy	11,609	26,981
Convertible notes	2,285	2,658
Intangible assets	750	—
Other	4,904	496
Total deferred tax liabilities	89,567	30,135
Total deferred tax liability, net	$(26,541)	$(1,645)

We have NOL carryforwards as of December 31, 2019 of $1.4 billion for federal income tax purposes. If not utilized, the NOL carryforwards will expire during 2027 through 2036. We also have AMT Credit Carryovers of $0.8 million which are refundable under the U.S. tax reform legislation effective in tax year 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 21—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Commencing in the first quarter of 2018, the results of operations of Northwest Retail are included in our retail segment. Commencing January 11, 2019, the results of operations of the Washington Acquisition are included in our refining and logistics segments.
Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2019	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$5,167,942	$199,226	$458,889	$(424,541)	$5,401,516
Cost of revenues (excluding depreciation)	4,783,747	112,124	332,302	(424,584)	4,803,589
Operating expense (excluding depreciation)	234,582	11,010	67,307	—	312,899
Depreciation, depletion, and amortization	55,832	17,017	10,035	3,237	86,121
General and administrative expense (excluding depreciation)	—	—	—	46,223	46,223
Acquisition and integration costs	—	—	—	4,704	4,704
Operating income (loss)	$93,781	$59,075	$49,245	$(54,121)	$147,980
Interest expense and financing costs, net					(74,839)
Debt extinguishment and commitment costs					(11,587)
Other income, net					2,516
Change in value of common stock warrants					(3,199)
Equity losses from Laramie Energy, LLC					(89,751)
Loss before income taxes					(28,880)
Income tax benefit					69,689
Net income					$40,809

Total assets	$1,907,318	$494,209	$232,150	$66,883	$2,700,560
Goodwill	77,927	55,232	62,760	—	195,919
Capital expenditures	34,492	40,730	6,869	1,829	83,920
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $424.5 million for the year ended December 31, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

For the year ended December 31, 2018	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$3,210,067	$125,743	$441,040	$(366,122)	$3,410,728
Cost of revenues (excluding depreciation)	2,957,995	77,712	333,664	(366,255)	3,003,116
Operating expense (excluding depreciation)	146,320	7,782	61,182	—	215,284
Depreciation, depletion, and amortization	32,483	6,860	8,962	4,337	52,642
General and administrative expense (excluding depreciation)	—	—	—	47,426	47,426
Acquisition and integration costs	—	—	—	10,319	10,319
Operating income (loss)	$73,269	$33,389	$37,232	$(61,949)	$81,941
Interest expense and financing costs, net					(39,768)
Debt extinguishment and commitment costs					(4,224)
Other income, net					1,046
Change in value of common stock warrants					1,801
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					9,464
Income before income taxes					39,760
Income tax expense					(333)
Net income					$39,427

Total assets	$968,623	$130,138	$201,848	$160,125	$1,460,734
Goodwill	53,264	37,373	62,760	—	153,397
Capital expenditures	25,601	13,055	6,101	3,682	48,439
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $365.5 million for the year ended December 31, 2018.

For the year ended December 31, 2017	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$2,319,638	$121,470	$326,076	$(324,118)	$2,443,066
Cost of revenues (excluding depreciation)	2,062,804	66,301	249,097	(323,575)	2,054,627
Operating expense (excluding depreciation)	141,065	15,010	45,941	—	202,016
Depreciation, depletion, and amortization	29,753	6,166	6,338	3,732	45,989
General and administrative expense (excluding depreciation)	—	—	—	46,078	46,078
Acquisition and integration costs	—	—	—	395	395
Operating income (loss)	$86,016	$33,993	$24,700	$(50,748)	$93,961
Interest expense and financing costs, net					(31,632)
Debt extinguishment and commitment costs					(8,633)
Other income, net					911
Change in value of common stock warrants					(1,674)
Equity earnings from Laramie Energy, LLC					18,369
Income before income taxes					71,302
Income tax benefit					1,319
Net income					$72,621

Total assets	$949,588	$118,304	$128,966	$150,549	$1,347,407
Goodwill	53,264	37,373	16,550	—	107,187
Capital expenditures	10,433	8,836	7,073	5,366	31,708

________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $325.2 million for the year ended December 31, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 22—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, were the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. On June 15, 2016, the Term Loan was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of the Bridge Notes, and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.3 million of which was paid to an affiliate of Whitebox, previously one of our largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the years ended December 31, 2019, 2018, or 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 23—Quarterly Financial Data (Unaudited)
Summarized quarterly data for the years ended December 31, 2019 and 2018 consisted of the following (in thousands, except per share amounts):

	Year Ended December 31, 2019
	Q1	Q2	Q3	Q4
Revenues	$1,191,335	$1,409,409	$1,401,638	$1,399,134
Operating income	21,423	48,621	18,405	59,531
Net income (loss)	61,092	28,169	(83,891)	35,439

Net income (loss) per share
Basic	$1.23	$0.56	$(1.65)	$0.68
Diluted	$1.14	$0.56	$(1.65)	$0.68

	Year Ended December 31, 2018
	Q1	Q2	Q3	Q4
Revenues	$765,439	$856,396	$909,781	$879,112
Operating income	27,656	28,983	4,894	20,408
Net income (loss)	15,185	16,178	(5,822)	13,886

Net income (loss) per share
Basic	$0.33	$0.35	$(0.13)	$0.30
Diluted	$0.33	$0.35	$(0.13)	$0.30

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

Note 24—Supplemental Oil and Gas Disclosures (Unaudited)
Our share of Laramie Energy's capitalized costs related to oil and gas activities are as follows (in thousands):

	December 31,
	2019	2018
Company’s share of Laramie Energy
Unproved properties	$14,722	$16,379
Proved properties	211,083	473,763
	225,805	490,142
Accumulated depreciation, depletion, and amortization	(63,791)	(150,075)
Total	$162,014	$340,067

Our share of Laramie Energy's costs incurred in oil and gas activities including costs associated with assets retirement obligations, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Company’s share of Laramie Energy
Acquisition costs	$—	$—	$—
Development costs—other	32,748	50,867	49,273
Total	$32,748	$50,867	$49,273

For the years ended December 31, 2019, 2018, and 2017, neither we nor Laramie Energy incurred exploratory well costs so no amounts were capitalized or expensed during these respective periods. Accordingly, there were no suspended exploratory well costs at December 31, 2019, 2018, and 2017 that were being evaluated.
As of December 31, 2019 and 2018, we had no significant capitalized costs related to our other non-operated natural gas and oil interests. For the years ended December 31, 2019 and 2018, we incurred no significant costs related to our other non-operated natural gas and oil interests.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

A summary of the results of operations for oil and gas producing activities, excluding general and administrative costs, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Company
Revenue
Oil and gas revenues	$156	$51	$288
Expenses
Production costs	87	191	29
Depletion and amortization	6	17	66
Results of operations of oil and gas producing activities	$63	$(157)	$193

Company’s share of Laramie Energy
Revenue
Oil and gas revenues	$89,073	$93,493	$66,783
Expenses
Production costs	41,446	42,706	32,606
Impairment of proved properties (1)	163,401	—	—
Depletion, depreciation, and amortization	38,011	26,819	21,277
Results of operations of oil and gas producing activities	$(153,785)	$23,968	$12,900

Total results of operations of oil and gas producing activities	$(153,722)	$23,811	$13,093
__________________________________________________

(1)	Please read Note 3—Investment in Laramie Energy, LLC for further disclosures and information on Laramie Energy's impairment of proved properties.
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
Estimates of our crude oil and natural gas reserves and present values as of December 31, 2019, 2018, and 2017, were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

A summary of changes in estimated quantities of proved reserves for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Gas	Oil	NGLS	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe) (1)
Company
Balance at January 1, 2017	330	7	8	420
Revisions of quantity estimate	109	2	3	139
Extensions and discoveries	—	—	—	—
Production	(47)	(2)	—	(59)
Balance at December 31, 2017	392	7	11	500
Revisions of quantity estimate	(269)	(2)	(10)	(341)
Extensions and discoveries	—	—	—	—
Production	(34)	(1)	—	(40)
Balance at December 31, 2018	89	4	1	119
Revisions of quantity estimate	222	1	7	270
Extensions and discoveries	—	—	—	—
Acquisitions and divestitures	(30)	(3)	—	(48)
Production	(20)	(1)	—	(26)
Balance at December 31, 2019	261	1	8	315

Company’s share of Laramie Energy
Balance at January 1, 2017	309,802	967	8,544	366,871
Revisions of quantity estimate	1,344	211	(434)	3
Extensions and discoveries	—	—	—	—
Acquisitions and divestitures	—	—	—	—
Production	(18,104)	(71)	(608)	(22,178)
Balance at December 31, 2017 (2)	293,042	1,107	7,502	344,696
Revisions of quantity estimate	47,871	732	5,602	85,875
Extensions and discoveries	—	—	—	—
Acquisitions and divestitures	22,391	12	191	23,609
Production	(25,513)	(106)	(712)	(30,421)
Balance at December 31, 2018 (3)	337,791	1,745	12,583	423,759
Revisions of quantity estimate	(69,924)	(681)	(6,287)	(111,732)
Extensions and discoveries	—	—	—	—
Acquisitions and divestitures	—	—	—	—
Production	(29,677)	(126)	(883)	(35,731)
Balance at December 31, 2019 (4)	238,190	938	5,413	276,296

Total at December 31, 2019	238,451	939	5,421	276,611
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

(2)
During 2017, the Company’s estimated proved reserves, inclusive of the Company’s share of Laramie Energy’s estimated proved reserves, decreased by 22,095 MMcfe or approximately 6%. Production volumes related to our share of Laramie Energy’s estimated proved reserves resulted in a decrease of 22,178 MMcfe. The remaining change in estimated proved reserves was due to performance and other changes to the Company’s share of Laramie Energy’s proved developed producing and developed non-producing reserves.

(3)
During 2018, the Company’s estimated proved reserves, inclusive of the Company’s share of Laramie Energy’s estimated proved reserves, increased by 78,682 MMcfe or approximately 23%. The Company’s share of Laramie Energy’s revisions of quantity estimate increased primarily due to: 1) additions of 60,679 MMcfe of proved undeveloped reserves primarily located within Laramie Energy’s northern acreage, 2) 11,614 MMcfe of positive revisions associated with 13 probable locations that

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

were converted to proved developed reserves during 2018, and 3) 13,582 MMcfe of positive revisions due to performance improvements and other changes to the Company’s share of Laramie Energy’s proved developed and undeveloped reserves. Production volumes related to our share of Laramie Energy’s estimated proved reserves resulted in a decrease of 30,421 MMcfe. During 2018, Laramie Energy closed on a purchase and contribution agreement with an unaffiliated third party that contributed 23,609 MMcfe of proved developed reserves in the Piceance Basin.

(4)
During 2019, the Company’s estimated proved reserves, inclusive of the Company’s share of Laramie Energy’s estimated proved reserves, decreased by 147,267 MMcfe or approximately 35%. The decreased was primarily due to: 1) 57,212 MMcfe downward revision driven by the removal of proved undeveloped locations from the development plan due to unfavorable market conditions, and 2) 54,520 MMcfe downward revision due to decreases in average natural gas prices in 2019 compared to 2018. Production volumes related to our share of Laramie Energy’s estimated proved reserves resulted in a decrease of 35,731 MMcfe.

A summary of proved developed and undeveloped reserves for the years ended December 31, 2019, 2018, and 2017 is presented below:

	Gas	Oil	NGLS	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe) (1)
December 31, 2017
Proved developed reserves
Company	392	7	11	500
Company’s share of Laramie Energy	174,464	658	4,589	205,946
Total	174,856	665	4,600	206,446
Proved undeveloped reserves
Company	—	—	—	—
Company’s share of Laramie Energy	118,578	449	2,913	138,750
Total	118,578	449	2,913	138,750

December 31, 2018
Proved developed reserves
Company	89	4	1	119
Company’s share of Laramie Energy	256,363	1,420	8,868	318,091
Total	256,452	1,424	8,869	318,210
Proved undeveloped reserves
Company	—	—	—	—
Company’s share of Laramie Energy	81,428	325	3,715	105,668
Total	81,428	325	3,715	105,668

December 31, 2019
Proved developed reserves
Company	261	1	8	315
Company’s share of Laramie Energy	238,190	938	5,413	276,296
Total	238,451	939	5,421	276,611
Proved undeveloped reserves
Company	—	—	—	—
Company’s share of Laramie Energy	—	—	—	—
Total	—	—	—	—
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

	Price per MMbtu	WTI per Bbl
Base pricing, before adjustments for contractual differentials (Company and Laramie Energy): (1)
December 31, 2017	$2.68	$51.34
December 31, 2018	2.47	65.56
December 31, 2019	2.04	55.85
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

	December 31,
	2019	2018	2017
	(in thousands)
Company
Future net cash flows	$833	$398	$1,802
Future costs
Production	509	123	902
Development and abandonment	37	35	—
Income taxes (1)	—	—	—
Future net cash flows	287	240	900
10% discount factor	(106)	(110)	(328)
Discounted future net cash flows	$181	$130	$572

Company’s share of Laramie Energy
Future net cash flows	$669,271	$1,283,890	$1,026,005
Future costs
Production	398,193	583,112	491,748
Development and abandonment	25,277	93,546	109,248
Income taxes (1)	—	—	—
Future net cash flows	245,801	607,232	425,009
10% discount factor	(105,966)	(288,130)	(209,188)
Discounted future net cash flows	$139,835	$319,102	$215,821

Total discounted future net cash flows	$140,016	$319,232	$216,393
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018, and 2017

The principal sources of changes in the standardized measure of discounted net cash flows for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

	Company	Company’s Share of Laramie Energy	Total

Balance at January 1, 2017	$285	$141,142	$141,427
Sales of oil and gas production during the period, net of production costs	(28)	(29,911)	(29,939)
Net change in prices and production costs	(60)	35,597	35,537
Revisions of previous quantity estimates, estimated timing of development and other	346	37,692	38,038
Previously estimated development and abandonment costs incurred during the period	—	17,187	17,187
Accretion of discount	29	14,114	14,143
Balance at December 31, 2017	572	215,821	216,393
Sales of oil and gas production during the period, net of production costs	(127)	(47,165)	(47,292)
Acquisitions and divestitures	—	35,182	35,182
Net change in prices and production costs	20	(1,365)	(1,345)
Revisions of previous quantity estimates, estimated timing of development and other	(392)	54,311	53,919
Previously estimated development and abandonment costs incurred during the period	—	40,736	40,736
Accretion of discount	57	21,582	21,639
Balance at December 31, 2018	130	319,102	319,232
Sales of oil and gas production during the period, net of production costs	(55)	(59,093)	(59,148)
Acquisitions and divestitures	(143)	—	(143)
Net change in prices and production costs	(24)	(114,195)	(114,219)
Revisions of previous quantity estimates, estimated timing of development and other	260	(64,333)	(64,073)
Previously estimated development and abandonment costs incurred during the period	—	26,444	26,444
Accretion of discount	13	31,910	31,923
Balance at December 31, 2019	$181	$139,835	140,016

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$6,309	$28,701
Restricted cash	743	743
Total cash, cash equivalents, and restricted cash	7,052	29,444
Prepaid and other current assets	12,325	11,711
Due from subsidiaries	180,686	43,928
Total current assets	200,063	85,083
Property, plant, and equipment
Property, plant, and equipment	20,961	18,939
Less accumulated depreciation, depletion, and amortization	(12,117)	(9,034)
Property, plant, and equipment, net	8,844	9,905
Long-term assets
Operating lease assets	4,276	—
Investment in subsidiaries	636,742	638,975
Other long-term assets	1,128	3,334
Total assets	$851,053	$737,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,597	$8,312
Operating lease liabilities	698	—
Other accrued liabilities	14,591	12,349
Due to subsidiaries	125,778	96,963
Total current liabilities	143,664	117,624
Long-term liabilities
Long-term debt, net of current maturities	44,783	100,411
Common stock warrants	8,206	5,007
Finance lease liabilities	223	475
Operating lease liabilities	5,629	—
Other liabilities	306	1,451
Total liabilities	202,811	224,968
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2019 and December 31, 2018, 53,254,151 shares and 46,983,924 shares issued at December 31, 2019 and December 31, 2018, respectively	533	470
Additional paid-in capital	715,069	617,937
Accumulated deficit	(67,942)	(108,751)
Accumulated other comprehensive income	582	2,673
Total stockholders’ equity	648,242	512,329
Total liabilities and stockholders’ equity	$851,053	$737,297

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating expenses
Depreciation and amortization	$2,969	$4,092	$2,871
General and administrative expense (excluding depreciation)	20,017	20,721	18,922
Acquisition and integration costs	28	10,118	192
Total operating expenses	23,014	34,931	21,985

Operating loss	(23,014)	(34,931)	(21,985)

Other income (expense)
Interest expense and financing costs, net	(9,952)	(10,867)	(13,709)
Debt extinguishment and commitment costs	(6,091)	—	(1,804)
Other income, net	2,303	1,155	631
Change in value of common stock warrants	(3,199)	1,801	(1,674)
Equity in earnings (losses) from subsidiaries	81,097	81,942	111,162
Total other income (expense), net	64,158	74,031	94,606

Income before income taxes	41,144	39,100	72,621
Income tax benefit (expense)	(335)	327	—
Net income	$40,809	$39,427	$72,621

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$40,809	$39,427	$72,621
Other comprehensive income (loss): (1)
Other post-retirement benefits income (loss), net of tax	(2,091)	529	(52)
Total other comprehensive income (loss), net of tax	(2,091)	529	(52)
Comprehensive income	$38,718	$39,956	$72,569
____________________________________________________
(1)Other comprehensive income (loss) relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$40,809	$39,427	$72,621
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,969	4,092	2,871
Non-cash interest expense	4,600	4,925	5,617
Change in value of common stock warrants	3,199	(1,801)	1,674
Stock-based compensation	6,437	6,196	7,204
Equity in losses (income) of subsidiaries	(81,097)	(81,942)	(111,162)
Debt extinguishment and commitment costs	6,091	—	1,804
Net changes in operating assets and liabilities:
Prepaid and other assets	1,592	(2,604)	(2,568)
Accounts payable, other accrued liabilities, and operating lease assets and liabilities	(8,441)	5,601	3,088
Net cash used in operating activities	(23,841)	(26,106)	(18,851)
Cash flows from investing activities:
Investments in subsidiaries	—	—	(2,072)
Distributions from subsidiaries	16,673	—	70,645
Capital expenditures	(1,829)	(3,682)	(5,366)
Due to (from) subsidiaries	(6,519)	(25,102)	80,762
Other investing activities	31	—	—
Net cash provided by (used in) investing activities	8,356	(28,784)	143,969
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	19,318	—
Proceeds from borrowings	63,406	10,770	—
Repayments of borrowings	(76,323)	(11,253)	(68,873)
Payment of deferred loan costs	(252)	—	—
Exercise of stock options	8,171	—	—
Payment for debt extinguishment and commitment costs	(1,899)	—	—
Other financing activities, net	(10)	(860)	(993)
Net cash provided by (used in) financing activities	(6,907)	17,975	(69,866)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,392)	(36,915)	55,252
Cash, cash equivalents, and restricted cash at beginning of period	29,444	66,359	11,107
Cash, cash equivalents, and restricted cash at end of period	$7,052	$29,444	$66,359
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(5,357)	$(5,750)	$(7,856)
Taxes	(220)	(49)	(1,478)
Non-cash investing and financing activities:
Accrued capital expenditures	$497	$714	$370
ROU assets obtained in exchange for new finance lease liabilities	198	539	165
ROU assets obtained in exchange for new operating lease liabilities	134	—	—
Common stock issued for business combination	36,980	—	—
Non-cash contribution to subsidiary for business combination	(36,980)	—	—
Common stock issued to repurchase convertible notes	74,290	—	—

This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2020.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on March 2, 2020.

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