Form 10-K/A
period 2019-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2020-03-27
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

i

EXPLANATORY NOTE

Par Pacific Holdings, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Original Form 10-K”), to include the audited financial statements for our investment in an unconsolidated company, Laramie Energy, LLC ("Laramie Energy"), as of and for the years ended December 31, 2019, 2018 and 2017 (as Exhibit 99.2).
Laramie Energy has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, so we are required, pursuant to Rule 3-09 of Regulation S-X, to provide audited financial statements as an exhibit to the Original Form 10-K. In accordance with Rule 3-09(b)(1), the separate audited financial statements of Laramie Energy are being filed as an amendment to the Original Form 10-K within 90 days after the end of the Company’s December 31 fiscal year.
This Amended Form 10-K also updates, amends, and supplements Item 15 of the Original Form 10-K to include the filing of new Exhibits 31.3, 31.4, 32.3, and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.
No other changes have been made to the Original Form 10-K. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

1

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

(1)
Consolidated Financial Statements (Included under Item 8). The Index to the Consolidated Financial Statements is included on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

(2)	Financial Statement Schedules

Schedule I - Condensed Financial Information of Registrant

(b)    Index to Exhibits

2

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

4.25	Description of Registrant’s Securities.+

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

10.13	Employment Offer Letter with Joseph Israel dated December 12, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2014.****

10.14	Employment Offer Letter with James Matthew Vaughn dated July 3, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.15	Employment Offer Letter with Jim Yates dated March 10, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.16	Initial Award with Jim Yates dated May 8, 2015. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.17	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan).+

10.18	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.19	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.20	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

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

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Deloitte & Touche LLP +

23.2	Consent of Netherland, Sewell & Associates, Inc.+

23.3	Consent of Deloitte & Touche LLP related to the financial statements of Laramie Energy, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.+

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.+

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2019.+

99.2	Laramie Energy, LLC Financial Statements and Independent Auditors’ Report, as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017.*

101.INS	XBRL Instance Document.*** +

101.SCH	XBRL Taxonomy Extension Schema Documents.*** +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*** +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*** +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*** +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*** +

*	Filed herewith.
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

+	Previously filed or furnished, as applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2020.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer