Form 10-Q
period 2020-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2020-05-11
CIK 821483

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
For the quarterly period ended March 31, 2020

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

53,863,006 shares of Common Stock, $0.01 par value, were outstanding as of May 4, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$62,080	$126,015
Restricted cash	2,413	2,413
Total cash, cash equivalents, and restricted cash	64,493	128,428
Trade accounts receivable, net of allowances of $1.2 million at March 31, 2020 and December 31, 2019	191,788	228,718
Inventories	319,540	615,872
Prepaid and other current assets	36,694	59,156
Total current assets	612,515	1,032,174
Property, plant, and equipment
Property, plant, and equipment	1,163,822	1,146,983
Less accumulated depreciation, depletion, and amortization	(204,724)	(185,040)
Property, plant, and equipment, net	959,098	961,943
Long-term assets
Operating lease right-of-use assets	396,013	420,073
Investment in Laramie Energy, LLC	1,874	46,905
Intangible assets, net	20,886	21,549
Goodwill	127,997	195,919
Other long-term assets	22,538	21,997
Total assets	$2,140,921	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,318	$12,297
Obligations under inventory financing agreements	399,718	656,162
Accounts payable	96,561	162,402
Deferred revenue	7,884	7,905
Accrued taxes	27,343	30,813
Operating lease liabilities	67,508	79,999
Other accrued liabilities	116,543	84,744
Total current liabilities	727,875	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	597,571	599,634
Common stock warrants	—	8,206
Finance lease liabilities	7,251	6,227
Operating lease liabilities	331,926	340,909
Other liabilities	45,910	63,020
Total liabilities	1,710,533	2,052,318
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2020 and December 31, 2019, 53,837,321 shares and 53,254,151 shares issued at March 31, 2020 and December 31, 2019, respectively	538	533
Additional paid-in capital	719,547	715,069
Accumulated deficit	(290,279)	(67,942)
Accumulated other comprehensive income	582	582
Total stockholders’ equity	430,388	648,242
Total liabilities and stockholders’ equity	$2,140,921	$2,700,560

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$1,204,083	$1,191,335

Operating expenses
Cost of revenues (excluding depreciation)	1,210,211	1,060,732
Operating expense (excluding depreciation)	73,391	73,674
Depreciation, depletion, and amortization	21,283	20,957
Impairment expense	67,922	—
General and administrative expense (excluding depreciation)	11,784	11,665
Acquisition and integration costs	665	2,884
Total operating expenses	1,385,256	1,169,912

Operating income (loss)	(181,173)	21,423

Other income (expense)
Interest expense and financing costs, net	(18,674)	(18,710)
Debt extinguishment and commitment costs	—	(5,496)
Other income, net	24	87
Change in value of common stock warrants	4,270	(1,282)
Equity earnings (losses) from Laramie Energy, LLC	(45,031)	301
Total other income (expense), net	(59,411)	(25,100)

Loss before income taxes	(240,584)	(3,677)
Income tax benefit	18,247	64,769
Net income (loss)	$(222,337)	$61,092

Income (loss) per share
Basic	$(4.18)	$1.23
Diluted	$(4.18)	$1.14
Weighted-average number of shares outstanding
Basic	53,153	49,127
Diluted	53,153	55,550

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(222,337)	$61,092
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	21,283	20,957
Impairment expense	67,922	—
Debt extinguishment and commitment costs	—	5,496
Non-cash interest expense	1,634	2,574
Non-cash lower of cost or net realizable value adjustment	182,366	(3,752)
Change in value of common stock warrants	(4,270)	1,282
Deferred taxes	(18,373)	(65,129)
Stock-based compensation	1,615	1,535
Unrealized loss on derivative contracts	28,351	5,255
Equity (earnings) losses from Laramie Energy, LLC	45,031	(301)
Net changes in operating assets and liabilities:
Trade accounts receivable	30,989	(71,361)
Prepaid and other assets	20,719	(58,309)
Inventories	119,888	(76,766)
Deferred turnaround expenditures	(1,593)	—
Obligations under inventory financing agreements	(204,375)	82,870
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(54,351)	37,799
Net cash provided by (used in) operating activities	14,499	(56,758)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(274,291)
Proceeds from purchase price settlement related to asset acquisition	—	3,226
Capital expenditures	(14,948)	(17,864)
Other investing activities	5	188
Net cash used in investing activities	(14,943)	(288,741)
Cash flows from financing activities:
Proceeds from borrowings	55,000	383,006
Repayments of borrowings	(64,762)	(89,038)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(52,069)	56,967
Payment of deferred loan costs	—	(13,293)
Payments for debt extinguishment and commitment costs	—	(6,188)
Other financing activities, net	(1,660)	(734)
Net cash provided by (used in) financing activities	(63,491)	330,720
Net decrease in cash, cash equivalents, and restricted cash	(63,935)	(14,779)
Cash, cash equivalents, and restricted cash at beginning of period	128,428	75,819
Cash, cash equivalents, and restricted cash at end of period	$64,493	$61,040
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(8,552)	$(3,389)
Taxes	97	—
Non-cash investing and financing activities:
Accrued capital expenditures	$7,301	$9,457
Value of warrants reclassified to equity	3,936	—
ROU assets obtained in exchange for new finance lease liabilities	1,590	—
ROU assets obtained in exchange for new operating lease liabilities	2,996	14,130
ROU assets terminated in exchange for release from operating lease liabilities	7,738	—
Common stock issued for business combination	—	36,980

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	46,984	$470	$617,937	$(108,751)	$2,673	$512,329
Issuance of common stock for business combination	2,364	23	36,957	—	—	36,980
Stock-based compensation	246	3	1,532	—	—	1,535
Purchase of common stock for retirement	(44)	—	(734)	—	—	(734)
Net income	—	—	—	61,092	—	61,092
Balance, March 31, 2019	49,550	$496	$655,692	$(47,659)	$2,673	$611,202

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
Exercise of common stock warrants	351	3	3,933	—	—	3,936
Stock-based compensation	296	3	1,612	—	—	1,615
Purchase of common stock for retirement	(64)	(1)	(1,067)	—	—	(1,068)
Net loss	—	—	—	(222,337)	—	(222,337)
Balance, March 31, 2020	53,837	$538	$719,547	$(290,279)	$582	$430,388

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries with total throughput capacity of over 200 thousand barrels per day (“Mbpd”). Our refineries in Kapolei, Hawaii, Par East and Par West, produce ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces distillates, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Through March 31, 2020, we rebranded 40 of our fueling stations in Hawaii to Hele and 31 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of March 31, 2020, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

The worldwide spread and severity of a new coronavirus, referred to as COVID-19, and certain developments in the global crude oil markets have impacted our businesses, people, and operations. We are actively responding to these ongoing matters and many uncertainties remain. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 impact on our estimates and assumptions, financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable.
As of March 31, 2020 and December 31, 2019, trade receivables were $191.8 million and $228.7 million, respectively, both net of allowances of $1.2 million. We did not have a material change in our allowances during the three months ended March 31, 2020 or 2019.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$4,628	$3,866
Operating expense	14,451	12,947
General and administrative expense	801	782

Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides for optional expedients and allowable exceptions to GAAP to ease the potential burden in recognizing the effects of reference rate reform, especially in regards to the cessation of the London Interbank Offered Rate (“LIBOR”). ASU 2020-04 is applicable to contract modifications that meet certain requirements and are entered into between March 12, 2020 and December 31, 2022. We have several contracts that reference LIBOR, some of which terminate after LIBOR is anticipated to cease being reported in 2021. We are currently reviewing the effect that the election of ASU 2020-04 would have on our financial condition, results of operations, and cash flows.
Accounting Principles Adopted
On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by other ASUs issued since June 2016 (“ASU 2016-13”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2020 has not been

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

restated and continues to be reported under the accounting standards in effect for the period. There was no adjustment to our opening retained earnings as a result of the adoption of this ASU. Our adoption of ASU 2016-13 did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
ASU 2016-13 requires expected credit losses on financial instruments to be recorded over the estimated life of the financial instrument. Prior to this ASU, the guidance required recording of credit losses when those losses were incurred. ASU 2016-13 is applicable to credit losses and allowances on loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and certain other financial assets, but excludes derivative assets under FASB ASC Topic 815 “Derivatives and Hedging.”
On January 1, 2020, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminated Step 2 from the current goodwill impairment test. Under ASU 2017-04, an entity is no longer required to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU changed the policy under which we perform our goodwill impairment assessments by eliminating Step 2 of the test.
On January 1, 2020, we adopted ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amended, added, and removed certain disclosure requirements under FASB ASC Topic 820 “Fair Value Measurement.” The adoption of ASU 2018-13 did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
On January 1, 2020, we adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), using the prospective method and information that was presented prior to January 1, 2020 has not been restated and continues to be reported under the accounting standards in effect for that period. This ASU required entities to account for implementation costs incurred in a cloud computing agreement that is a service contract under the guidance in FASB ASC Topic 350, “Goodwill and Intangible Assets,” which results in a capitalized and amortizable intangible asset. The adoption of ASU 2018-15 did not have a material impact on our financial condition, results of operations, or cash flows.
Note 3—Investment in Laramie Energy, LLC
As of March 31, 2020, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $220 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of March 31, 2020, the balance outstanding on the revolving credit facility was approximately $190.0 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us. On April 23, 2020, Laramie Energy extended the credit facility from its original maturity date of December 15, 2020 to December 15, 2021.
At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for years 2022 through December 31, 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statement of operations for the three months ended March 31, 2020.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Three Months Ended March 31, 2020
Beginning balance	$46,905
Equity earnings from Laramie Energy	263
Impairment of our investment in Laramie Energy	(45,294)
Ending balance	$1,874

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$13,839	$23,367
Non-current assets	385,353	393,575
Current liabilities	17,983	229,687
Non-current liabilities	278,659	85,287

	Three Months Ended March 31,
	2020	2019
Natural gas and oil revenues	$34,713	$67,924
Income from operations	1,369	13,743
Net income (loss)	574	(2,983)

Laramie Energy’s net income for the three months ended March 31, 2020 includes $9.3 million of depreciation, depletion, and amortization (“DD&A”) and $2.4 million of unrealized gains on derivative instruments. Laramie Energy’s net loss for the three months ended March 31, 2019 includes $21.4 million of DD&A and $2.7 million of unrealized gains on derivative instruments.
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business (the “Washington Acquisition”). The Washington Acquisition included a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”), and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”). Please read Note 10—Debt for further information on the Term Loan B and Par Pacific Term Loan. In January 2019, we incurred $5.4 million of commitment fees associated with the funding of the Washington Acquisition. Such commitment fees are presented as Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the three months ended March 31, 2019.
In connection with the consummation of the Washington Acquisition, we assumed the Washington Refinery Intermediation Agreement with Merrill Lynch Commodities, Inc. (“MLC”) that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Please read Note 9—Inventory Financing Agreements for further information on the Washington Refinery Intermediation Agreement.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

A summary of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$16,146
Accounts receivable	34,954
Inventories	98,367
Prepaid and other assets	5,320
Property, plant, and equipment	412,766
Operating lease right-of-use assets	62,337
Goodwill (1)	42,522
Total assets (2)	672,412
Obligations under inventory financing agreements	(116,873)
Accounts payable	(55,357)
Current operating lease obligations	(21,571)
Other current liabilities	(18,411)
Long-term operating lease obligations	(40,766)
Deferred tax liability	(92,103)
Other non-current liabilities	(804)
Total liabilities	(345,885)
Total	$326,527
______________________________________________

(1)	We allocated $24.7 million and $17.8 million of goodwill to our refining and logistics segments, respectively.

(2)	We allocated $403.9 million and $268.5 million of total assets to our refining and logistics segments, respectively.
As of December 31, 2019, we finalized the Washington Acquisition purchase price allocation. We incurred $2.2 million of acquisition costs related to the Washington Acquisition for the three months ended March 31, 2019. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations.
The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the three months ended March 31, 2019, our results of operations included revenues of $245.8 million and loss before income taxes of $3.1 million related to U.S. Oil. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands except per share information):

Three Months Ended March 31,
2019
Revenues	$1,219,243
Net income	218

Income per share
Basic	$—
Diluted	$—

These pro forma results were based on estimates and assumptions that we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results for the three months ended March 31, 2019 include adjustments to record interest and other debt extinguishment costs related to issuance of the Term Loan B and Par Pacific Term Loan and to adjust U.S. Oil’s historical depreciation expense as a result of the fair value adjustment to Property, plant, and equipment, net. Additionally, the pro forma results include the elimination the $65.4 million tax benefit that was recognized by the Company in connection with the Washington Acquisition. Including this tax benefit, the pro forma net income would have been $65.6 million and the pro forma earnings per share and diluted earnings per share would have been $1.35 and $1.24 per share, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Note 5—Revenue Recognition
As of March 31, 2020 and December 31, 2019, receivables from contracts with customers were $182.8 million and $214.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $7.9 million as of both March 31, 2020 and December 31, 2019.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended March 31, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$286,598	$—	$72,847
Distillates (1)	583,708	—	8,450
Other refined products (2)	264,167	—	—
Merchandise	—	—	21,029
Transportation and terminalling services	—	59,150	—
Other revenue	13,653	—	487
Total segment revenues (3)	$1,148,126	$59,150	$102,813

Three Months Ended March 31, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$288,200	$—	$69,763
Distillates (1)	555,892	—	9,009
Other refined products (2)	301,446	—	—
Merchandise	—	—	20,609
Transportation and terminalling services	—	45,209	—
Other revenue	526	—	450
Total segment revenues (3)	$1,146,064	$45,209	$99,831
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at March 31, 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$34,527	$73,706	$108,233
Refined products and blendstock	76,506	72,426	148,932
Warehouse stock and other (2)	62,375	—	62,375
Total	$173,408	$146,132	$319,540

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Inventories at December 31, 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$117,717	$148,303	$266,020
Refined products and blendstock	127,966	158,737	286,703
Warehouse stock and other (2)	63,149	—	63,149
Total	$308,832	$307,040	$615,872

________________________________________________________

(1)	Please read Note 9—Inventory Financing Agreements for further information.

(2)
Includes $17.8 million and $19.1 million of RINs and environmental credits as of March 31, 2020 and December 31, 2019, respectively. RINs and environmental obligations of $38.3 million and $22.8 million are included in Other Liabilities on our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, there was a $176.4 million reserve for the lower of cost or net realizable value of inventory. As of December 31, 2019, there was no reserve for the lower of cost or net realizable value of inventory. Our last-in, first-out (“LIFO”) inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of March 31, 2020. As of December 31, 2019, the excess of current replacement cost over the LIFO inventory carrying value at the Washington refinery was approximately $6.4 million.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Advances to suppliers	$1,756	$27,635
Collateral posted with broker for derivative instruments (1)	19,043	10,306
Prepaid insurance	9,058	13,536
Derivative assets	—	2,075
Other	6,837	5,604
Total	$36,694	$59,156

_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.

Note 8—Goodwill
During the three months ended March 31, 2020, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$195,919
Impairment expense	(67,922)
Balance at March 31, 2020	$127,997

At March 31, 2020, we performed a quantitative goodwill impairment test of all of our reporting units due to (i) the global economic impact of the COVID-19 pandemic and (ii) a steep decline in current and forecasted prices and demand for crude oil and refined products. As part of our quantitative impairment test, we compared the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. In assessing the fair value of the reporting units, we primarily utilized a market approach based on observable multiples for comparable companies within our industry. Our refining reporting units in Hawaii and Washington were fully impaired, and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our condensed consolidated statement of operations for the three months ended March 31, 2020. The goodwill impairment expense was allocated to the Refining segment ($38.1 million) and to the Retail segment ($29.8 million).

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Note 9—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company LLC (“J. Aron”) to support the operations of our Par East Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of March 31, 2020, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity to be provided by Par West. The amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”) in limited and restricted circumstances.
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
For the three months ended March 31, 2020, we incurred approximately $6.9 million of inventory intermediation fees related to the Supply and Offtake Agreements, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2019, we incurred approximately $5.4 million of inventory intermediation fees related to the Supply and Offtake Agreements. For the three months ended March 31, 2020, Interest expense and financing costs, net, on our condensed consolidated statements of operations includes approximately $1.3 million of expenses related to the Supply and Offtake Agreements. For the three months ended March 31, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.7 million of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of March 31, 2020 and December 31, 2019, the capacity of the Deferred Payment Arrangement was $104.8 million and $155.5 million, respectively. As of March 31, 2020 and December 31, 2019, we had $79.3 million and $97.5 million outstanding, respectively, under the Deferred Payment Arrangements.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreements. As of March 31, 2020 and December 31, 2019, the receivable was $1.4 million and $0.5 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of the same, exclusively to MLC. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to early terminate as early as March 31, 2021.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity under the MLC receivable advances. As of March 31, 2020 and December 31, 2019, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $30.0 million and $63.8 million, respectively. Additionally, as of March 31, 2020 and December 31, 2019, we had approximately $100.0 million and $127.2 million in letters of credit outstanding through MLC’s credit support, respectively.
For the three months ended March 31, 2020 and 2019, we incurred approximately $1.1 million and $0.8 million of inventory intermediation fees, respectively, related to the Washington Refinery Intermediation Agreement, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.0 million and $1.2 million of expenses, respectively, related to the Washington Refinery Intermediation Agreement.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 11—Derivatives for further information.
Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2020	December 31, 2019
5.00% Convertible Senior Notes due 2021	$48,665	$48,665
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,424	1,433
Term Loan B	237,500	240,625
Retail Property Term Loan	43,645	44,014
Principal amount of long-term debt	631,234	634,737
Less: unamortized discount and deferred financing costs	(21,345)	(22,806)
Total debt, net of unamortized discount and deferred financing costs	609,889	611,931
Less: current maturities	(12,318)	(12,297)
Long-term debt, net of current maturities	$597,571	$599,634

As of March 31, 2020 and December 31, 2019, we had $0.2 million in letters of credit outstanding under the ABL Credit Facility and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.
Under the ABL Credit Facility, the indenture governing the 7.75% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

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
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets previously owned by the dissolved entities Mid Pac Petroleum, LLC and HIE Retail, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of March 31, 2020, the ABL Revolver had no outstanding balance and a borrowing base of approximately $49.0 million.
5.00% Convertible Senior Notes Due 2021
As of March 31, 2020, the outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $3.3 million, and the carrying amount of the liability component was $45.4 million. During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of our common stock with a fair value of $74.3 million. We recognized a loss of approximately $6.1 million related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in the year ended December 31, 2019. No loss was recognized related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in either the three months ended March 31, 2020 or 2019.
Term Loan B Facility
On January 11, 2019, Par Petroleum, LLC and Par Petroleum Finance Corp. entered into a new term loan facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time (the “Term Loan B Facility”), pursuant to which the lenders made the Term Loan B to the borrowers in the principal amount of $250.0 million on the closing date. The net proceeds from Term Loan B totaled $232.0 million after deducting the original issue discount, deferred financing costs, and commitment and other fees and were used to finance the Washington Acquisition.
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
Par Pacific Term Loan Agreement
On January 9, 2019, we entered into a loan agreement (the “Par Pacific Term Loan Agreement”) with Bank of Hawaii (“BOH”), pursuant to which BOH made a loan to the company in the principal amount of $45.0 million, the net proceeds of which were used to finance the Washington Acquisition.
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
For the Interim Periods Ended March 31, 2020 and 2019

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
The Retail Property Term Loan bears interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. The average effective interest rate for the three months ended March 31, 2020 on the Retail Property Term Loan was 3.2%. Principal and interest payments are payable monthly based on a 20-year amortization schedule, principal prepayments are allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, is due on April 1, 2024, the maturity date of the Retail Property Term Loan.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2020, we were in compliance with all of our debt instruments.
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
Note 11—Derivatives
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
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 12—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Our open futures and OTC swaps expire at various dates through December 2020. At March 31, 2020, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,485	(1,000)	485
Swaps	8,000	(8,000)	—
Total	9,485	(9,000)	485

At March 31, 2020, we also had option collars of 75 thousand barrels of crude oil per month that economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and expire in December 2020.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of March 31, 2020, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2020 and December 31, 2019 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2020	December 31, 2019
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$2,075
Commodity derivatives	Other accrued liabilities	(29,871)	(5,534)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(46,472)	173
MLC terminal obligation derivative	Obligations under inventory financing agreements	51,006	(14,717)
Interest rate derivatives	Other accrued liabilities	(897)	(314)
Interest rate derivatives	Other liabilities	(2,469)	(1,113)
_________________________________________________________

(1)
Does not include cash collateral of $19.0 million and $10.3 million recorded in Prepaid and other current assets and $9.5 million and $9.5 million in Other long-term assets as of March 31, 2020 and December 31, 2019, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2020	2019
Commodity derivatives	Cost of revenues (excluding depreciation)	$(57,159)	$(504)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(46,645)	(17,307)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	82,958	(12,942)
Interest rate derivatives	Interest expense and financing costs, net	(2,020)	1

Note 12—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of March 31, 2020, we had no common stock warrants outstanding. As of December 31, 2019, we had 354,350 common stock warrants outstanding. We estimated the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of December 31, 2019, the warrants had a weighted-average exercise price of $0.09 and a remaining term of 2.67 years. The estimated fair value of the common stock warrants was $23.16 per share as of December 31, 2019.
During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations published by commodity exchanges. Level 3 instruments are valued using significant unobservable inputs that are not readily observable in the market. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent/WTI indices, and contractual price differentials as defined in the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $10.6 per barrel to a premium of $26.2 per barrel as of March 31, 2020. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at March 31, 2020 or December 31, 2019. Please read Note 11—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2020 and December 31, 2019 are presented gross in the tables below (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$25,256	$—	$—	$25,256	$(25,256)	$—

Liabilities
Commodity derivatives	$(35,196)	$(19,931)	$—	$(55,127)	$25,256	$(29,871)
J. Aron repurchase obligation derivative	—	—	(46,472)	(46,472)	—	(46,472)
MLC terminal obligation derivative	—	—	51,006	51,006	—	51,006
Interest rate derivatives	—	(3,366)	—	(3,366)	—	(3,366)
Total	$(35,196)	$(23,297)	$4,534	$(53,959)	$25,256	$(28,703)

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,595	$2,075	$—	$6,670	$(4,595)	$2,075

Liabilities
Common stock warrants	$—	$—	$(8,206)	$(8,206)	$—	$(8,206)
Commodity derivatives	(10,129)	—	—	(10,129)	4,595	(5,534)
J. Aron repurchase obligation derivative	—	—	173	173	—	173
MLC terminal obligation derivative	—	—	(14,717)	(14,717)	—	(14,717)
Interest rate derivatives	—	(1,427)	—	(1,427)	—	(1,427)
Total	$(10,129)	$(1,427)	$(22,750)	$(34,306)	$4,595	$(29,711)
_________________________________________________________

(1)
Does not include cash collateral of $28.6 million and $19.8 million as of March 31, 2020 and December 31, 2019, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, at beginning of period	$(22,750)	$(922)
Settlements	(13,299)	—
Acquired	—	(8,654)
Total gains (losses) included in earnings	40,583	(17,165)
Balance, at end of period	$4,534	$(26,741)
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$45,387	$41,645
7.75% Senior Secured Notes due 2025 (1)	292,331	189,000
Mid Pac Term Loan (2)	1,424	1,424
Term Loan B Facility (1)	227,844	161,500
Retail Property Term Loan (2)	42,903	42,903

	December 31, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$44,783	$66,477
7.75% Senior Secured Notes due 2025 (1)	292,015	309,375
Mid Pac Term Loan (2)	1,433	1,433
Term Loan B Facility (1)	230,474	240,625
Retail Property Term Loan (2)	43,226	43,226
Common stock warrants (2)	8,206	8,206
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
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of March 31, 2020. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

The Retail Property Term Loan is subject to a market-based floating interest rate. The Mid Pac Term Loan is subject to a fixed interest rate of 4.375%. The carrying values of our Retail Property and Mid Pac Term Loans were determined to approximate fair value as of March 31, 2020 and December 31, 2019. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 13—Leases
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
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our right-of-use assets (“ROU assets”) and liabilities as of March 31, 2020 and December 31, 2019 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Finance	Property, plant, and equipment	$13,142	$11,552
Finance	Accumulated amortization	(4,927)	(4,447)
Finance	Property, plant, and equipment, net	$8,215	$7,105
Operating	Operating lease right-of-use assets	396,013	420,073
Total right-of-use assets		$404,228	$427,178

Liabilities
Current
Finance	Other accrued liabilities	$1,844	$1,784
Operating	Operating lease liabilities	67,508	79,999
Long-term
Finance	Finance lease liabilities	7,251	6,227
Operating	Operating lease liabilities	331,926	340,909
Total lease liabilities		$408,529	$428,919

Weighted-average remaining lease term (in years)
Finance		5.93	5.69
Operating		10.54	10.26
Weighted-average discount rate
Finance		7.48%	6.68%
Operating		7.79%	7.88%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

The following table summarizes the lease costs recognized on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost type	2020	2019
Finance lease cost
Amortization of finance lease ROU assets	$480	$499
Interest on lease liabilities	167	156
Operating lease cost	26,970	23,412
Variable lease cost	2,695	1,630
Short-term lease cost	199	253
Net lease cost	$30,511	$25,950

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2020	2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$388	$342
Operating cash flows from finance leases	162	156
Operating cash flows from operating leases	24,986	21,045
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,590	—
ROU assets obtained in exchange for new operating lease liabilities	2,996	14,130
ROU assets terminated in exchange for release from operating lease liabilities	7,738	—

The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2020 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2020 (1)	$1,874	$78,778	$80,652
2021	1,894	68,275	70,169
2022	1,682	67,176	68,858
2023	1,678	53,401	55,079
2024	1,379	43,665	45,044
2025	1,164	42,345	43,509
Thereafter	1,658	200,221	201,879
Total lease payments	11,329	553,861	565,190
Less amount representing interest	(2,234)	(154,427)	(156,661)
Present value of lease liabilities	$9,095	$399,434	$408,529
_________________________________________________________

(1)	Represents period from April 1, 2020 to December 31, 2020.
Additionally, the Company has $8.9 million and $1.2 million in future undiscounted cash flows for multiple operating leases and three finance leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency (“EPA”) and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2020, we have accrued $16.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Additionally, the EPA’s final rule updating standards that control toxic air emissions from petroleum refineries imposed additional controls and monitoring requirements on flaring operations, storage tanks, sulfur recovery units, delayed coking units, and required fenceline monitoring. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. The DOH’s GHG regulation allows, and the Hawaii refineries submitted, a GHG reduction plan, which includes an assessment of alternatives which demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.
In 2007, the U.S. Congress passed the Energy Independence and Security Act (the “EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. On March 31, 2020, the agencies released updated fuel economy and vehicle emissions standards, which provide for an increase in stringency by 1.5% each year through model year 2026, as compared with the standards issued in 2012 that required 5% annual increases. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
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
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) were lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refineries and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization (“IMO”) standards and deadline. The more stringent standards apply universally to both U.S. and foreign-flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refineries are capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refineries remain in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

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
As of March 31, 2020, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

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
Note 15—Stockholders’ Equity
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted Stock Awards	$915	$946
Restricted Stock Units	320	254
Stock Option Awards	380	335

During the three months ended March 31, 2020, we granted 260 thousand shares of restricted stock and restricted stock units with a fair value of approximately $5.2 million. As of March 31, 2020, there were approximately $10.3 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
During the three months ended March 31, 2020, we granted 279 thousand stock option awards with a weighted-average exercise price of $19.73 per share. As of March 31, 2020, there were approximately $4.1 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
During the three months ended March 31, 2020, we granted 47 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $0.9 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of March 31, 2020, there were approximately $1.6 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Note 16—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 249 thousand and 354 thousand shares during the three months ended March 31, 2020 and March 31, 2019, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(222,337)	$61,092
Less: Undistributed income allocated to participating securities (1)	—	693
Net income (loss) attributable to common stockholders	(222,337)	60,399
Plus: Net income effect of convertible securities	—	2,756
Numerator for diluted income (loss) per common share	$(222,337)	$63,155

Basic weighted-average common stock shares outstanding	53,153	49,127
Plus: dilutive effects of common stock equivalents (2)	—	6,423
Diluted weighted-average common stock shares outstanding	53,153	55,550

Basic income (loss) per common share	$(4.18)	$1.23
Diluted income (loss) per common share	$(4.18)	$1.14
________________________________________________________

(1)
Participating securities include restricted stock that had been issued but has not yet vested during the three months ended March 31, 2019. These participating securities were fully vested as of December 31, 2019.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three months ended March 31, 2020.

For the three months ended March 31, 2019, our calculation of diluted shares outstanding excluded 359 thousand shares of restricted stock and 1.9 million stock options.
As discussed in Note 10—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three months ended March 31, 2019, diluted income per share was determined using the if-converted method.
Note 17—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2020 and December 31, 2019.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of March 31, 2020 and December 31, 2019.
As of December 31, 2019, we had approximately $1.4 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

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
Note 18—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,148,126	$59,150	$102,813	$(106,006)	$1,204,083
Cost of revenues (excluding depreciation)	1,213,353	31,436	71,430	(106,008)	1,210,211
Operating expense (excluding depreciation)	52,244	4,271	16,876	—	73,391
Depreciation, depletion, and amortization	12,994	4,667	2,799	823	21,283
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	11,784	11,784
Acquisition and integration costs	—	—	—	665	665
Operating income (loss)	$(168,570)	$18,776	$(18,109)	$(13,270)	$(181,173)
Interest expense and financing costs, net					(18,674)
Other income, net					24
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(45,031)
Loss before income taxes					(240,584)
Income tax benefit					18,247
Net loss					$(222,337)

Capital expenditures	$6,083	$7,218	$1,334	$313	$14,948

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Three Months Ended March 31, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,146,064	$45,209	$99,831	$(99,769)	$1,191,335
Cost of revenues (excluding depreciation)	1,062,568	26,530	71,338	(99,704)	1,060,732
Operating expense (excluding depreciation)	55,255	2,364	16,055	—	73,674
Depreciation, depletion, and amortization	13,878	3,896	2,374	809	20,957
General and administrative expense (excluding depreciation)	—	—	—	11,665	11,665
Acquisition and integration costs	—	—	—	2,884	2,884
Operating income (loss)	$14,363	$12,419	$10,064	$(15,423)	$21,423
Interest expense and financing costs, net					(18,710)
Debt extinguishment and commitment costs					(5,496)
Other income, net					87
Change in value of common stock warrants					(1,282)
Equity earnings from Laramie Energy, LLC					301
Loss before income taxes					(3,677)
Income tax benefit					64,769
Net income					$61,092

Capital expenditures	$9,446	$5,513	$2,479	$426	$17,864

________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $106.0 million and $99.8 million for the three months ended March 31, 2020 and 2019, respectively.
Note 19—Related Party Transactions
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three months ended March 31, 2020 or 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2020 and 2019

Note 20—Subsequent Events
Term Loan Agreement
On April 13, 2020, Par Hawaii, LLC (“PHL”), our wholly owned subsidiary, entered into a Term Loan Agreement (“PHL Term Loan”) with American Savings Bank F.S.B., which provided a term loan in the principal amount of approximately $6.0 million. The proceeds from the PHL Term Loan were used to finance PHL’s equity in certain real property. The PHL Term Loan bears interest at a fixed rate of 2.750% per annum. Principal and interest payments are payable monthly based on a 25-year amortization schedule, principal prepayments are allowed with no prepayment charge, and the remaining principal, plus any unpaid interest or other charges, is due on April 15, 2030, the maturity date of the PHL Term Loan. The PHL Term Loan is guaranteed by Par Petroleum, LLC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
Our business is organized into three primary segments:
1) Refining - We own and operate four refineries with total throughput capacity of over 200 Mbpd. Our refineries in Kapolei, Hawaii, Par East and Par West, produce ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces distillates, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock locations. Through March 31, 2020, we rebranded 40 of our fueling stations in Hawaii to Hele and 31 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of March 31, 2020, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
We have four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 18—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Recent Events Affecting Comparability of Periods
On March 11, 2020, the World Health Organization (“WHO”) declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, have caused severe disruptions in the worldwide economy, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations. In addition, at the beginning of March, OPEC, Russia, and other allied producers failed to agree on crude oil production levels, contributing to additional volatility in the market and further declines in crude oil prices.
In response to the continued spread of COVID-19 in the United States, federal, state, and local governments have imposed various restrictions designed to slow the pace of the outbreak. Individuals and companies have also taken action to prevent the spread of COVID-19 through social distancing, reduced travel, and reductions in or complete elimination of public or larger gatherings. As a result, airlines have dramatically cut back on flights and motor vehicle use, tourist traffic, and seasonal driving patterns have been severely affected, all of which have significantly reduced the demand for jet fuel and consumer gasoline.
The impact of the WHO pandemic announcement on March 11 was reflected in a reduction in Brent and WTI crude oil prices of approximately 35% and 33%, respectively, from the last week in February 2020 to the week ending March 13, 2020.
In mid to late March 2020, Texas, Washington, Hawaii, and Wyoming all issued either statewide stay-at-home orders or had individual county stay-at-home orders. We have been actively responding to the impacts that these matters are having on our business. Non-essential workers from all of our locations have been working remotely since mid-March. We decreased throughput rates at our Hawaii and Wyoming refineries in response to reduced refined product demand, idled certain refining units at our Hawaii refineries, and announced a delay in the timing of our planned turnaround in Hawaii until the third quarter of 2020. In addition, we have adjusted production of certain refined products to meet the changing local demand profile. We continue to maintain an ample supply of refined product to meet the refined product needs in the regions in which we operate. On May 5, 2020, we announced that 29 employees were furloughed in response to the previously announced decline in throughput rates at our refineries in Kapolei, Hawaii, and our President and Chief Executive Officer and the independent members of the Company’s Board of Directors have reduced their cash salaries by 75%.
In addition, we are taking measures to address our liquidity, including plans to defer or delay certain capital expenditures originally planned for 2020 and early 2021 related to turnaround activities at three of our refineries. We have also taken actions to reduce operating expenses across our business. These measures are expected to reduce our cash outlays for 2020 by approximately $70 million to $80 million. The decline in interest rates associated with a significant portion of our long-term debt and our inventory financing arrangements, and reduced borrowings under those inventory financing arrangements, are expected to reduce our interest and financing costs, although reduced commodity prices may lower our borrowing base availabilities. In addition, reduced commodity prices have also materially lowered the energy expenses and yield loss associated with our refining activities.
We believe the steps we have taken have strengthened our ability to operate through current conditions. We also expect to utilize some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and various state-specific provisions. Our bad debt provision may increase in 2020 if the creditworthiness of our customers deteriorates. The economic environment is fluid and highly uncertain and, while the industrial sector may begin to rebound in the second quarter, consumer and industrial demand for refined products may have a longer recovery period. Supply chain issues may also prevent industrial production from ramping up on a timely basis to address recovering demand. We continue to maintain existing processes and procedures, including but not limited to processes and procedures around protection of our technology systems and proprietary data, even though a significant number of our employees are working from home. During this time of uncertainty, the health and wellbeing of our employees and customers are our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.
The financial results contained in this Quarterly Report on Form 10-Q reflect some of the reduced activity experienced in the latter part of the first quarter of 2020 in the regions in which we operate. The COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 impact on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net Income (Loss). Our financial results for the first quarter of 2020 were primarily driven by non-cash charges associated with lower of cost or net realizable value adjustments of $182.4 million, goodwill impairments of $67.9 million, and an other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy. Our net income (loss) decreased from net income of $61.1 million for the three months ended March 31, 2019 to a net loss of $222.3 million for the three months ended March 31, 2020. Other factors impacting our results period over period include unfavorable feedstock differentials and crack spreads in Hawaii, lower margins at our Wyoming refinery due to the decline in crude oil prices (“FIFO impact”), increased Renewable Identification Numbers (“RINs”) expenses, and a decrease in income tax benefits, partially offset by improved crack spreads at the Washington refinery, declines in our debt extinguishment and commitment costs, and the change in value of the common stock warrants.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2020, Adjusted EBITDA was $10.7 million compared to $47.6 million for the three months ended March 31, 2019. The decrease was primarily related to unfavorable feedstock differentials and crack spreads at our Hawaii refineries, and a $14.5 million unfavorable FIFO impact at our Wyoming refinery, partially offset by improved crack spreads at our Washington refinery and increased sales volumes of 6% and 7% at our Hawaii and Washington refineries, respectively.
For the three months ended March 31, 2020, Adjusted Net Income (Loss) was a loss of $30.2 million compared to income of $6.4 million for the three months ended March 31, 2019. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA.
The following tables summarize our consolidated results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change(1)
Revenues	$1,204,083	$1,191,335	$12,748	1%
Cost of revenues (excluding depreciation)	1,210,211	1,060,732	149,479	14%
Operating expense (excluding depreciation)	73,391	73,674	(283)	—%
Depreciation, depletion, and amortization	21,283	20,957	326	2%
Impairment expense	67,922	—	67,922	NM
General and administrative expense (excluding depreciation)	11,784	11,665	119	1%
Acquisition and integration costs	665	2,884	(2,219)	(77)%
Total operating expenses	1,385,256	1,169,912
Operating income (loss)	(181,173)	21,423
Other income (expense)
Interest expense and financing costs, net	(18,674)	(18,710)	36	—%
Debt extinguishment and commitment costs	—	(5,496)	5,496	100%
Other income, net	24	87	(63)	(72)%
Change in value of common stock warrants	4,270	(1,282)	5,552	433%
Equity earnings (losses) from Laramie Energy, LLC	(45,031)	301	(45,332)	(15,060)%
Total other income (expense), net	(59,411)	(25,100)
Loss before income taxes	(240,584)	(3,677)
Income tax benefit	18,247	64,769	(46,522)	(72)%
Net income (loss)	$(222,337)	$61,092
________________________________________________________
(1) NM - Not meaningful

The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2020 and 2019 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended March 31, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,148,126	$59,150	$102,813	$(106,006)	$1,204,083
Cost of revenues (excluding depreciation)	1,213,353	31,436	71,430	(106,008)	1,210,211
Operating expense (excluding depreciation)	52,244	4,271	16,876	—	73,391
Depreciation, depletion, and amortization	12,994	4,667	2,799	823	21,283
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	11,784	11,784
Acquisition and integration costs	—	—	—	665	665
Operating income (loss)	$(168,570)	$18,776	$(18,109)	$(13,270)	$(181,173)

Three months ended March 31, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,146,064	$45,209	$99,831	$(99,769)	$1,191,335
Cost of revenues (excluding depreciation)	1,062,568	26,530	71,338	(99,704)	1,060,732
Operating expense (excluding depreciation)	55,255	2,364	16,055	—	73,674
Depreciation, depletion, and amortization	13,878	3,896	2,374	809	20,957
General and administrative expense (excluding depreciation)	—	—	—	11,665	11,665
Acquisition and integration costs	—	—	—	2,884	2,884
Operating income (loss)	$14,363	$12,419	$10,064	$(15,423)	$21,423
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $106.0 million and $99.8 million for the three months ended March 31, 2020 and 2019, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	151.5	162.3
Refined product sales volume (Mbpd) (1)	179.7	166.0

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	94.9	113.0
Par East Throughput (Mbpd)	69.8	72.5
Par West Throughput (Mbpd)	25.1	40.5

Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.7%	22.8%
Distillates	48.1%	42.5%
Fuel oils	22.3%	29.0%
Other products	0.6%	2.1%
Total yield	95.7%	96.4%

Refined product sales volume (Mbpd)
On-island sales volume	119.5	106.9
Exports sales volume	—	5.7
Total refined product sales volume	119.5	112.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$0.24	$3.74
Production costs per bbl ($/throughput bbl) (3)	3.36	2.81
DD&A per bbl ($/throughput bbl)	0.33	0.44

Washington Refinery
Feedstocks Throughput (Mbpd) (1)	40.9	37.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.4%	24.2%
Distillates	35.5%	36.5%
Asphalt	18.0%	16.2%
Other products	19.4%	20.7%
Total yield	96.3%	97.6%

Refined product sales volume (Mbpd) (1)	43.7	41.0

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$9.14	$8.88
Production costs per bbl ($/throughput bbl) (3)	3.40	4.87
DD&A per bbl ($/throughput bbl)	1.42	1.88

	Three Months Ended March 31,
	2020	2019
Wyoming Refinery
Feedstocks Throughput (Mbpd)	15.7	16.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	51.0%	52.8%
Distillates	44.7%	41.9%
Fuel oils	1.6%	1.5%
Other products	0.6%	0.8%
Total yield	97.9%	97.0%

Refined product sales volume (Mbpd)	16.5	17.0

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$(0.81)	$14.55
Production costs per bbl ($/throughput bbl) (3)	6.51	7.69
DD&A per bbl ($/throughput bbl)	3.40	2.65

Market Indices ($ per barrel)
3-1-2 Singapore Crack Spread (4)	$8.11	$9.15
Pacific Northwest 5-2-2-1 Index (5)	13.24	11.09
Wyoming 3-2-1 Index (6)	15.86	15.09

Crude Prices ($ per barrel)
Brent	$50.82	$63.83
WTI	45.98	54.90
ANS	52.27	64.09
Bakken Clearbrook	42.67	54.84
WCS Hardisty	27.96	44.26
Brent M1-M3	(0.54)	0.07
________________________________________________________

(1)
Feedstocks throughput and sales volumes per day for the Washington refinery for the three months ended March 31, 2019 are calculated based on the 80-day period for which we owned the Washington refinery in 2019. As such, the amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three months ended March 31, 2019 plus the Washington refinery’s throughput or sales volumes averaged over the period from January 11, 2019 to March 31, 2019. The 2020 amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three months ended March 31, 2020.

(2)
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

(3)
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

(4)
After completing the acquisition of Par West in December 2018, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator of our current operations in Hawaii.

(5)
We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The 2019 price for the three months ended March 31, 2019 represents the price averaged over the period from January 11, 2019 to March 31, 2019.

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

Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Retail Segment
Retail sales volumes (thousands of gallons)	28,441	29,734
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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); impairment expense; inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase and terminal obligations, and purchase price allocation adjustments); depreciation, depletion, and amortization (“DD&A”); RINs loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis); and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin.
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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2020	Refining	Logistics	Retail
Operating income (loss)	$(168,570)	$18,776	$(18,109)
Operating expense (excluding depreciation)	52,244	4,271	16,876
Depreciation, depletion, and amortization	12,994	4,667	2,799
Impairment expense	38,105	—	29,817
Inventory valuation adjustment	72,352	—	—
RINs loss in excess of net obligation	6,602	—	—
Unrealized loss on derivatives	22,876	—	—
Adjusted Gross Margin	$36,603	$27,714	$31,383

Three months ended March 31, 2019	Refining	Logistics	Retail
Operating income	$14,363	$12,419	$10,064
Operating expense (excluding depreciation)	55,255	2,364	16,055
Depreciation, depletion, and amortization	13,878	3,896	2,374
Inventory valuation adjustment	385	—	—
RINs gain in excess of net obligation	(4,512)	—	—
Unrealized loss on derivatives	6,298	—	—
Adjusted Gross Margin (1)	$85,667	$18,679	$28,493
________________________________________

(1)	For the three months ended March 31, 2019, there was no impairment expense recorded in Operating income (loss).
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, RINs loss (gain) in excess of net obligation, and impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, income taxes, DD&A, and equity losses (earnings) from Laramie Energy, excluding Par’s share of unrealized loss (gain) on derivatives, the impairment of Par’s investment, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(222,337)	$61,092
Inventory valuation adjustment	72,352	385
RINs loss (gain) in excess of net obligation	6,602	(4,512)
Unrealized loss on derivatives	22,876	6,342
Acquisition and integration costs	665	2,884
Debt extinguishment and commitment costs	—	5,496
Changes in valuation allowance and other deferred tax items (1)	(18,373)	(65,351)
Change in value of common stock warrants	(4,270)	1,282
Severance costs	149	—
Impairment expense	67,922	—
Impairments of Laramie Energy, LLC (2)	45,294	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	(1,110)	(1,231)
Adjusted Net Income (Loss) (3)	(30,230)	6,387
Depreciation, depletion, and amortization	21,283	20,957
Interest expense and financing costs, net	18,674	18,710
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	847	930
Income tax expense	126	582
Adjusted EBITDA	$10,700	$47,566
________________________________________

(1)
Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax benefit on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three months ended March 31, 2020 and 2019, there was no (gain) loss on sale of assets or change in value of contingent consideration.
Factors Impacting Segment Results
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Refining. Operating loss for our refining segment was $168.6 million for the three months ended March 31, 2020, a decrease of $183.0 million compared to operating income of $14.4 million for the three months ended March 31, 2019. The decrease in profitability was primarily driven by lower of cost or net realizable value adjustments of $182.4 million and goodwill impairment charges of $38.1 million. These decreases were partially offset by gains associated with our obligations under our inventory financing agreements, improved crack spreads and sales volumes at our Washington Refinery. Other factors impacting refining segment results include unfavorable feedstock differentials in Hawaii, a $14.5 million unfavorable FIFO inventory valuation impact at our Wyoming refinery, and higher RINs costs.
Logistics. Operating income for our logistics segment was $18.8 million for the three months ended March 31, 2020, an increase of $6.4 million compared to operating income of $12.4 million for the three months ended March 31, 2019. The increase is primarily due to increased throughput at our SPM in Hawaii and increased storage and rail transportation volumes in Washington.
Retail. Operating loss for our retail segment was $18.1 million for the three months ended March 31, 2020, a decrease of $28.2 million compared to operating income of $10.1 million for the three months ended March 31, 2019. The decrease was primarily due to impairment charges of $29.8 million, a 4% decline in sales volumes, and increased operating costs, partially offset by a 19% increase in fuel margins.
Adjusted Gross Margin
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Refining. For the three months ended March 31, 2020, our refining Adjusted Gross Margin was $36.6 million, a decrease of $49.1 million compared to $85.7 million for the three months ended March 31, 2019. Adjusted Gross Margin at our Hawaii refineries decreased from $3.74 per barrel during the first quarter of 2019 to $0.24 per barrel during the first quarter of 2020 primarily due to unfavorable feedstock differentials and crack spreads. Adjusted Gross Margin at our Wyoming refinery decreased from $14.55 per barrel during the first quarter of 2019 to $(0.81) per barrel during the first quarter of 2020 primarily due to the significant decline in crude oil prices leading to an unfavorable FIFO impact of $14.5 million as a result of the timing of our inventory turns. The decreases in Hawaii and Wyoming were offset by improved margins at our Washington refinery driven by a 19% increase in the Pacific Northwest 5-2-2-1 and a 7% increase in sales volumes.
Logistics. For the three months ended March 31, 2020, our logistics Adjusted Gross Margin was $27.7 million, an increase of $9.0 million compared to $18.7 million for the three months ended March 31, 2019. The increase was primarily driven by increased storage and rail transportation volumes in Washington and increased throughput at our SPM in Hawaii.
Retail. For the three months ended March 31, 2020, our retail Adjusted Gross Margin was $31.4 million, an increase of $2.9 million when compared to $28.5 million for the three months ended March 31, 2019. The increase was primarily due to a 19% increase in fuel margins, offset by a 4% decline in sales volumes.
Discussion of Consolidated Results
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Revenues. For both of the three months ended March 31, 2020 and three months ended March 31, 2019, revenues were $1.2 billion. The $9.9 million increase in third-party refining segment revenue was a result of the full three-month contribution of the Washington Acquisition compared to the 80-day contribution in 2019 and a 7% increase in sales volume. The Washington Acquisition contributed third-party revenues of approximately $267.5 million for the three months ended March 31, 2020, as compared to $245.8 million for the 80-day period from January 11, 2019 to March 31, 2019. These increases at our Washington refinery were partially offset by decreases in Brent and WTI crude oil prices, which averaged $50.82 and $45.98 per barrel during the first quarter of 2020 compared to $63.83 and $54.90 per barrel during the first quarter of 2019, respectively. Revenues at our retail segment increased $3.0 million primarily due to a 19% increase in fuel margins, partially offset by a 4% decline in sales volumes.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2020, cost of revenues (excluding depreciation) was $1.2 billion, a $0.1 billion increase compared to $1.1 billion for the three months ended March 31, 2019. The increase was primarily driven by lower of cost or net realizable value adjustments of $182.4 million and higher feedstock costs at our Hawaii refineries, partially offset by decreases in Brent and WTI crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2020, operating expense (excluding depreciation) was $73.4 million, which is relatively consistent with $73.7 million for the three months ended March 31, 2019.
Depreciation, Depletion, and Amortization. For the three months ended March 31, 2020, DD&A was $21.3 million, which is relatively consistent with $21.0 million for the three months ended March 31, 2019.
Impairment Expense. During the three months ended March 31, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments. Please read Note 8—Goodwill to our condensed consolidated financial statements for further discussion on the goodwill impairment. There was no impairment expense for the three months ended March 31, 2019.
General and Administrative Expense (Excluding Depreciation).  For the three months ended March 31, 2020, general and administrative expense (excluding depreciation) was approximately $11.8 million, which is relatively consistent with $11.7 million for the three months ended March 31, 2019.
Acquisition and Integration Costs.  For the three months ended March 31, 2020, we incurred $0.7 million of costs primarily related to integration costs associated with the Washington Acquisition. For the three months ended March 31, 2019, we incurred $2.9 million of acquisition and integration costs primarily related to the Washington Acquisition which closed on January 11, 2019 and the Par West acquisition which closed on December 19, 2018.

Interest Expense and Financing Costs, Net. For both of the three months ended March 31, 2020 and three months ended March 31, 2019, our interest expense and financing costs were $18.7 million. Please read Note 10—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2020, the change in value of common stock warrants resulted in income of $4.3 million, a change of $5.6 million when compared to a loss of approximately $1.3 million for the three months ended March 31, 2019. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. For the three months ended March 31, 2020, our stock price decreased from $23.24 per share as of December 31, 2019 to $7.10 per share as of March 31, 2020. During the three months ended March 31, 2019, our stock price increased from $14.18 per share as of December 31, 2018 to $17.81 per share as of March 31, 2019.
Debt Extinguishment and Commitment Costs. For the three months ended March 31, 2019, our debt extinguishment costs were $5.5 million and represent the commitment and other fees associated with the financing of the Washington Acquisition. Please read Note 10—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the three months ended March 31, 2020.
Equity Earnings (Losses) from Laramie Energy, LLC. For the three months ended March 31, 2020, equity losses from Laramie Energy were $45.0 million, a decrease of $45.3 million compared to equity earnings of $0.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we recorded an other-than-temporary impairment charge of $45.3 million related to our investment in Laramie Energy. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the three months ended March 31, 2020, we recorded an income tax benefit of $18.2 million primarily related to a $18.4 million deferred tax benefit driven by the increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments. For the three months ended March 31, 2019, we recorded an income tax benefit of $64.8 million primarily driven by a $65.4 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
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

	As of March 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,973	$57,513	$1,594	$62,080
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	191,784	4	191,788
Inventories	—	319,540	—	319,540
Prepaid and other current assets	9,461	26,738	495	36,694
Due from related parties	181,494	—	(181,494)	—
Total current assets	194,671	597,245	(179,401)	612,515
Property, plant, and equipment
Property, plant, and equipment	21,349	1,104,681	37,792	1,163,822
Less accumulated depreciation, depletion, and amortization	(12,853)	(189,468)	(2,403)	(204,724)
Property, plant, and equipment, net	8,496	915,213	35,389	959,098
Long-term assets
Operating lease right-of-use assets	4,139	409,338	(17,464)	396,013
Investment in Laramie Energy, LLC	—	—	1,874	1,874
Investment in subsidiaries	412,078	—	(412,078)	—
Intangible assets, net	—	20,886	—	20,886
Goodwill	—	125,399	2,598	127,997
Other long-term assets	721	21,817	—	22,538
Total assets	$620,105	$2,089,898	$(569,082)	$2,140,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,782	$1,536	$12,318
Obligations under inventory financing agreements	—	399,718	—	399,718
Accounts payable	2,690	92,387	1,484	96,561
Deferred revenue	—	7,884	—	7,884
Accrued taxes	—	27,212	131	27,343
Operating lease liabilities	700	70,917	(4,109)	67,508
Other accrued liabilities	9,252	108,739	(1,448)	116,543
Due to related parties	125,915	28,119	(154,034)	—
Total current liabilities	138,557	745,758	(156,440)	727,875
Long-term liabilities
Long-term debt, net of current maturities	45,387	510,817	41,367	597,571
Finance lease liabilities	130	7,121	—	7,251
Operating lease liabilities	5,413	339,868	(13,355)	331,926
Other liabilities	230	119,018	(73,338)	45,910
Total liabilities	189,717	1,722,582	(201,766)	1,710,533
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	538	—	—	538
Additional paid-in capital	719,547	333,893	(333,893)	719,547
Accumulated earnings (deficit)	(290,279)	32,011	(32,011)	(290,279)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	430,388	367,316	(367,316)	430,388
Total liabilities and stockholders’ equity	$620,105	$2,089,898	$(569,082)	$2,140,921

	As of December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,309	$118,812	$894	$126,015
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	228,707	11	228,718
Inventories	—	615,872	—	615,872
Prepaid and other current assets	12,325	46,470	361	59,156
Due from related parties	180,686	—	(180,686)	—
Total current assets	200,063	1,011,531	(179,420)	1,032,174
Property, plant, and equipment
Property, plant, and equipment	20,961	1,088,230	37,792	1,146,983
Less accumulated depreciation, depletion, and amortization	(12,117)	(170,607)	(2,316)	(185,040)
Property, plant, and equipment, net	8,844	917,623	35,476	961,943
Long-term assets
Operating lease right-of-use assets	4,276	434,909	(19,112)	420,073
Investment in Laramie Energy, LLC	—	—	46,905	46,905
Investment in subsidiaries	636,742	—	(636,742)	—
Intangible assets, net	—	21,549	—	21,549
Goodwill	—	193,321	2,598	195,919
Other long-term assets	1,128	20,869	—	21,997
Total assets	$851,053	$2,599,802	$(750,295)	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,777	$1,520	$12,297
Obligations under inventory financing agreements	—	656,162	—	656,162
Accounts payable	2,597	158,323	1,482	162,402
Deferred revenue	—	7,905	—	7,905
Accrued taxes	—	30,745	68	30,813
Operating lease liabilities	698	84,366	(5,065)	79,999
Other accrued liabilities	14,591	72,670	(2,517)	84,744
Due to related parties	125,778	101,936	(227,714)	—
Total current liabilities	143,664	1,122,884	(232,226)	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	44,783	513,145	41,706	599,634
Common stock warrants	8,206	—	—	8,206
Finance lease liabilities	223	6,004	—	6,227
Operating lease liabilities	5,629	349,327	(14,047)	340,909
Other liabilities	306	120,001	(57,287)	63,020
Total liabilities	202,811	2,111,361	(261,854)	2,052,318
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	533	—	—	533
Additional paid-in capital	715,069	293,006	(293,006)	715,069
Accumulated earnings (deficit)	(67,942)	194,023	(194,023)	(67,942)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	648,242	488,441	(488,441)	648,242
Total liabilities and stockholders’ equity	$851,053	$2,599,802	$(750,295)	$2,700,560

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,204,081	$2	$1,204,083

Operating expenses
Cost of revenues (excluding depreciation)	—	1,210,211	—	1,210,211
Operating expense (excluding depreciation)	—	74,574	(1,183)	73,391
Depreciation, depletion, and amortization	736	20,417	130	21,283
Impairment expense	—	67,922	—	67,922
General and administrative expense (excluding depreciation)	3,001	8,783	—	11,784
Acquisition and integration costs	—	665	—	665
Total operating expenses	3,737	1,382,572	(1,053)	1,385,256

Operating income (loss)	(3,737)	(178,491)	1,055	(181,173)

Other income (expense)
Interest expense and financing costs, net	(1,228)	(15,030)	(2,416)	(18,674)
Other income (expense), net	10	14	—	24
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(221,652)	—	221,652	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(45,031)	(45,031)
Total other income (expense), net	(218,600)	(15,016)	174,205	(59,411)

Income (loss) before income taxes	(222,337)	(193,507)	175,260	(240,584)
Income tax benefit (expense) (1)	—	31,495	(13,248)	18,247
Net income (loss)	$(222,337)	$(162,012)	$162,012	$(222,337)

Adjusted EBITDA	$(2,930)	$12,445	$1,185	$10,700

(1)
The income tax benefit (expense) of the Parent Guarantor and Issuer and Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,191,326	$9	$1,191,335

Operating expenses
Cost of revenues (excluding depreciation)	—	1,060,732	—	1,060,732
Operating expense (excluding depreciation)	—	73,674	—	73,674
Depreciation, depletion, and amortization	752	20,199	6	20,957
General and administrative expense (excluding depreciation)	4,994	6,682	(11)	11,665
Acquisition and integration costs	2	2,882	—	2,884
Total operating expenses	5,748	1,164,169	(5)	1,169,912

Operating income (loss)	(5,748)	27,157	14	21,423

Other income (expense)
Interest expense and financing costs, net	(382)	(18,328)	—	(18,710)
Debt extinguishment and commitment costs	(142)	(5,354)	—	(5,496)
Other income (expense), net	107	(20)	—	87
Change in value of common stock warrants	(1,282)	—	—	(1,282)
Equity earnings (losses) from subsidiaries	68,689	—	(68,689)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	301	301
Total other income (expense), net	66,990	(23,702)	(68,388)	(25,100)

Income (loss) before income taxes	61,242	3,455	(68,374)	(3,677)
Income tax benefit (expense) (1)	(150)	(1,482)	66,401	64,769
Net income (loss)	$61,092	$1,973	$(1,973)	$61,092

Adjusted EBITDA	$(4,887)	$52,433	$20	$47,566

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(222,337)	$(162,012)	$162,012	$(222,337)
Inventory valuation adjustment	—	72,352	—	72,352
RINs loss (gain) in excess of net obligation	—	6,602	—	6,602
Unrealized loss on derivatives	—	22,876	—	22,876
Acquisition and integration costs	—	665	—	665
Changes in valuation allowance and other deferred tax items (1)	—	—	(18,373)	(18,373)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	61	88	—	149
Impairment expense	—	67,922	—	67,922
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Depreciation, depletion, and amortization	736	20,417	130	21,283
Interest expense and financing costs, net	1,228	15,030	2,416	18,674
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	847	847
Equity losses (income) from subsidiaries	221,652	—	(221,652)	—
Income tax expense (benefit)	—	(31,495)	31,621	126
Adjusted EBITDA (3)	$(2,930)	$12,445	$1,185	$10,700

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$61,092	$1,973	$(1,973)	$61,092
Inventory valuation adjustment	—	385	—	385
RINs loss (gain) in excess of net obligation	—	(4,512)	—	(4,512)
Unrealized loss on derivatives	—	6,342	—	6,342
Acquisition and integration costs	2	2,882	—	2,884
Debt extinguishment and commitment costs	142	5,354	—	5,496
Changes in valuation allowance and other deferred tax items (1)	—	—	(65,351)	(65,351)
Change in value of common stock warrants	1,282	—	—	1,282
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,231)	(1,231)
Depreciation, depletion, and amortization	752	20,199	6	20,957
Interest expense and financing costs, net	382	18,328	—	18,710
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	930	930
Equity losses (income) from subsidiaries	(68,689)	—	68,689	—
Income tax expense (benefit)	150	1,482	(1,050)	582
Adjusted EBITDA (3)	$(4,887)	$52,433	$20	$47,566
________________________________________

(1)
Includes releases of our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax benefits are included in Income tax benefit on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three months ended March 31, 2020 and 2019, there was no (gain) loss on sale of assets.
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
Our liquidity position as of March 31, 2020 was $136.5 million and consisted of $131.6 million at Par Petroleum, LLC and subsidiaries, $4.8 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of March 31, 2020, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $62.1 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
We may from time to time seek to retire or repurchase our outstanding 5.00% Convertible Senior Notes, our 7.75% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$14,499	$(56,758)
Net cash used in investing activities	(14,943)	(288,741)
Net cash provided by (used in) financing activities	(63,491)	330,720
Net cash provided by operating activities was approximately $14.5 million for the three months ended March 31, 2020, which resulted from a net loss of approximately $222.3 million and net cash used for changes in operating assets and liabilities of approximately $88.7 million, offset by non-cash charges to operations of approximately $325.6 million. The change in our operating assets and liabilities for the three months ended March 31, 2020 was primarily due to decreases in our Supply and Offtake obligations resulting from the decline in crude oil and refined products prices. Net cash used in operating activities was approximately $56.8 million for the three months ended March 31, 2019, which resulted from net income of approximately $61.1 million, offset by non-cash earnings from operations of approximately $32.1 million and net cash used for changes in operating assets and liabilities of approximately $85.8 million.
For the three months ended March 31, 2020, net cash used in investing activities was approximately $14.9 million and primarily related to additions to property, plant, and equipment totaling approximately $14.9 million. Net cash used in investing activities was approximately $288.7 million for the three months ended March 31, 2019 and primarily related to $274.3 million net cash consideration paid for the Washington Acquisition and additions to property and equipment totaling approximately $17.9 million.
Net cash used in financing activities for the three months ended March 31, 2020 was approximately $63.5 million, which consisted primarily of net debt and insurance premium repayments of approximately $9.8 million and net repayments associated with the J. Aron deferred payment and MLC receivable advances of approximately $52.1 million. Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $330.7 million, which consisted primarily of net debt borrowings of approximately $294.0 million and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $57.0 million, offset by the payments of $13.3 million in deferred loan costs and $6.2 million in commitment and extinguishment costs related to the funding for the Washington Acquisition.
Capital Expenditures and Turnaround Costs
Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the three months ended March 31, 2020 totaled approximately $16.5 million and were primarily related to the second phase of a Washington renewables project, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance. Our capital expenditure and deferred turnaround cost budget for 2020 ranges from $95 million to $110 million and primarily relates to the second phase of a Washington renewables project, equipment purchases and engineering work related to the execution of the 2020 turnarounds at our Par East and Wyoming refineries and in preparation for the 2021 turnaround at our Washington refinery, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance and other capital projects.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support the operations of our Par East Hawaii refinery. On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided by Par West. Please read Note 9—Inventory Financing Agreements for more information.
Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to early terminate as early as March 31, 2021. Please read Note 9—Inventory Financing Agreements for more information.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 14—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Critical Accounting Policies and Estimates
There have been no material changes to critical accounting policies disclosed in our Annual Report on Form 10-K.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our expectations regarding the impact of COVID-19 on our business, our customers, and the markets where we operate; our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance; and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described above and under Critical Accounting Policies and Risk Factors included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date they are made. Additionally, significant uncertainties remain with respect to COVID-19 and its economic effects. Due to the unpredictable and unprecedented nature of the COVID-19 pandemic, we cannot identify all potential risks to, and impacts on, our business, including the ultimate adverse economic impact to the Company’s business, results of operations, financial condition, and liquidity. However, the adverse impact of COVID-19 on the Company has been and will likely continue to be material. There can be no guarantee that the operational and financial measures the Company has taken, and may take in the future, will be fully effective. We do not intend to update or revise any forward-looking statements as a result of new information, future events, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2020 of 152 thousand barrels per day, would change annualized operating income by approximately $54.5 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 2020. At March 31, 2020, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,485	(1,000)	485
Swaps	8,000	(8,000)	—
Total	9,485	(9,000)	485
Based on our net open positions at March 31, 2020, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.4 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 152 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consume approximately 4% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged 75 thousand barrels per month of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and expire in December 2020. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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
Interest Rate Risk
As of March 31, 2020, we had $281.1 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.5 million and $4.4 million per year, respectively.

We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 14—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These “Risk Factors” may be amplified by the uncertain and unprecedented nature of the COVID-19 pandemic. Except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K.
Our business, financial condition, results of operations, and liquidity have been adversely affected by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for crude oil and the refined products that we produce and sell), disruptions in global supply chains, and significant volatility and disruption of financial markets and that also has adversely affected workforces, customers, and regional and local economies.
Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the impact on our business, results of operations, financial condition, and liquidity remains uncertain and difficult to predict. The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition remains uncertain and depends on numerous evolving factors, many of which are not within our control, and which we may not be able to effectively respond to, including, but not limited to: governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, workforce pressures and social distancing, and stay-at-home orders); the effect of the pandemic on economic activity and actions taken in response; the effect on our customers and their demand for our products; the effect of the pandemic on the creditworthiness of our customers; national or global supply chain challenges or disruption; workforce availability; facility closures; commodity cost volatility; general economic uncertainty in key global markets and financial market volatility and ability to access capital markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to a potential reoccurrence.

Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2019 Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), and liquidity and/or stock price. Additionally, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
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
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2020:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2020	—	$—	—	—
February 1 - February 29, 2020	63,207	17.10	—	—
March 1 - March 31, 2020	354	15.02	—	—
Total	63,561	$17.09	—	—
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

10.1
Amendment to Amended and Restated Supply and Offtake Agreement dated as of March 31, 2020, by and among Par Hawaii Refining, LLC f/k/a Hawaii Independent Energy, LLC, Par Petroleum, LLC, and J. Aron & Company LLC.*

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

Date: May 11, 2020