Form 10-Q
period 2020-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2020-08-10
CIK 821483

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
For the quarterly period ended June 30, 2020

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

53,965,211 shares of Common Stock, $0.01 par value, were outstanding as of August 4, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$142,869	$126,015
Restricted cash	2,413	2,413
Total cash, cash equivalents, and restricted cash	145,282	128,428
Trade accounts receivable, net of allowances of $1.1 million and $1.2 million at June 30, 2020 and December 31, 2019, respectively	114,499	228,718
Inventories	427,679	615,872
Prepaid and other current assets	32,305	59,156
Total current assets	719,765	1,032,174
Property, plant, and equipment
Property, plant, and equipment	1,176,672	1,146,983
Less accumulated depreciation, depletion, and amortization	(224,684)	(185,040)
Property, plant, and equipment, net	951,988	961,943
Long-term assets
Operating lease right-of-use assets	378,323	420,073
Investment in Laramie Energy, LLC	—	46,905
Intangible assets, net	20,221	21,549
Goodwill	127,997	195,919
Other long-term assets	26,504	21,997
Total assets	$2,224,798	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$58,490	$12,297
Obligations under inventory financing agreements	433,298	656,162
Accounts payable	111,309	162,402
Deferred revenue	3,012	7,905
Accrued taxes	24,425	30,813
Operating lease liabilities	61,013	79,999
Other accrued liabilities	115,023	84,744
Total current liabilities	806,570	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	653,956	599,634
Common stock warrants	—	8,206
Finance lease liabilities	7,143	6,227
Operating lease liabilities	321,393	340,909
Other liabilities	43,260	63,020
Total liabilities	1,832,322	2,052,318
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2020 and December 31, 2019, 53,942,034 shares and 53,254,151 shares issued at June 30, 2020 and December 31, 2019, respectively	539	533
Additional paid-in capital	722,194	715,069
Accumulated deficit	(330,839)	(67,942)
Accumulated other comprehensive income	582	582
Total stockholders’ equity	392,476	648,242
Total liabilities and stockholders’ equity	$2,224,798	$2,700,560

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$515,301	$1,409,409	$1,719,384	$2,600,744

Operating expenses
Cost of revenues (excluding depreciation)	441,278	1,251,842	1,651,489	2,312,574
Operating expense (excluding depreciation)	67,027	74,830	140,418	148,504
Depreciation, depletion, and amortization	22,128	21,919	43,411	42,876
Impairment expense	—	—	67,922	—
General and administrative expense (excluding depreciation)	10,221	11,379	22,005	23,044
Acquisition and integration costs	90	818	755	3,702
Total operating expenses	540,744	1,360,788	1,926,000	2,530,700

Operating income (loss)	(25,443)	48,621	(206,616)	70,044

Other income (expense)
Interest expense and financing costs, net	(16,414)	(20,278)	(35,088)	(38,988)
Debt extinguishment and commitment costs	—	(3,690)	—	(9,186)
Other income, net	455	2,177	479	2,264
Change in value of common stock warrants	—	(957)	4,270	(2,239)
Equity earnings (losses) from Laramie Energy, LLC	(1,874)	491	(46,905)	792
Total other income (expense), net	(17,833)	(22,257)	(77,244)	(47,357)

Income (loss) before income taxes	(43,276)	26,364	(283,860)	22,687
Income tax benefit	2,716	1,805	20,963	66,574
Net income (loss)	$(40,560)	$28,169	$(262,897)	$89,261

Income (loss) per share
Basic	$(0.76)	$0.56	$(4.94)	$1.78
Diluted	$(0.76)	$0.56	$(4.94)	$1.75
Weighted-average number of shares outstanding
Basic	53,265	49,960	53,246	49,529
Diluted	53,265	50,074	53,246	55,580

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(262,897)	$89,261
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, and amortization	43,411	42,876
Impairment expense	67,922	—
Debt extinguishment and commitment costs	—	9,186
Non-cash interest expense	3,261	4,968
Non-cash lower of cost or net realizable value adjustment	24,015	9,667
Change in value of common stock warrants	(4,270)	2,239
Deferred taxes	(21,088)	(67,129)
Stock-based compensation	3,537	3,198
Unrealized loss on derivative contracts	2,048	21,086
Equity (earnings) losses from Laramie Energy, LLC	46,905	(792)
Net changes in operating assets and liabilities:
Trade accounts receivable	114,219	(60,680)
Prepaid and other assets	28,241	12,029
Inventories	164,178	(164,545)
Deferred turnaround expenditures	(6,399)	(1,894)
Obligations under inventory financing agreements	(150,358)	74,287
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(18,958)	50,480
Net cash provided by operating activities	33,767	24,237
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(274,291)
Proceeds from purchase price settlement related to asset acquisition	—	3,226
Capital expenditures	(30,165)	(41,404)
Other investing activities	5	188
Net cash used in investing activities	(30,160)	(312,281)
Cash flows from financing activities:
Proceeds from borrowings	180,950	450,505
Repayments of borrowings	(88,208)	(180,541)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(72,506)	71,447
Payment of deferred loan costs	(6,055)	(13,413)
Payments for debt extinguishment and commitment costs	—	(7,142)
Other financing activities, net	(934)	6
Net cash provided by financing activities	13,247	320,862
Net increase in cash, cash equivalents, and restricted cash	16,854	32,818
Cash, cash equivalents, and restricted cash at beginning of period	128,428	75,819
Cash, cash equivalents, and restricted cash at end of period	$145,282	$108,637
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(28,950)	$(26,740)
Taxes	240	(3,966)
Non-cash investing and financing activities:
Accrued capital expenditures	$5,060	$8,085
Value of warrants reclassified to equity	3,936	—
ROU assets obtained in exchange for new finance lease liabilities	1,915	192
ROU assets obtained in exchange for new operating lease liabilities	4,557	14,308
ROU assets terminated in exchange for release from operating lease liabilities	7,738	193
Common stock issued for business combination	—	36,980
Common stock issued to repurchase convertible notes	—	30,055

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	46,984	$470	$617,937	$(108,751)	$2,673	$512,329
Issuance of common stock for business combination	2,364	23	36,957	—	—	36,980
Stock-based compensation	246	3	1,532	—	—	1,535
Purchase of common stock for retirement	(44)	—	(734)	—	—	(734)
Net income	—	—	—	61,092	—	61,092
Balance, March 31, 2019	49,550	496	655,692	(47,659)	2,673	611,202
Issuance of common stock for convertible notes repurchase, net (1)	1,449	14	17,775	—	—	17,789
Issuance of common stock for employee stock purchase plan	37	—	754	—	—	754
Stock-based compensation	(31)	—	1,550	—	—	1,550
Purchase of common stock for retirement	(2)	—	(20)	—	—	(20)
Exercise of stock options	21	—	119	—	—	119
Net income	—	—	—	28,169	—	28,169
Balance, June 30, 2019	51,024	$510	$675,870	$(19,490)	$2,673	$659,563

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
Exercise of common stock warrants	351	3	3,933	—	—	3,936
Stock-based compensation	296	3	1,612	—	—	1,615
Purchase of common stock for retirement	(64)	(1)	(1,067)	—	—	(1,068)
Net loss	—	—	—	(222,337)	—	(222,337)
Balance, March 31, 2020	53,837	538	719,547	(290,279)	582	430,388
Issuance of common stock for employee stock purchase plan	95	1	854	—	—	855
Stock-based compensation	10	—	1,794	—	—	1,794
Purchase of common stock for retirement	—	—	(1)	—	—	(1)
Net loss	—	—	—	(40,560)	—	(40,560)
Balance, June 30, 2020	53,942	$539	$722,194	$(330,839)	$582	$392,476

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
For the Interim Periods Ended June 30, 2020 and 2019

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries with total throughput capacity of over 200 thousand barrels per day in Hawaii, Wyoming, and Washington.
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele, “76”, “Cenex®,” and “Zip Trip®” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies that primarily transports and stores our crude oil and refined products for our refineries and transports refined products to our retail sites or third-party purchasers.
As of June 30, 2020, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
For the Interim Periods Ended June 30, 2020 and 2019

discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable.
As of June 30, 2020 and December 31, 2019, trade receivables were $114.5 million and $228.7 million, net of allowances of $1.1 million and $1.2 million, respectively. We did not have a material change in our allowances during the three and six months ended June 30, 2020 or 2019.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$5,867	$3,950	$10,495	$7,816
Operating expense	14,115	13,635	28,566	26,582
General and administrative expense	835	762	1,636	1,544

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
Accounting Principles Adopted
On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by other ASUs issued since June 2016 (“ASU 2016-13”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2020 has not been restated and continues to be reported under the accounting standards in effect for the period. There was no adjustment to our opening retained earnings as a result of the adoption of this ASU. ASU 2016-13 requires expected credit losses on financial instruments to be recorded over the estimated life of the financial instrument. Prior to this ASU, the guidance required recording of credit losses when those losses were incurred. ASU 2016-13 is applicable to credit losses and allowances on loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and certain other financial assets, but excludes derivative assets under FASB ASC Topic 815 “Derivatives and Hedging.” Our adoption of ASU 2016-13 did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
On January 1, 2020, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminated Step 2 from the current goodwill impairment test. Under ASU 2017-04, an entity is no longer required to determine a goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

combination. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU changed the policy under which we perform our goodwill impairment assessments by eliminating Step 2 of the test.
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
Note 3—Investment in Laramie Energy, LLC
As of June 30, 2020, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $202.5 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of June 30, 2020, the balance outstanding on the revolving credit facility was approximately $197.5 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us. On April 23, 2020, Laramie Energy extended the credit facility from its original maturity date of December 15, 2020 to December 15, 2021.
At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statement of operations for the three months ended March 31, 2020.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Six Months Ended June 30, 2020
Beginning balance	$46,905
Equity earnings from Laramie Energy (1)	(1,611)
Impairment of our investment in Laramie Energy	(45,294)
Ending balance	$—

______________________________________________________

(1)	As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$16,964	$23,367
Non-current assets	375,679	393,575
Current liabilities	20,706	229,687
Non-current liabilities	283,728	85,287

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Natural gas and oil revenues	$23,545	$43,270	$58,258	$111,194
Income from operations	(8,699)	(8,205)	(7,330)	5,538
Net income (loss)	(14,349)	(2,570)	(13,775)	(5,553)

Laramie Energy’s net loss for the three and six months ended June 30, 2020 includes $10.0 million and $19.3 million of depreciation, depletion, and amortization (“DD&A”) and $4.1 million and $1.7 million of unrealized losses on derivative instruments, respectively. Laramie Energy’s net loss for the three and six months ended June 30, 2019 includes $21.0 million and $42.4 million of DD&A and $8.4 million and $11.1 million of unrealized gains on derivative instruments, respectively.
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
For the Interim Periods Ended June 30, 2020 and 2019

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
The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the three and six months ended June 30, 2019, our results of operations included revenues of $309.8 million and $555.6 million and income before income taxes of $23.2 million and $20.1 million related to U.S. Oil, respectively. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands except per share information):

Six Months Ended June 30,
2019
Revenues	$2,628,652
Net income	10,035

Income per share
Basic	$0.20
Diluted	$0.20

These pro forma results were based on estimates and assumptions that we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results for the six months ended June 30, 2019 include adjustments to remeasure U.S. Oil’s LIFO inventory reserve as if the Washington Acquisition had been completed on January 1, 2018, record interest and other debt extinguishment costs related to issuance of the Term Loan B and Par Pacific Term Loan, and to adjust U.S. Oil’s historical depreciation expense as a result of the fair value adjustment to Property, plant, and equipment, net. Additionally, the pro forma results include the elimination of the $67.7 million tax benefit that was recognized by the Company

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

in connection with the Washington Acquisition. Including this tax benefit, the pro forma net income would have been $77.7 million and the pro forma earnings per share and diluted earnings per share would have been $1.55 and $1.54 per share, respectively.
Note 5—Revenue Recognition
As of June 30, 2020 and December 31, 2019, receivables from contracts with customers were $102.9 million and $214.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $3.0 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended June 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$135,370	$—	$47,157
Distillates (1)	189,760	—	8,642
Other refined products (2)	129,086	—	—
Merchandise	—	—	23,382
Transportation and terminalling services	—	42,132	—
Other revenue	1,085	—	440
Total segment revenues (3)	$455,301	$42,132	$79,621

Three Months Ended June 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$372,352	$—	$86,248
Distillates (1)	646,907	—	10,547
Other refined products (2)	327,939	—	—
Merchandise	—	—	23,469
Transportation and terminalling services	—	50,146	—
Other revenue	359	—	485
Total segment revenues (3)	$1,347,557	$50,146	$120,749

Six Months Ended June 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$421,968	$—	$120,004
Distillates (1)	773,468	—	17,092
Other refined products (2)	393,253	—	—
Merchandise	—	—	44,411
Transportation and terminalling services	—	101,282	—
Other revenue	14,738	—	927
Total segment revenues (3)	$1,603,427	$101,282	$182,434

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Six Months Ended June 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$660,552	$—	$156,011
Distillates (1)	1,202,799	—	19,556
Other refined products (2)	629,385	—	—
Merchandise	—	—	44,078
Transportation and terminalling services	—	95,355	—
Other revenue	885	—	935
Total segment revenues (3)	$2,493,621	$95,355	$220,580
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at June 30, 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$94,718	$98,118	$192,836
Refined products and blendstock	85,881	85,454	171,335
Warehouse stock and other (2)	63,508	—	63,508
Total	$244,107	$183,572	$427,679
Inventories at December 31, 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$117,717	$148,303	$266,020
Refined products and blendstock	127,966	158,737	286,703
Warehouse stock and other (2)	63,149	—	63,149
Total	$308,832	$307,040	$615,872

________________________________________________________

(1)	Please read Note 9—Inventory Financing Agreements for further information.

(2)
Includes $17.8 million and $19.1 million of RINs and environmental credits as of June 30, 2020 and December 31, 2019, respectively. RINs and environmental obligations of $68.9 million and $22.8 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, there was a $24.0 million reserve for the lower of cost or net realizable value of inventory. As of December 31, 2019, there was no reserve for the lower of cost or net realizable value of inventory. Our last-in, first-out (“LIFO”) inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of June 30, 2020. As of December 31, 2019, the excess of current replacement cost over the LIFO inventory carrying value at the Washington refinery was approximately $6.4 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Advances to suppliers	$17,374	$27,635
Collateral posted with broker for derivative instruments (1)	2,712	10,306
Prepaid insurance	4,580	13,536
Derivative assets	3,177	2,075
Other	4,462	5,604
Total	$32,305	$59,156

_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.

Note 8—Goodwill
During the six months ended June 30, 2020, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$195,919
Impairment expense	(67,922)
Balance at June 30, 2020	$127,997

At March 31, 2020, we performed a quantitative goodwill impairment test of all of our reporting units due to (i) the global economic impact of the COVID-19 pandemic and (ii) a steep decline in current and forecasted prices and demand for crude oil and refined products. As part of our quantitative impairment test, we compared the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. In assessing the fair value of the reporting units, we primarily utilized a market approach based on observable multiples for comparable companies within our industry. Our refining reporting units in Hawaii and Washington were fully impaired and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our condensed consolidated statement of operations for the six months ended June 30, 2020. The goodwill impairment expense was allocated to the Refining segment ($38.1 million) and to the Retail segment ($29.8 million).
Note 9—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company LLC (“J. Aron”) to support the operations of our Par East Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of June 30, 2020, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity to be provided by the Par West Hawaii refinery. The amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”) in limited and restricted circumstances.
During the term of the Supply and Offtake Agreements, J. Aron and we will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 150 Mbpd of crude oil to our Hawaii refineries. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refineries. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following the expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then-owned by J. Aron and located at the leased storage facilities at then-current

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

market prices.
Though title to the crude oil and certain refined product inventories resides with J. Aron, the Supply and Offtake Agreements are accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included in our condensed consolidated balance sheets until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.
For the three and six months ended June 30, 2020, we received approximately $0.2 million of inventory intermediation benefits and incurred approximately $6.7 million of inventory intermediation fees related to the Supply and Offtake Agreements, respectively, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2019, we incurred approximately $10.2 million and $15.6 million of inventory intermediation fees related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2020, Interest expense and financing costs, net, on our condensed consolidated statements of operations includes approximately $0.8 million and $2.1 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.4 million and $3.1 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of June 30, 2020 and December 31, 2019, the capacity of the Deferred Payment Arrangement was $75.6 million and $155.5 million, respectively. As of June 30, 2020 and December 31, 2019, we had $47.2 million and $97.5 million outstanding, respectively, under the Deferred Payment Arrangements.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreements. As of June 30, 2020 and December 31, 2019, the receivable was $1.1 million and $0.5 million, respectively.
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
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity under the MLC receivable advances. As of June 30, 2020 and December 31, 2019, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $41.6 million and $63.8 million, respectively. Additionally, as of June 30,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

2020 and December 31, 2019, we had approximately $72.2 million and $127.2 million in letters of credit outstanding through MLC’s credit support, respectively.
For the three and six months ended June 30, 2020, we incurred approximately $1.0 million and $2.1 million of inventory intermediation fees, respectively, related to the Washington Refinery Intermediation Agreement, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2019, we incurred approximately $0.9 million and $1.7 million of inventory intermediation fees related to the Washington Refinery Intermediation Agreement, respectively. For the three and six months ended June 30, 2020, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.7 million and $1.7 million of expenses related to the Washington Refinery Intermediation Agreement, respectively. For the three and six months ended June 30, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.5 million and $2.8 million of expenses related to the Washington Refinery Intermediation Agreement, respectively.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 11—Derivatives for further information.
Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2020	December 31, 2019
5.00% Convertible Senior Notes due 2021	$48,665	$48,665
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,416	1,433
Term Loan B	234,375	240,625
Retail Property Term Loan	43,265	44,014
PHL Term Loan	5,922	—
12.875% Senior Secured Notes due 2026	105,000	—
Principal amount of long-term debt	738,643	634,737
Less: unamortized discount and deferred financing costs	(26,197)	(22,806)
Total debt, net of unamortized discount and deferred financing costs	712,446	611,931
Less: current maturities	(58,490)	(12,297)
Long-term debt, net of current maturities	$653,956	$599,634

As of June 30, 2020 and December 31, 2019, we had $10.7 million and $0.2 million in letters of credit outstanding under the ABL Credit Facility, respectively, and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.
Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
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
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, LLC (“PHL,” formerly known as Par Hawaii, Inc. and includes the assets previously owned by the dissolved entities Mid

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Pac Petroleum, LLC and HIE Retail, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of June 30, 2020, the ABL Revolver had no outstanding balance and a borrowing base of approximately $43.3 million.
5.00% Convertible Senior Notes Due 2021
As of June 30, 2020, the outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $2.7 million, and the carrying amount of the liability component was $46.0 million. During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of our common stock with a fair value of $74.3 million. We recognized a loss of approximately $3.7 million related to the May and June extinguishments of the repurchased 5.00% Convertible Senior Notes in the six months ended June 30, 2019.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

PHL Term Loan
On April 13, 2020, PHL, our wholly owned subsidiary, entered into a Term Loan Agreement (“PHL Term Loan”) with American Savings Bank F.S.B., which provided a term loan in the principal amount of approximately $6.0 million. The proceeds from the PHL Term Loan were used to finance PHL’s equity in certain real property. The PHL Term Loan bears interest at a fixed rate of 2.750% per annum. Principal and interest payments are payable monthly based on a 25-year amortization schedule, principal prepayments are allowed with no prepayment charge, and the remaining principal, plus any unpaid interest or other charges, is due on April 15, 2030, the maturity date of the PHL Term Loan. The PHL Term Loan is guaranteed by Par Petroleum, LLC.
12.875% Senior Secured Notes Due 2026
On June 5, 2020, the Issuers completed the issuance and sale of $105 million in aggregate principal amount of 12.875% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $99.0 million from the sale will be used for general corporate purposes.
The 12.875% Senior Secured Notes bear interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021) and will mature on January 15, 2026. The indenture for the 12.875% Senior Secured Notes also allows for optional early redemptions, some of which require the Issuers to pay a premium and some of which have certain other restrictions related to timing and the maximum redeemable principal amount.
The obligations of the borrowers under the 12.875% Senior Secured Notes are guaranteed by the Issuers’ existing and future direct or indirect domestic subsidiaries (other than Par Petroleum Finance Corp.) and by Par Pacific Holdings, Inc., with respect to principal and interest only. The 12.875% Senior Secured Notes are secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of the Issuers and the subsidiary guarantors, but excluding certain assets which are collateral under the ABL Credit Facility, the Supply and Offtake Agreements, and the Washington Refinery Intermediation Agreement.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2020, we were in compliance with all of our debt instruments.
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
For the Interim Periods Ended June 30, 2020 and 2019

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
Our open futures and OTC swaps expire at various dates through December 2020. At June 30, 2020, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	415	—	415
Swaps	6,920	(6,920)	—
Total	7,335	(6,920)	415

At June 30, 2020, we also had option collars of 75 thousand barrels of crude oil per month that economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and expire in December 2020.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of June 30, 2020, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2020 and December 31, 2019 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2020	December 31, 2019
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$3,177	$2,075
Commodity derivatives	Other accrued liabilities	(6,662)	(5,534)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(56,842)	173
MLC terminal obligation derivative	Obligations under inventory financing agreements	(9,256)	(14,717)

Interest rate derivatives	Other accrued liabilities	(974)	(314)
Interest rate derivatives	Other liabilities	(2,557)	(1,113)
_________________________________________________________

(1)
Does not include cash collateral of $2.7 million and $10.3 million recorded in Prepaid and other current assets and $9.5 million and $9.5 million in Other long-term assets as of June 30, 2020 and December 31, 2019, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2020	2019	2020	2019
Commodity derivatives	Cost of revenues (excluding depreciation)	$781	$(2,755)	$(56,378)	$(3,259)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(10,370)	13,388	(57,015)	(3,919)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(26,882)	9,603	56,076	(3,339)
Interest rate derivatives	Interest expense and financing costs, net	(292)	(1,471)	(2,312)	(1,470)

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
During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of June 30, 2020, we had no common stock warrants outstanding.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations published by commodity exchanges. Level 3 instruments are valued using significant unobservable inputs that are not readily observable in the market. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent/WTI indices, and contractual price differentials as defined in the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $11.73 per barrel to a premium of $34.72 per barrel as of June 30, 2020. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at June 30, 2020 or December 31, 2019. Please read Note 11—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2020 and December 31, 2019 are presented gross in the tables below (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$281	$25,579	$—	$25,860	$(22,683)	$3,177

Liabilities
Commodity derivatives	$(131)	$(29,214)	$—	$(29,345)	$22,683	$(6,662)
J. Aron repurchase obligation derivative	—	—	(56,842)	(56,842)	—	(56,842)
MLC terminal obligation derivative	—	—	(9,256)	(9,256)	—	(9,256)
Interest rate derivatives	—	(3,531)	—	(3,531)	—	(3,531)
Total	$(131)	$(32,745)	$(66,098)	$(98,974)	$22,683	$(76,291)

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,595	$2,075	$—	$6,670	$(4,595)	$2,075

Liabilities
Common stock warrants	$—	$—	$(8,206)	$(8,206)	$—	$(8,206)
Commodity derivatives	(10,129)	—	—	(10,129)	4,595	(5,534)
J. Aron repurchase obligation derivative	—	—	173	173	—	173
MLC terminal obligation derivative	—	—	(14,717)	(14,717)	—	(14,717)
Interest rate derivatives	—	(1,427)	—	(1,427)	—	(1,427)
Total	$(10,129)	$(1,427)	$(22,750)	$(34,306)	$4,595	$(29,711)
_________________________________________________________

(1)
Does not include cash collateral of $12.2 million and $19.8 million as of June 30, 2020 and December 31, 2019, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, at beginning of period	$4,534	$(26,741)	$(22,750)	$(922)
Settlements	(33,380)	(7,898)	(46,679)	(7,898)
Acquired	—	6,353	—	(2,301)
Total gains (losses) included in earnings	(37,252)	15,566	3,331	(1,599)
Balance, at end of period	$(66,098)	$(12,720)	$(66,098)	$(12,720)
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$46,008	$44,999
7.75% Senior Secured Notes due 2025 (1)	292,649	260,922
Mid Pac Term Loan (2)	1,416	1,416
Term Loan B Facility (1)	225,116	200,391
Retail Property Term Loan (2)	42,570	42,570
PHL Term Loan (2)	5,871	5,871
12.875% Senior Secured Notes due 2026 (1)	98,816	106,050

	December 31, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$44,783	$66,477
7.75% Senior Secured Notes due 2025 (1)	292,015	309,375
Mid Pac Term Loan (2)	1,433	1,433
Term Loan B Facility (1)	230,474	240,625
Retail Property Term Loan (2)	43,226	43,226
Common stock warrants (2)	8,206	8,206
_________________________________________________________

(1)
The fair value measurements of the 5.00% Convertible Senior Notes, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.

(2)	The fair value measurements of the common stock warrants, Mid Pac Term Loan, Retail Property Term Loan, and PHL Term Loan are considered Level 3 measurements in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of June 30, 2020. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

inputs within the fair value hierarchy because the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes may not be actively traded.
The Retail Property Term Loan is subject to a market-based floating interest rate. The Mid Pac Term Loan and PHL Term Loan are subject to fixed interest rates of 4.375% and 2.750%, respectively. The carrying values of our Retail Property, Mid Pac, and PHL Term Loans were determined to approximate fair value as of June 30, 2020 and December 31, 2019. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our right-of-use assets (“ROU assets”) and liabilities as of June 30, 2020 and December 31, 2019 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets
Finance	Property, plant, and equipment	$13,467	$11,552
Finance	Accumulated amortization	(5,460)	(4,447)
Finance	Property, plant, and equipment, net	$8,007	$7,105
Operating	Operating lease right-of-use assets	378,323	420,073
Total right-of-use assets		$386,330	$427,178

Liabilities
Current
Finance	Other accrued liabilities	$1,838	$1,784
Operating	Operating lease liabilities	61,013	79,999
Long-term
Finance	Finance lease liabilities	7,143	6,227
Operating	Operating lease liabilities	321,393	340,909
Total lease liabilities		$391,387	$428,919

Weighted-average remaining lease term (in years)
Finance		5.73	5.69
Operating		10.57	10.26
Weighted-average discount rate
Finance		7.39%	6.68%
Operating		7.72%	7.88%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

The following table summarizes the lease costs recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost type	2020	2019	2020	2019
Finance lease cost
Amortization of finance lease ROU assets	$534	$402	$1,014	$901
Interest on lease liabilities	164	108	331	264
Operating lease cost	27,160	24,566	54,130	47,978
Variable lease cost	1,855	910	4,550	2,540
Short-term lease cost	643	163	842	416
Net lease cost	$30,356	$26,149	$60,867	$52,099

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2020	2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$819	$996
Operating cash flows from finance leases	322	245
Operating cash flows from operating leases	51,179	46,044
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,915	192
ROU assets obtained in exchange for new operating lease liabilities	4,557	14,308
ROU assets terminated in exchange for release from operating lease liabilities	7,738	193

The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2020 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2020 (1)	$1,369	$52,562	$53,931
2021	1,944	68,534	70,478
2022	1,735	67,367	69,102
2023	1,735	53,589	55,324
2024	1,441	43,855	45,296
2025	1,201	42,487	43,688
Thereafter	1,658	200,329	201,987
Total lease payments	11,083	528,723	539,806
Less amount representing interest	(2,102)	(146,317)	(148,419)
Present value of lease liabilities	$8,981	$382,406	$391,387
_________________________________________________________

(1)	Represents period from July 1, 2020 to December 31, 2020.
Additionally, the Company has $8.8 million and $1.2 million in future undiscounted cash flows for multiple operating leases and three finance leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency (“EPA”) and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2020, we have accrued $16.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended June 30, 2020 and 2019

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
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. As of January 1, 2020, all four of our refineries were compliant with the final Tier 3 gasoline standard.
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
For the Interim Periods Ended June 30, 2020 and 2019

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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro Corporation (“Tesoro,” which changed its name to Andeavor Corporation before being purchased by Marathon Petroleum Company in October 2018), and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree as described below.
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Par East Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Par East Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring required by the Consent Decree.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

As of June 30, 2020, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 15—Stockholders’ Equity
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted Stock Awards	$1,036	$854	$1,951	$1,800
Restricted Stock Units	324	308	644	562
Stock Option Awards	434	388	814	723

During the three and six months ended June 30, 2020, we granted 28 thousand and 288 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.1 million and $5.3 million, respectively. As of June 30, 2020, there were approximately $9.3 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
During the six months ended June 30, 2020, we granted 279 thousand stock option awards with a weighted-average exercise price of $19.73 per share and no grants were made for the three months ended June 30, 2020. As of June 30, 2020, there were approximately $3.7 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
During the six months ended June 30, 2020, we granted 47 thousand performance restricted stock units to executive officers and no grants were made for the three months ended June 30, 2020. These performance restricted stock units had a fair value of approximately $0.9 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2020, there were approximately $1.4 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Note 16—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 161 thousand shares during the six months ended June 30, 2020 and 354 thousand shares during the three and six months ended June 30, 2019, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(40,560)	$28,169	$(262,897)	$89,261
Less: Undistributed income allocated to participating securities (1)	—	324	—	1,021
Net income (loss) attributable to common stockholders	(40,560)	27,845	(262,897)	88,240
Plus: Net income effect of convertible securities	—	—	—	8,897
Numerator for diluted income (loss) per common share	$(40,560)	$27,845	$(262,897)	$97,137

Basic weighted-average common stock shares outstanding	53,265	49,960	53,246	49,529
Plus: dilutive effects of common stock equivalents (2)	—	114	—	6,051
Diluted weighted-average common stock shares outstanding	53,265	50,074	53,246	55,580

Basic income (loss) per common share	$(0.76)	$0.56	$(4.94)	$1.78
Diluted income (loss) per common share	$(0.76)	$0.56	$(4.94)	$1.75
________________________________________________________

(1)
Participating securities include restricted stock that had been issued but has not yet vested during the three and six months ended June 30, 2019. These participating securities were fully vested as of December 31, 2019.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the three and six months ended June 30, 2020.

For each of the three and six months ended June 30, 2019, our calculation of diluted shares outstanding excluded 8 thousand shares of unvested restricted stock. Additionally, the calculation of diluted shares outstanding for the three and six months ended June 30, 2019 excluded 1.9 million and 1.8 million stock options, respectively.
As discussed in Note 10—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and six months ended June 30, 2019, diluted income per share was determined using the if-converted method. Our calculation of diluted shares outstanding for the three months ended June 30, 2019 excluded 5.6 million common stock equivalents, as the effect would be anti-dilutive.
Note 17—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2020 and December 31, 2019.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of June 30, 2020 and December 31, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

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
Note 18—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$455,301	$42,132	$79,621	$(61,753)	$515,301
Cost of revenues (excluding depreciation)	429,967	27,680	45,382	(61,751)	441,278
Operating expense (excluding depreciation)	49,385	2,247	15,395	—	67,027
Depreciation, depletion, and amortization	12,706	5,902	2,664	856	22,128
General and administrative expense (excluding depreciation)	—	—	—	10,221	10,221
Acquisition and integration costs	—	—	—	90	90
Operating income (loss)	$(36,757)	$6,303	$16,180	$(11,169)	$(25,443)
Interest expense and financing costs, net					(16,414)
Other income, net					455
Equity losses from Laramie Energy, LLC					(1,874)
Loss before income taxes					(43,276)
Income tax benefit					2,716
Net loss					$(40,560)

Capital expenditures	$11,165	$2,972	$527	$553	$15,217

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Three Months Ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,347,557	$50,146	$120,749	$(109,043)	$1,409,409
Cost of revenues (excluding depreciation)	1,244,366	26,758	89,782	(109,064)	1,251,842
Operating expense (excluding depreciation)	55,393	3,028	16,409	—	74,830
Depreciation, depletion, and amortization	14,613	3,989	2,532	785	21,919
General and administrative expense (excluding depreciation)	—	—	—	11,379	11,379
Acquisition and integration costs	—	—	—	818	818
Operating income (loss)	$33,185	$16,371	$12,026	$(12,961)	$48,621
Interest expense and financing costs, net					(20,278)
Debt extinguishment and commitment costs					(3,690)
Other income, net					2,177
Change in value of common stock warrants					(957)
Equity earnings from Laramie Energy, LLC					491
Income before income taxes					26,364
Income tax benefit					1,805
Net income					$28,169

Capital expenditures	$9,437	$11,945	$1,798	$360	$23,540

________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $61.8 million and $109.0 million for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,603,427	$101,282	$182,434	$(167,759)	$1,719,384
Cost of revenues (excluding depreciation)	1,643,320	59,116	116,812	(167,759)	1,651,489
Operating expense (excluding depreciation)	101,629	6,518	32,271	—	140,418
Depreciation, depletion, and amortization	25,700	10,569	5,463	1,679	43,411
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	22,005	22,005
Acquisition and integration costs	—	—	—	755	755
Operating income (loss)	$(205,327)	$25,079	$(1,929)	$(24,439)	$(206,616)
Interest expense and financing costs, net					(35,088)
Other income, net					479
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(46,905)
Loss before income taxes					(283,860)
Income tax benefit					20,963
Net loss					$(262,897)

Capital expenditures	$17,248	$10,190	$1,861	$866	$30,165

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2020 and 2019

Six Months Ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,493,621	$95,355	$220,580	$(208,812)	$2,600,744
Cost of revenues (excluding depreciation)	2,306,934	53,288	161,120	(208,768)	2,312,574
Operating expense (excluding depreciation)	110,648	5,392	32,464	—	148,504
Depreciation, depletion, and amortization	28,491	7,885	4,906	1,594	42,876
General and administrative expense (excluding depreciation)	—	—	—	23,044	23,044
Acquisition and integration costs	—	—	—	3,702	3,702
Operating income (loss)	$47,548	$28,790	$22,090	$(28,384)	$70,044
Interest expense and financing costs, net					(38,988)
Debt extinguishment and commitment costs					(9,186)
Other income, net					2,264
Change in value of common stock warrants					(2,239)
Equity earnings from Laramie Energy, LLC					792
Income before income taxes					22,687
Income tax benefit					66,574
Net income					$89,261

Capital expenditures	$18,883	$17,458	$4,277	$786	$41,404
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $167.8 million and $208.8 million for the six months ended June 30, 2020 and 2019, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and six months ended June 30, 2020 or 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
Our business is organized into three primary segments:
1) Refining - We own and operate four refineries with total throughput capacity of over 200 Mbpd in Hawaii, Wyoming, and Washington.
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele, “76”, “Cenex®,” and “Zip Trip®” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies that primarily transports and stores our crude oil and refined products for our refineries and transports refined products to our retail sites or third-party purchasers.
As of June 30, 2020, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
Recent Events Affecting Comparability of Periods
On March 11, 2020, the World Health Organization (“WHO”) declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, has caused severe disruptions in the worldwide economy, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations.
We continue to actively respond to the impacts that these matters are having on our business. We decreased throughput rates at our Hawaii and Wyoming refineries in response to reduced refined product demand, idled certain refining units at our Hawaii refineries, and have delayed the timing of our planned turnaround in Hawaii until the third quarter of 2020. In addition, we have adjusted production of certain refined products to meet the changing local demand profile. We continue to maintain an ample supply of refined product to meet the refined product needs in the regions in which we operate. On May 5, 2020, we announced that 29 employees were furloughed in response to the previously announced decline in throughput rates at our refineries in Kapolei, Hawaii, and our President and Chief Executive Officer and the independent members of the Company’s Board of Directors have reduced their cash salaries by 75%.
In addition, we are taking measures to address our liquidity, including deferring or delaying certain capital expenditures originally planned for 2020 and early 2021 related to turnaround activities at three of our refineries and, in early June 2020, accessing the capital markets to issue $105 million aggregate principal amount of senior secured notes due 2026. Interest rates associated with our inventory financing arrangements and borrowings under those inventory financing arrangements have also declined. We have also taken actions to reduce operating expenses across our business.
We believe the steps we have taken have strengthened our ability to conduct our operations through current conditions. We are also utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS, Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and various state-specific provisions. We continue to maintain existing processes and procedures, including but not limited to processes and procedures around protection of our technology systems and proprietary data, even though a significant number of our employees are working from home. During this time of uncertainty, the health and wellbeing of our employees and customers are our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.

The financial results contained in this Quarterly Report on Form 10-Q reflect the reduced activity experienced in the second quarter of 2020 in the regions in which we operate. The COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. In Hawaii and Washington, for example, mandatory self-quarantine orders or significant limitations on public gatherings have been extended into the third quarter of 2020. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry. Due to the rapid development and fluidity of the situation, the full magnitude of the impact of COVID-19 on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Net Income (Loss). Our financial results for the second quarter of 2020 were primarily driven by lower refining sales volumes related to COVID-19 demand destruction, unfavorable crude differentials, unfavorable crack spreads, and increased RINs expenses, partially offset by favorable lower of cost or net realizable value adjustments of $158.4 million. Our net income (loss) decreased from net income of $28.2 million for the three months ended June 30, 2019 to a net loss of $40.6 million for the three months ended June 30, 2020.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended June 30, 2020, Adjusted EBITDA was a loss of $50.3 million compared to earnings of $68.5 million for the three months ended June 30, 2019. The decrease was primarily related to lower refining sales volumes related to COVID-19 demand destruction, unfavorable crude differentials, and unfavorable crack spreads.
For the three months ended June 30, 2020, Adjusted Net Income (Loss) was a loss of $90.8 million compared to income of $22.4 million for the three months ended June 30, 2019. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA, partially offset by lower interest expense and financing costs.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Net Income (Loss). During 2020, our results were primarily driven by goodwill impairments of $67.9 million, unfavorable crude differentials, an other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy, unfavorable crack spreads, increased RINs expenses, and lower refining sales volumes at our Hawaii and Wyoming refineries related to COVID-19 demand destruction, partially offset by lower operating expense and higher retail fuel margins. Our net income decreased from $89.3 million for the six months ended June 30, 2019 to a net loss of $262.9 million for the six months ended June 30, 2020. Other factors impacting our results period over period include a $45.6 million reduction in our income tax benefit and lower debt extinguishment and commitment costs.
Adjusted EBITDA and Adjusted Net Income (Loss). For the six months ended June 30, 2020, Adjusted EBITDA was a loss of $36.7 million compared to earnings of $119.0 million for the six months ended June 30, 2019. The change was primarily related to unfavorable crude differentials, unfavorable crack spreads, and lower refining sales volumes at our Hawaii and Wyoming refineries related to COVID-19 demand destruction, partially offset by lower operating expense and higher retail fuel margins.
For the six months ended June 30, 2020, Adjusted Net Income (Loss) was a loss of $118.0 million compared to income of $31.7 million for the six months ended June 30, 2019. The decrease was primarily related to the same factors described above for the decrease in Adjusted EBITDA.

The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change (1)
Revenues	$515,301	$1,409,409	$(894,108)	(63)%
Cost of revenues (excluding depreciation)	441,278	1,251,842	(810,564)	(65)%
Operating expense (excluding depreciation)	67,027	74,830	(7,803)	(10)%
Depreciation, depletion, and amortization	22,128	21,919	209	1%
General and administrative expense (excluding depreciation)	10,221	11,379	(1,158)	(10)%
Acquisition and integration costs	90	818	(728)	(89)%
Total operating expenses	540,744	1,360,788
Operating income (loss)	(25,443)	48,621
Other income (expense)
Interest expense and financing costs, net	(16,414)	(20,278)	3,864	19%
Debt extinguishment and commitment costs	—	(3,690)	3,690	100%
Other income, net	455	2,177	(1,722)	(79)%
Change in value of common stock warrants	—	(957)	957	100%
Equity earnings (losses) from Laramie Energy, LLC	(1,874)	491	(2,365)	(482)%
Total other income (expense), net	(17,833)	(22,257)
Income (loss) before income taxes	(43,276)	26,364
Income tax benefit	2,716	1,805	911	50%
Net income (loss)	$(40,560)	$28,169

	Six Months Ended June 30,
	2020	2019	$ Change	% Change (1)
Revenues	$1,719,384	$2,600,744	$(881,360)	(34)%
Cost of revenues (excluding depreciation)	1,651,489	2,312,574	(661,085)	(29)%
Operating expense (excluding depreciation)	140,418	148,504	(8,086)	(5)%
Depreciation, depletion, and amortization	43,411	42,876	535	1%
Impairment expense	67,922	—	67,922	NM
General and administrative expense (excluding depreciation)	22,005	23,044	(1,039)	(5)%
Acquisition and integration costs	755	3,702	(2,947)	(80)%
Total operating expenses	1,926,000	2,530,700
Operating income (loss)	(206,616)	70,044
Other income (expense)
Interest expense and financing costs, net	(35,088)	(38,988)	3,900	10%
Debt extinguishment and commitment costs	—	(9,186)	9,186	100%
Other income, net	479	2,264	(1,785)	(79)%
Change in value of common stock warrants	4,270	(2,239)	6,509	291%
Equity earnings (losses) from Laramie Energy, LLC	(46,905)	792	(47,697)	(6,022)%
Total other income (expense), net	(77,244)	(47,357)
Income (loss) before income taxes	(283,860)	22,687
Income tax benefit	20,963	66,574	(45,611)	(69)%
Net income (loss)	$(262,897)	$89,261
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2020 and 2019 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$455,301	$42,132	$79,621	$(61,753)	$515,301
Cost of revenues (excluding depreciation)	429,967	27,680	45,382	(61,751)	441,278
Operating expense (excluding depreciation)	49,385	2,247	15,395	—	67,027
Depreciation, depletion, and amortization	12,706	5,902	2,664	856	22,128
General and administrative expense (excluding depreciation)	—	—	—	10,221	10,221
Acquisition and integration costs	—	—	—	90	90
Operating income (loss)	$(36,757)	$6,303	$16,180	$(11,169)	$(25,443)

Three months ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,347,557	$50,146	$120,749	$(109,043)	$1,409,409
Cost of revenues (excluding depreciation)	1,244,366	26,758	89,782	(109,064)	1,251,842
Operating expense (excluding depreciation)	55,393	3,028	16,409	—	74,830
Depreciation, depletion, and amortization	14,613	3,989	2,532	785	21,919
General and administrative expense (excluding depreciation)	—	—	—	11,379	11,379
Acquisition and integration costs	—	—	—	818	818
Operating income (loss)	$33,185	$16,371	$12,026	$(12,961)	$48,621
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $61.8 million and $109.0 million for the three months ended June 30, 2020 and 2019, respectively.

Six months ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,603,427	$101,282	$182,434	$(167,759)	$1,719,384
Cost of revenues (excluding depreciation)	1,643,320	59,116	116,812	(167,759)	1,651,489
Operating expense (excluding depreciation)	101,629	6,518	32,271	—	140,418
Depreciation, depletion, and amortization	25,700	10,569	5,463	1,679	43,411
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	22,005	22,005
Acquisition and integration costs	—	—	—	755	755
Operating income (loss)	$(205,327)	$25,079	$(1,929)	$(24,439)	$(206,616)

Six months ended June 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,493,621	$95,355	$220,580	$(208,812)	$2,600,744
Cost of revenues (excluding depreciation)	2,306,934	53,288	161,120	(208,768)	2,312,574
Operating expense (excluding depreciation)	110,648	5,392	32,464	—	148,504
Depreciation, depletion, and amortization	28,491	7,885	4,906	1,594	42,876
General and administrative expense (excluding depreciation)	—	—	—	23,044	23,044
Acquisition and integration costs	—	—	—	3,702	3,702
Operating income (loss)	$47,548	$28,790	$22,090	$(28,384)	$70,044
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $167.8 million and $208.8 million for the six months ended June 30, 2020 and 2019, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	115.5	172.9	133.5	167.6
Refined product sales volume (Mbpd) (1)	119.3	176.4	149.5	171.1

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	66.5	116.2	80.7	114.6
Par East Throughput (Mbpd)	66.5	75.8	68.1	74.2
Par West Throughput (Mbpd)	—	40.4	12.6	40.4

Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%	23.1%	24.3%	22.9%
Distillates	40.8%	44.5%	45.1%	43.7%
Fuel oils	29.0%	24.3%	26.4%	26.6%
Other products	2.9%	5.2%	0.2%	3.5%
Total yield	96.3%	97.1%	96.0%	96.7%

Refined product sales volume (Mbpd)
On-island sales volume	69.1	113.5	94.3	110.2
Exports sales volume	—	4.4	—	5.0
Total refined product sales volume	69.1	117.9	94.3	115.2

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$(6.96)	$3.46	$(2.73)	$3.60
Production costs per bbl ($/throughput bbl) (3)	4.45	2.82	3.81	2.82
DD&A per bbl ($/throughput bbl)	0.48	0.43	0.39	0.43

Washington Refinery
Feedstocks Throughput (Mbpd) (1)	35.9	39.1	38.4	38.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.4%	24.1%	23.7%	24.1%
Distillates	34.9%	35.2%	35.7%	35.8%
Asphalt	19.2%	18.8%	18.8%	17.6%
Other products	18.3%	19.2%	19.2%	19.9%
Total yield	95.8%	97.3%	97.4%	97.4%

Refined product sales volume (Mbpd) (1)	36.9	40.9	40.3	40.9

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$3.78	$9.76	$7.06	$9.81
Production costs per bbl ($/throughput bbl) (3)	3.76	4.42	3.57	4.63
DD&A per bbl ($/throughput bbl)	1.49	1.50	1.46	1.67

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Wyoming Refinery
Feedstocks Throughput (Mbpd)	13.1	17.6	14.4	16.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	45.7%	48.0%	48.6%	50.2%
Distillates	47.8%	45.5%	46.1%	43.7%
Fuel oils	2.1%	1.6%	1.8%	1.7%
Other products	2.0%	2.8%	1.2%	1.9%
Total yield	97.6%	97.9%	97.7%	97.5%

Refined product sales volume (Mbpd)	13.3	17.6	14.9	17.3

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$6.22	$16.78	$2.39	$15.72
Production costs per bbl ($/throughput bbl) (3)	7.72	5.58	7.06	6.59
DD&A per bbl ($/throughput bbl)	4.13	2.97	3.73	2.82

Market Indices ($ per barrel)
3-1-2 Singapore Crack Spread (4)	$(0.14)	$9.39	$3.99	$9.27
Pacific Northwest 5-2-2-1 Index (5)	11.92	17.14	12.58	14.31
Wyoming 3-2-1 Index (6)	17.39	28.89	16.62	22.03

Crude Prices ($ per barrel)
Brent	$33.39	$68.47	$42.10	$66.16
WTI	28.00	59.91	36.99	57.42
ANS	28.17	69.40	40.22	66.76
Bakken Clearbrook	24.63	58.49	33.65	56.68
WCS Hardisty	18.40	47.35	23.18	45.82
Brent M1-M3	(2.19)	1.42	(1.37)	0.75
________________________________________________________

(1)
Feedstocks throughput and sales volumes per day for the Washington refinery for the three and six months ended June 30, 2019 are calculated based on the 91 and 171-day periods for which we owned the Washington refinery in 2019. As such, the amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2019 plus the Washington refinery’s throughput or sales volumes averaged over the periods from April 1, 2019 to June 30, 2019 and January 11, 2019 to June 30, 2019, respectively. The 2020 amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2020.

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

(4)
After completing the acquisition of the Par West Hawaii refinery in December 2018, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator of our current operations in Hawaii.

(5)
We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The 2019 price for the three and six months ended June 30, 2019 represents the price averaged over the periods from April 1, 2019 to June 30, 2019 and January 11, 2019 to June 30, 2019, respectively.

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

Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retail Segment
Retail sales volumes (thousands of gallons)	22,586	31,810	51,027	61,544
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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); impairment expense; inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase and terminal obligations, and purchase price allocation adjustments); depreciation, depletion, and amortization (“DD&A”); Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis); and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin. Beginning in the second quarter of 2020, Adjusted Gross Margin also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to the second quarter of 2020, contango gains and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Gross Margin (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. We have recast the non-GAAP information for the three and six months ended June 30, 2019 to conform to the current period presentation.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(36,757)	$6,303	$16,180
Operating expense (excluding depreciation)	49,385	2,247	15,395
Depreciation, depletion, and amortization	12,706	5,902	2,664
Inventory valuation adjustment	(35,979)	—	—
RINs loss in excess of net obligation	10,738	—	—
Unrealized gain on derivatives	(22,431)	—	—
Adjusted Gross Margin (1)	$(22,338)	$14,452	$34,239

Three months ended June 30, 2019	Refining	Logistics	Retail
Operating income	$33,185	$16,371	$12,026
Operating expense (excluding depreciation)	55,393	3,028	16,409
Depreciation, depletion, and amortization	14,613	3,989	2,532
Inventory valuation adjustment	(22,102)	—	—
RINs loss in excess of net obligation	2,713	—	—
Unrealized loss on derivatives	14,379	—	—
Adjusted Gross Margin (1)	$98,181	$23,388	$30,967

Six months ended June 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(205,327)	$25,079	$(1,929)
Operating expense (excluding depreciation)	101,629	6,518	32,271
Depreciation, depletion, and amortization	25,700	10,569	5,463
Impairment expense	38,105	—	29,817
Inventory valuation adjustment	39,345	—	—
RINs loss in excess of net obligation	17,340	—	—
Unrealized loss on derivatives	445	—	—
Adjusted Gross Margin	$17,237	$42,166	$65,622

Six months ended June 30, 2019	Refining	Logistics	Retail
Operating income	$47,548	$28,790	$22,090
Operating expense (excluding depreciation)	110,648	5,392	32,464
Depreciation, depletion, and amortization	28,491	7,885	4,906
Inventory valuation adjustment	(18,804)	—	—
RINs gain in excess of net obligation	(1,799)	—	—
Unrealized loss on derivatives	20,677	—	—
Adjusted Gross Margin (1)	$186,761	$42,067	$59,460
________________________________________

(1)	For the three months ended June 30, 2020 and the three and six months ended June 30, 2019, there was no impairment expense recorded in Operating income (loss).

Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, RINs loss (gain) in excess of net obligation, and impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Beginning in the second quarter of 2020, Adjusted Net Income (Loss) also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to the second quarter of 2020, contango gains and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Net Income (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. We have recast the non-GAAP information for the three and six months ended June 30, 2019 to conform to the current period presentation.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(40,560)	$28,169	$(262,897)	$89,261
Inventory valuation adjustment	(35,979)	(22,102)	39,345	(18,804)
RINs loss (gain) in excess of net obligation	10,738	2,713	17,340	(1,799)
Unrealized loss (gain) on derivatives	(22,431)	14,335	445	20,677
Acquisition and integration costs	90	818	755	3,702
Debt extinguishment and commitment costs	—	3,690	—	9,186
Changes in valuation allowance and other deferred tax items (1)	(2,714)	(2,318)	(21,087)	(67,669)
Change in value of common stock warrants	—	957	(4,270)	2,239
Severance costs	96	—	245	—
Impairment expense	—	—	67,922	—
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	(3,859)	(1,110)	(5,090)
Adjusted Net Income (Loss) (3)	(90,760)	22,403	(118,018)	31,703
Depreciation, depletion, and amortization	22,128	21,919	43,411	42,876
Interest expense and financing costs, net	16,414	20,278	35,088	38,988
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	1,874	3,368	2,721	4,298
Income tax expense (benefit)	(2)	513	124	1,095
Adjusted EBITDA	$(50,346)	$68,481	$(36,674)	$118,960
________________________________________

(1)
Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax benefit on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three and six months ended June 30, 2020 and 2019, there was no (gain) loss on sale of assets or change in value of contingent consideration.
Factors Impacting Segment Results
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Refining. Operating loss for our refining segment was $36.8 million for the three months ended June 30, 2020, a decrease of $70.0 million compared to operating income of $33.2 million for the three months ended June 30, 2019. The decrease in profitability was primarily driven by unfavorable crude differentials, lower refining sales volumes, and unfavorable crack spreads, partially offset by favorable lower of cost or net realizable value adjustments of $158.4 million and lower maintenance costs and other operating expenses.
Logistics. Operating income for our logistics segment was $6.3 million for the three months ended June 30, 2020, a decrease of $10.1 million compared to operating income of $16.4 million for the three months ended June 30, 2019. The decrease is primarily due to a net 27% lower throughput across the logistics fleet, including terminal and pipelines, related to COVID-19 demand destruction and higher DD&A expense, partially offset by higher storage margins.
Retail. Operating income for our retail segment was $16.2 million for the three months ended June 30, 2020, an increase of $4.2 million compared to operating income of $12.0 million for the three months ended June 30, 2019. The increase was primarily due to a 61% increase in fuel margins, partially offset by a 29% decline in sales volumes.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Refining. Operating loss for our refining segment was $205.3 million for the six months ended June 30, 2020, a decrease of $252.8 million compared to operating income of $47.5 million for the six months ended June 30, 2019. The decrease in profitability was primarily driven by unfavorable crude differentials, lower sales volumes, goodwill impairment charges of $38.1 million, increased RINs expenses, and lower of cost or net realizable value adjustments of $24.0 million.
Logistics. Operating income for our logistics segment was $25.1 million for the six months ended June 30, 2020, a decrease of $3.7 million compared to operating income of $28.8 million for the six months ended June 30, 2019. The decrease is primarily due to a net 8% lower throughput across our logistics assets, including terminal and pipelines, related to COVID-19 demand destruction.
Retail. Operating loss for our retail segment was $1.9 million for the six months ended June 30, 2020, a decrease of $24.0 million compared to operating income of $22.1 million for the six months ended June 30, 2019. The decrease in profitability is primarily due to goodwill impairment charges of $29.8 million and a decrease in sales volumes of 17%, partially offset by an increase in fuel margins of 38%.
Adjusted Gross Margin
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Refining. For the three months ended June 30, 2020, our refining Adjusted Gross Margin was a loss of $22.3 million, a decrease of $120.5 million compared to income of $98.2 million for the three months ended June 30, 2019. The decrease was primarily driven by unfavorable crack spreads and crude differentials, and lower refining sales volumes. Adjusted gross margin for the Hawaii refineries decreased from $3.46 per barrel in 2019 to $(6.96) per barrel in 2020 primarily due to unfavorable crude differentials and crack spreads. Adjusted gross margin for the Wyoming refinery decreased $10.56 per barrel primarily due to a decrease in crack spreads and higher RINs costs. Adjusted gross margin for the Washington refinery decreased $5.98 per barrel primarily due to unfavorable crack spreads.
Logistics. For the three months ended June 30, 2020, our logistics Adjusted Gross Margin was $14.5 million, a decrease of $8.9 million compared to $23.4 million for the three months ended June 30, 2019. The decrease was primarily driven by a net 27% lower throughput across the logistics fleet, including terminal and pipelines, related to COVID-19 demand destruction and higher DD&A expense, partially offset by increased inventory in storage in Washington.
Retail. For the three months ended June 30, 2020, our retail Adjusted Gross Margin was $34.2 million, an increase of $3.2 million when compared to $31.0 million for the three months ended June 30, 2019. The increase was primarily due to a 61% increase in fuel margins, partially offset by a 29% decline in sales volumes.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Refining. For the six months ended June 30, 2020, our refining Adjusted Gross Margin was $17.2 million, a decrease of $169.6 million compared to $186.8 million for the six months ended June 30, 2019. The decrease was primarily due to unfavorable crude differentials, reduced sales volumes, and unfavorable crack spreads. Adjusted gross margin for the Hawaii refineries decreased from $3.60 per barrel in 2019 to $(2.73) per barrel in 2020 primarily due to unfavorable crude differentials. Adjusted gross margin for the Wyoming refinery decreased $13.33 per barrel primarily due to a decrease in crack spreads and higher RINs costs. Adjusted gross margin for the Washington refinery decreased $2.75 per barrel primarily due to unfavorable crack spreads.
Logistics. For the six months ended June 30, 2020, our logistics Adjusted Gross Margin was $42.2 million, an increase of $0.1 million compared to $42.1 million for the six months ended June 30, 2019. The increase was primarily driven by increased inventory in storage and increased rail throughput in Washington, partially offset by lower throughput volumes that decreased 47% in Hawaii and 19% in Wyoming related to COVID-19 demand destruction.
Retail. For the six months ended June 30, 2020, our retail Adjusted Gross Margin was $65.6 million, an increase of $6.1 million when compared to approximately $59.5 million for the six months ended June 30, 2019. The increase was primarily due to an increase in fuel margins of 38%, partially offset by a decrease in sales volumes of 17%.
Discussion of Consolidated Results
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Revenues. For the three months ended June 30, 2020, revenues were $0.5 billion, a $0.9 billion decrease compared to $1.4 billion for the three months ended June 30, 2019. The decrease was primarily due to a decrease of $0.9 billion in third-party refining segment revenue as a result of decreases in Brent and WTI crude oil prices and a 32% decrease in refining sales volumes related to COVID-19 demand destruction. Brent and WTI crude oil prices averaged $33.39 and $28.00 per barrel during the second quarter of 2020 compared to $68.47 and $59.91 per barrel during the second quarter of 2019, respectively. Revenues at our retail segment decreased $41.1 million primarily due to a 29% decline in sales volumes and a 28% decline in fuel prices.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2020, cost of revenues (excluding depreciation) was $0.4 billion, a $0.9 billion decrease compared to $1.3 billion for the three months ended June 30, 2019. The decrease was primarily driven by decreases in Brent and WTI crude oil prices as discussed above, lower refining volumes related to COVID-19 demand destruction, and a favorable change in the lower of cost or net realizable value adjustment of $171.8 million, partially offset by unfavorable crude differentials. Cost of revenues at our retail segment decreased $44.4 million primarily due to lower fuel costs and a 29% decline in sales volumes.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2020, operating expense (excluding depreciation) was $67.0 million, a $7.8 million decrease when compared to $74.8 million for the three months ended June 30, 2019. The decrease was primarily due to lower operating expenses at our refineries driven by lower repairs and maintenance expenses, partially offset by increased utilities expenses.
Depreciation, Depletion, and Amortization. For the three months ended June 30, 2020, DD&A was $22.1 million, which was relatively consistent with $21.9 million for the three months ended June 30, 2019.
General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2020, general and administrative expense (excluding depreciation) was approximately $10.2 million, a $1.2 million decrease when compared to $11.4 million for the three months ended June 30, 2019. The decrease was primarily driven by a reduction in the use of outside services and COVID-19-related reductions in travel and employee costs.
Acquisition and Integration Costs.  For the three months ended June 30, 2020, we incurred $0.1 million of costs primarily related to integration costs associated with the Washington Acquisition. For the three months ended June 30, 2019, we incurred $0.8 million of integration costs primarily related to the Washington Acquisition, which closed on January 11, 2019.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2020, our interest expense and financing costs were $16.4 million, a $3.9 million decrease when compared to $20.3 million for the three months ended June 30, 2019. The decrease was primarily driven by a $1.2 million decrease in interest expense associated with our inventory financing agreements, a $1.2 million decrease in interest expense associated with our 5.00% Convertible Senior Notes, and a $1.1 million decrease in interest rate swap losses. These decreases were partially offset by interest expense of $1.0 million related to the 12.875% Senior Secured Notes issued in June 2020. Please read Note 9—Inventory Financing Agreements and Note 10—Debt to our condensed consolidated financial statements for further discussion on our inventory financing and indebtedness, respectively.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2019, the change in value of common stock warrants resulted in a loss of approximately $1.0 million. During the three months ended June 30, 2020, there was no change in value of common stock warrants. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock. During the three months ended June 30, 2019, our stock price increased from $17.81 per share as of March 31, 2019 to $20.52 per share as of June 30, 2019.
Debt Extinguishment and Commitment Costs. For the three months ended June 30, 2019, our debt extinguishment costs were $3.7 million and represent the extinguishment loss associated with the repurchase and cancellation of a portion of our outstanding 5.00% Convertible Senior Notes in 2019. Please read Note 10—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the three months ended June 30, 2020.
Equity Losses from Laramie Energy, LLC. For the three months ended June 30, 2020, equity losses from Laramie Energy were $1.9 million, a decrease of $2.4 million compared to equity earnings of $0.5 million for the three months ended June 30, 2019. The decrease was primarily due to Laramie Energy’s net loss associated with lower realized natural gas prices. As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the three months ended June 30, 2020, we recorded an income tax benefit of $2.7 million primarily related to an increase in our net operating loss carryforwards. For the three months ended June 30, 2019, we recorded an income tax benefit of $1.8 million primarily driven by a $2.3 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Revenues. For the six months ended June 30, 2020, revenues were $1.7 billion, a $0.9 billion decrease compared to $2.6 billion for the six months ended June 30, 2019. The decrease was primarily due to a decrease of $0.8 billion in third-party revenues at our refining segment primarily as a result of decreases in Brent and WTI crude oil prices and lower sales volumes related to COVID-19 demand destruction. Refined product sales volumes decreased 13% from 171.1 Mbpd in the six months ended June 30, 2019 to 149.5 Mbpd in the six months ended June 30, 2020. Average Brent prices decreased from $66.16 per barrel in the six months ended June 30, 2019 to $42.10 per barrel in the six months ended June 30, 2020, with similar decreases experienced for WTI crude oil prices. Revenues in our retail segment decreased $38.2 million primarily due to a 17% decrease in sales volumes and a 13% decrease in fuel prices.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2020, cost of revenues (excluding depreciation) was $1.7 billion, a $0.6 billion decrease compared to $2.3 billion for the six months ended June 30, 2019. The decrease was primarily due to decreases in Brent and WTI crude oil prices as discussed above and overall lower refining and retail volumes related to COVID-19 demand destruction. These decreases were partially offset by unfavorable crude differentials in Hawaii and an increase in RINs expense of approximately $33.7 million.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2020, operating expense (excluding depreciation) was $140.4 million, a decrease of $8.1 million compared to $148.5 million for the six months ended June 30, 2019. The decrease was primarily due to lower utilities expenses, and repairs and maintenance expenses.
Depreciation, Depletion, and Amortization. For the six months ended June 30, 2020, DD&A was $43.4 million, which was relatively consistent with $42.9 million for the six months ended June 30, 2019.
Impairment Expense. During the six months ended June 30, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments. Please read Note 8—Goodwill to our condensed consolidated financial statements for further discussion on the goodwill impairment. There was no impairment expense for the six months ended June 30, 2019.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2020, general and administrative expense (excluding depreciation) was $22.0 million, which was relatively consistent with $23.0 million for the six months ended June 30, 2019.
Acquisition and Integration Costs. For the six months ended June 30, 2020, we incurred $0.8 million of integration costs primarily related to the Washington Acquisition. For the six months ended June 30, 2019, we incurred $3.7 million of acquisition and integration costs related to the Washington Acquisition and the Par West Hawaii refinery acquisition.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2020, our interest expense and financing costs were $35.1 million, a decrease of $3.9 million when compared to $39.0 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease in interest expense and financing costs of $2.8 million due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019 and a decrease of $1.2 million due to reduced borrowings under our Supply and Offtake Agreements and Washington Refinery Intermediation Agreement. These decreases were partially offset by interest expense of $1.0 million related to the 12.875% Senior Secured Notes issued in June 2020. Please read Note 9—Inventory Financing Agreements and Note 10—Debt to our condensed consolidated financial statements for further discussion on our inventory financing and indebtedness, respectively.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2020, the change in value of common stock warrants resulted in a gain of $4.3 million, a change of $6.5 million when compared to a loss of $2.2 million for the six months ended June 30, 2019. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. For the three months ended March 31, 2020, our stock price decreased from $23.24 per share as of December 31, 2019 to $7.10 per share as of March 31, 2020. During the six months ended June 30, 2019, our stock price increased from $14.18 per share on December 31, 2018 to $20.52 per share on June 30, 2019.
Debt Extinguishment and Commitment Costs. For the six months ended June 30, 2019, our debt extinguishment and commitment costs were $9.2 million and primarily represent the commitment and other fees associated with the financing of the Washington Acquisition and the extinguishment costs associated with the repurchase and cancellation of a portion of our outstanding 5.00% Convertible Senior Notes. Please read Note 10—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the six months ended June 30, 2020.

Equity Losses from Laramie Energy, LLC. For the six months ended June 30, 2020, equity losses from Laramie Energy were $46.9 million, a decrease of $47.7 million compared to equity earnings of $0.8 million for the six months ended June 30, 2019. During the three months ended March 31, 2020, we recorded an other-than-temporary impairment charge of $45.3 million related to our investment in Laramie Energy. The remaining decrease was primarily due to Laramie Energy’s net loss associated with lower realized prices. As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the six months ended June 30, 2020, we recorded an income tax benefit of $21.0 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments. For the six months ended June 30, 2019, we recorded an income tax benefit of $66.6 million primarily driven by a $67.7 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
Consolidating Condensed Financial Information
On December 21, 2017, Par Petroleum, LLC (the “Issuer”) issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. On January 11, 2019, the Issuers (defined below) entered into a term loan and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto with respect to a $250.0 million term loan (the “Term Loan B”). On June 5, 2020, the Issuers issued their 12.875% Senior Secured Notes due 2026 in a private offering under Rule 144A and Regulation S of the Securities Act. The 7.75% Senior Secured Notes, the Term Loan B, and the 12.875% Senior Secured Notes were co-issued by Par Petroleum Finance Corp. (together with the Issuer, the “Issuers”), which has no independent assets or operations. The 7.75% Senior Secured Notes, Term Loan B, and 12.875% Senior Secured Notes are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC (other than Par Petroleum Finance Corp.).
The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts (which are all guarantors of the 7.75% Senior Secured Notes, Term Loan B, and 12.875% Senior Secured Notes), (iii) the accounts of subsidiaries of the Parent that are not guarantors of the 7.75% Senior Secured Notes, Term Loan B, or 12.875% Senior Secured Notes and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$3,944	$137,685	$1,240	$142,869
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	114,496	3	114,499
Inventories	—	427,679	—	427,679
Prepaid and other current assets	5,539	26,122	644	32,305
Due from related parties	147,802	—	(147,802)	—
Total current assets	158,028	707,652	(145,915)	719,765
Property, plant, and equipment
Property, plant, and equipment	20,992	1,117,888	37,792	1,176,672
Less accumulated depreciation, depletion, and amortization	(12,947)	(209,161)	(2,576)	(224,684)
Property, plant, and equipment, net	8,045	908,727	35,216	951,988
Long-term assets
Operating lease right-of-use assets	3,999	390,776	(16,452)	378,323
Investment in subsidiaries	350,213	—	(350,213)	—
Intangible assets, net	—	20,221	—	20,221
Goodwill	—	125,399	2,598	127,997
Other long-term assets	722	25,782	—	26,504
Total assets	$521,007	$2,178,557	$(474,766)	$2,224,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$46,008	$10,930	$1,552	$58,490
Obligations under inventory financing agreements	—	433,298	—	433,298
Accounts payable	2,224	107,602	1,483	111,309
Deferred revenue	—	3,012	—	3,012
Accrued taxes	—	24,382	43	24,425
Operating lease liabilities	744	64,419	(4,150)	61,013
Other accrued liabilities	4,106	112,137	(1,220)	115,023
Due to related parties	70,036	81,138	(151,174)	—
Total current liabilities	123,118	836,918	(153,466)	806,570
Long-term liabilities
Long-term debt, net of current maturities	—	612,938	41,018	653,956
Finance lease liabilities	89	7,054	—	7,143
Operating lease liabilities	5,195	328,500	(12,302)	321,393
Other liabilities	129	81,199	(38,068)	43,260
Total liabilities	128,531	1,866,609	(162,818)	1,832,322
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	539	—	—	539
Additional paid-in capital	722,194	307,967	(307,967)	722,194
Accumulated earnings (deficit)	(330,839)	2,569	(2,569)	(330,839)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	392,476	311,948	(311,948)	392,476
Total liabilities and stockholders’ equity	$521,007	$2,178,557	$(474,766)	$2,224,798

	As of December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,309	$118,812	$894	$126,015
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	228,707	11	228,718
Inventories	—	615,872	—	615,872
Prepaid and other current assets	12,325	46,470	361	59,156
Due from related parties	180,686	—	(180,686)	—
Total current assets	200,063	1,011,531	(179,420)	1,032,174
Property, plant, and equipment
Property, plant, and equipment	20,961	1,088,230	37,792	1,146,983
Less accumulated depreciation, depletion, and amortization	(12,117)	(170,607)	(2,316)	(185,040)
Property, plant, and equipment, net	8,844	917,623	35,476	961,943
Long-term assets
Operating lease right-of-use assets	4,276	434,909	(19,112)	420,073
Investment in Laramie Energy, LLC	—	—	46,905	46,905
Investment in subsidiaries	636,742	—	(636,742)	—
Intangible assets, net	—	21,549	—	21,549
Goodwill	—	193,321	2,598	195,919
Other long-term assets	1,128	20,869	—	21,997
Total assets	$851,053	$2,599,802	$(750,295)	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,777	$1,520	$12,297
Obligations under inventory financing agreements	—	656,162	—	656,162
Accounts payable	2,597	158,323	1,482	162,402
Deferred revenue	—	7,905	—	7,905
Accrued taxes	—	30,745	68	30,813
Operating lease liabilities	698	84,366	(5,065)	79,999
Other accrued liabilities	14,591	72,670	(2,517)	84,744
Due to related parties	125,778	101,936	(227,714)	—
Total current liabilities	143,664	1,122,884	(232,226)	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	44,783	513,145	41,706	599,634
Common stock warrants	8,206	—	—	8,206
Finance lease liabilities	223	6,004	—	6,227
Operating lease liabilities	5,629	349,327	(14,047)	340,909
Other liabilities	306	120,001	(57,287)	63,020
Total liabilities	202,811	2,111,361	(261,854)	2,052,318
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	533	—	—	533
Additional paid-in capital	715,069	293,006	(293,006)	715,069
Accumulated earnings (deficit)	(67,942)	194,023	(194,023)	(67,942)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	648,242	488,441	(488,441)	648,242
Total liabilities and stockholders’ equity	$851,053	$2,599,802	$(750,295)	$2,700,560

	Three Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$515,301	$—	$515,301

Operating expenses
Cost of revenues (excluding depreciation)	—	441,278	—	441,278
Operating expense (excluding depreciation)	—	68,210	(1,183)	67,027
Depreciation, depletion, and amortization	769	21,229	130	22,128
General and administrative expense (excluding depreciation)	2,628	7,593	—	10,221
Acquisition and integration costs	—	90	—	90
Total operating expenses	3,397	538,400	(1,053)	540,744

Operating income (loss)	(3,397)	(23,099)	1,053	(25,443)

Other income (expense)
Interest expense and financing costs, net	(1,245)	(14,610)	(559)	(16,414)
Other income, net	2	453	—	455
Equity earnings (losses) from subsidiaries	(35,920)	—	35,920	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(1,874)	(1,874)
Total other income (expense), net	(37,163)	(14,157)	33,487	(17,833)

Income (loss) before income taxes	(40,560)	(37,256)	34,540	(43,276)
Income tax benefit (expense) (1)	—	7,814	(5,098)	2,716
Net income (loss)	$(40,560)	$(29,442)	$29,442	$(40,560)

Adjusted EBITDA	$(2,530)	$(48,999)	$1,183	$(50,346)

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,409,407	$2	$1,409,409

Operating expenses
Cost of revenues (excluding depreciation)	—	1,251,842	—	1,251,842
Operating expense (excluding depreciation)	—	75,224	(394)	74,830
Depreciation, depletion, and amortization	724	21,151	44	21,919
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	4,900	6,409	70	11,379
Acquisition and integration costs	1	817	—	818
Total operating expenses	5,625	1,318,061	37,102	1,360,788

Operating income (loss)	(5,625)	91,346	(37,100)	48,621

Other income (expense)
Interest expense and financing costs, net	(5,617)	(12,662)	(1,999)	(20,278)
Debt extinguishment and commitment costs	(3,690)	—	—	(3,690)
Other income, net	2,128	50	(1)	2,177
Change in value of common stock warrants	(957)	—	—	(957)
Equity earnings (losses) from subsidiaries	41,930	—	(41,930)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	491	491
Total other income (expense), net	33,794	(12,612)	(43,439)	(22,257)

Income (loss) before income taxes	28,169	78,734	(80,539)	26,364
Income tax benefit (expense) (1)	—	(16,869)	18,674	1,805
Net income (loss)	$28,169	$61,865	$(61,865)	$28,169

Adjusted EBITDA	$(2,772)	$70,928	$325	$68,481

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,719,382	$2	$1,719,384

Operating expenses
Cost of revenues (excluding depreciation)	—	1,651,489	—	1,651,489
Operating expense (excluding depreciation)	—	142,784	(2,366)	140,418
Depreciation, depletion, and amortization	1,505	41,646	260	43,411
Impairment expense	—	67,922	—	67,922
General and administrative expense (excluding depreciation)	5,629	16,376	—	22,005
Acquisition and integration costs	—	755	—	755
Total operating expenses	7,134	1,920,972	(2,106)	1,926,000

Operating income (loss)	(7,134)	(201,590)	2,108	(206,616)

Other income (expense)
Interest expense and financing costs, net	(2,473)	(29,640)	(2,975)	(35,088)
Debt extinguishment and commitment costs	—	—	—	—
Other income, net	12	467	—	479
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(257,572)	—	257,572	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(255,763)	(29,173)	207,692	(77,244)

Income (loss) before income taxes	(262,897)	(230,763)	209,800	(283,860)
Income tax benefit (expense) (1)	—	39,309	(18,346)	20,963
Net income (loss)	$(262,897)	$(191,454)	$191,454	$(262,897)

Adjusted EBITDA	$(5,460)	$(33,582)	$2,368	$(36,674)

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,600,733	$11	$2,600,744

Operating expenses
Cost of revenues (excluding depreciation)	—	2,312,574	—	2,312,574
Operating expense (excluding depreciation)	—	148,898	(394)	148,504
Depreciation, depletion, and amortization	1,476	41,350	50	42,876
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	9,894	13,091	59	23,044
Acquisition and integration costs	3	3,699	—	3,702
Total operating expenses	11,373	2,482,230	37,097	2,530,700

Operating income (loss)	(11,373)	118,503	(37,086)	70,044

Other income (expense)
Interest expense and financing costs, net	(5,999)	(30,990)	(1,999)	(38,988)
Debt extinguishment and commitment costs	(3,832)	(5,354)	—	(9,186)
Other income, net	2,235	30	(1)	2,264
Change in value of common stock warrants	(2,239)	—	—	(2,239)
Equity earnings (losses) from subsidiaries	110,619	—	(110,619)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	792	792
Total other income (expense), net	100,784	(36,314)	(111,827)	(47,357)

Income (loss) before income taxes	89,411	82,189	(148,913)	22,687
Income tax benefit (expense) (1)	(150)	(18,351)	85,075	66,574
Net income (loss)	$89,261	$63,838	$(63,838)	$89,261

Adjusted EBITDA	$(7,659)	$126,274	$345	$118,960
________________________________________

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(40,560)	$(29,442)	$29,442	$(40,560)
Inventory valuation adjustment	—	(35,979)	—	(35,979)
RINs loss (gain) in excess of net obligation	—	10,738	—	10,738
Unrealized loss (gain) on derivatives	—	(22,431)	—	(22,431)
Acquisition and integration costs	—	90	—	90
Changes in valuation allowance and other deferred tax items (1)	—	—	(2,714)	(2,714)
Severance costs	96	—	—	96
Depreciation, depletion, and amortization	769	21,229	130	22,128
Interest expense and financing costs, net	1,245	14,610	559	16,414
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	1,874	1,874
Equity losses (income) from subsidiaries	35,920	—	(35,920)	—
Income tax expense (benefit)	—	(7,814)	7,812	(2)
Adjusted EBITDA (3)	$(2,530)	$(48,999)	$1,183	$(50,346)

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$28,169	$61,865	$(61,865)	$28,169
Inventory valuation adjustment	—	(22,102)	—	(22,102)
RINs loss (gain) in excess of net obligation	—	2,713	—	2,713
Unrealized loss on derivatives	—	14,335	—	14,335
Acquisition and integration costs	1	817	—	818
Debt extinguishment and commitment costs	3,690	—	—	3,690
Changes in valuation allowance and other deferred tax items (1)	—	—	(2,318)	(2,318)
Change in value of common stock warrants	957	—	—	957
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(3,859)	(3,859)
Depreciation, depletion, and amortization	724	21,151	44	21,919
Interest expense and financing costs, net	5,617	12,662	1,999	20,278
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	3,368	3,368
Equity losses (income) from subsidiaries	(41,930)	—	41,930	—
Income tax expense (benefit)	—	16,869	(16,356)	513
Adjusted EBITDA (3)	$(2,772)	$70,928	$325	$68,481

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(262,897)	$(191,454)	$191,454	$(262,897)
Inventory valuation adjustment	—	39,345	—	39,345
RINs loss (gain) in excess of net obligation	—	17,340	—	17,340
Unrealized loss on derivatives	—	445	—	445
Acquisition and integration costs	—	755	—	755
Changes in valuation allowance and other deferred tax items (1)	—	—	(21,087)	(21,087)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	88	—	245
Impairment expense	—	67,922	—	67,922
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Depreciation, depletion, and amortization	1,505	41,646	260	43,411
Interest expense and financing costs, net	2,473	29,640	2,975	35,088
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	257,572	—	(257,572)	—
Income tax expense (benefit)	—	(39,309)	39,433	124
Adjusted EBITDA (3)	$(5,460)	$(33,582)	$2,368	$(36,674)

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$89,261	$63,838	$(63,838)	$89,261
Inventory valuation adjustment	—	(18,804)	—	(18,804)
RINs loss (gain) in excess of net obligation	—	(1,799)	—	(1,799)
Unrealized loss on derivatives	—	20,677	—	20,677
Acquisition and integration costs	3	3,699	—	3,702
Debt extinguishment and commitment costs	3,832	5,354	—	9,186
Changes in valuation allowance and other deferred tax items (1)	—	—	(67,669)	(67,669)
Change in value of common stock warrants	2,239	—	—	2,239
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(5,090)	(5,090)
Depreciation, depletion, and amortization	1,476	41,350	50	42,876
Interest expense and financing costs, net	5,999	30,990	1,999	38,988
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	4,298	4,298
Equity losses (income) from subsidiaries	(110,619)	—	110,619	—
Income tax expense (benefit)	150	18,351	(17,406)	1,095
Adjusted EBITDA (3)	$(7,659)	$126,274	$345	$118,960
________________________________________

(1)	Included in Income tax benefit on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)
For the three and six months ended June 30, 2019, there were no severance costs or impairment expense. For the three months ended June 30, 2020, there were no debt extinguishment costs, impairment expense, or common stock warrants outstanding.

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
Our liquidity position as of June 30, 2020 was $203.8 million and consisted of $198.5 million at Par Petroleum, LLC and subsidiaries, $5.3 million at Par Pacific Holdings, and an immaterial amount at all our other subsidiaries.
As of June 30, 2020, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $142.9 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
We may from time to time seek to retire or repurchase our outstanding 5.00% Convertible Senior Notes, our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$33,767	$24,237
Net cash used in investing activities	(30,160)	(312,281)
Net cash provided by financing activities	13,247	320,862
Net cash provided by operating activities was approximately $33.8 million for the six months ended June 30, 2020, which resulted from a net loss of approximately $262.9 million, offset by net cash provided by changes in operating assets and liabilities of approximately $130.9 million and non-cash charges to operations of approximately $165.7 million. The change in our operating assets and liabilities for the six months ended June 30, 2020 was primarily due to: 1) decrease in our trade receivables of $114.2 million, 2) decrease in inventories of $164.2 million, and 3) a net decrease in our Supply and Offtake Agreements and Washington Refinery Intermediation Agreement obligations of $150.4 million. These decreases in operating assets and liabilities were primarily driven by the decline in crude oil prices in 2020. Net cash provided by operating activities was approximately $24.2 million for the six months ended June 30, 2019, which resulted from net income of approximately $89.3 million and non-cash charges to operations of approximately $25.3 million, offset by net cash used for changes in operating assets and liabilities of approximately $90.3 million.
For the six months ended June 30, 2020, net cash used in investing activities was approximately $30.2 million and primarily related to additions to property, plant, and equipment totaling approximately $30.2 million. Net cash used in investing activities was approximately $312.3 million for the six months ended June 30, 2019 and primarily related to $274.3 million net cash consideration paid for the Washington Acquisition and additions to property and equipment totaling approximately $41.4 million.
Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $13.2 million, which consisted primarily of net debt and insurance premium borrowings of approximately $92.7 million, offset by net repayments associated with the J. Aron deferred payment and MLC receivable advances of approximately $72.5 million and payments of $6.1 million in deferred loan costs primarily related to the issuance of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $320.9 million, which consisted primarily of net debt borrowings of approximately $270.0 million and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $71.4 million, offset by the payments of $13.4 million in deferred loan costs and $7.1 million in commitment and other fees related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes.
Capital Expenditures and Turnaround Costs
Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the six months ended June 30, 2020 totaled approximately $36.6 million and were primarily related to equipment purchases and engineering work in preparation for the third quarter 2020 turnaround at our Par East Hawaii refinery, the second phase of a Washington renewables project, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance. Our capital expenditure and deferred turnaround cost budget for 2020 ranges from $95 million to $110 million and primarily relates to the second phase of a Washington renewables project, equipment purchases and engineering work related to the execution of the 2020 turnarounds at our Par East Hawaii and Wyoming refineries, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance and other capital projects.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support the operations of our Par East Hawaii refinery. On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. On June 27,

2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we and J. Aron amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided by the Par West Hawaii refinery. Please read Note 9—Inventory Financing Agreements for more information.
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
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our expectations regarding the impact of COVID-19 on our business, our customers, and the markets where we operate; our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2020 of 116 thousand barrels per day, would change annualized operating income by approximately $41.6 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 2020. At June 30, 2020, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	415	—	415
Swaps	6,920	(6,920)	—
Total	7,335	(6,920)	415
Based on our net open positions at June 30, 2020, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.4 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2020, we consumed approximately 116 thousand and 134 thousand barrels per day, respectively, of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consumed approximately 4% and 3% of this throughput in the refining process during the three and six months ended June 30, 2020, respectively, which is accounted for as a fuel cost. We have economically hedged 75 thousand barrels per month of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and expire in December 2020. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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

Interest Rate Risk
As of June 30, 2020, we had $277.6 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.2 million and $4.2 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and the 12.875% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2020:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2020	146	$7.32	—	—
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	—	—	—	—
Total	146	$7.32	—	—
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

4.23
Third Supplemental Indenture, dated August 15, 2019, among Par Hawaii, LLC (successor by conversion to Par Hawaii, Inc.), Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. *

4.24	2019 Par Pacific Holdings, Inc. Management Stock Purchase Plan. Incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2019.

4.25
Indenture, dated as of June 5, 2020, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

10.1
Purchase Agreement, dated as of May 27, 2020, among Par Pacific Holdings, Inc., the Issuers, the Subsidiary Guarantors and Goldman Sachs & Co. LLC. Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 28, 2020.

10.2
Fifth Amendment to Loan and Security Agreement, dated as of June 5, 2020, among Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent and collateral agent for the lenders. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

10.3
Omnibus Amendment to Amended and Restated Pledge and Security Agreement and Amended and Restated Supply and Offtake Agreement, dated as of June 5, 2020, among Par Hawaii Refining, LLC, Par Petroleum, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 8, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Documents.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*     Filed herewith.
**    Furnished herewith.
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

Date: August 10, 2020