Form 10-Q
period 2020-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2020-11-06
CIK 821483

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
For the quarterly period ended September 30, 2020

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

53,977,789 shares of Common Stock, $0.01 par value, were outstanding as of November 2, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$127,333	$126,015
Restricted cash	2,000	2,413
Total cash, cash equivalents, and restricted cash	129,333	128,428
Trade accounts receivable, net of allowances of $1.1 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively	116,546	228,718
Inventories	493,569	615,872
Prepaid and other current assets	9,678	59,156
Total current assets	749,126	1,032,174
Property, plant, and equipment
Property, plant, and equipment	1,184,999	1,146,983
Less accumulated depreciation, depletion, and amortization	(235,050)	(185,040)
Property, plant, and equipment, net	949,949	961,943
Long-term assets
Operating lease right-of-use assets	366,029	420,073
Investment in Laramie Energy, LLC	—	46,905
Intangible assets, net	19,556	21,549
Goodwill	127,997	195,919
Other long-term assets	59,757	21,997
Total assets	$2,272,414	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$59,261	$12,297
Obligations under inventory financing agreements	470,905	656,162
Accounts payable	128,251	162,402
Deferred revenue	5,994	7,905
Accrued taxes	23,131	30,813
Operating lease liabilities	55,293	79,999
Other accrued liabilities	132,868	84,744
Total current liabilities	875,703	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	651,252	599,634
Common stock warrants	—	8,206
Finance lease liabilities	6,863	6,227
Operating lease liabilities	315,591	340,909
Other liabilities	43,065	63,020
Total liabilities	1,892,474	2,052,318
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2020 and December 31, 2019, 53,947,364 shares and 53,254,151 shares issued at September 30, 2020 and December 31, 2019, respectively	539	533
Additional paid-in capital	723,929	715,069
Accumulated deficit	(345,110)	(67,942)
Accumulated other comprehensive income	582	582
Total stockholders’ equity	379,940	648,242
Total liabilities and stockholders’ equity	$2,272,414	$2,700,560

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$689,981	$1,401,638	$2,409,365	$4,002,382

Operating expenses
Cost of revenues (excluding depreciation)	585,289	1,265,755	2,236,778	3,578,329
Operating expense (excluding depreciation)	69,458	83,237	209,876	231,741
Depreciation, depletion, and amortization	22,821	22,227	66,232	65,103
Impairment expense	—	—	67,922	—
General and administrative expense (excluding depreciation)	9,818	11,391	31,823	34,435
Acquisition and integration costs	(155)	623	600	4,325
Total operating expenses	687,231	1,383,233	2,613,231	3,913,933

Operating income (loss)	2,750	18,405	(203,866)	88,449

Other income (expense)
Interest expense and financing costs, net	(17,523)	(18,348)	(52,611)	(57,336)
Debt extinguishment and commitment costs	—	—	—	(9,186)
Other income, net	610	83	1,089	2,347
Change in value of common stock warrants	—	(826)	4,270	(3,065)
Equity losses from Laramie Energy, LLC	—	(85,633)	(46,905)	(84,841)
Total other income (expense), net	(16,913)	(104,724)	(94,157)	(152,081)

Loss before income taxes	(14,163)	(86,319)	(298,023)	(63,632)
Income tax benefit (expense)	(108)	2,428	20,855	69,002
Net income (loss)	$(14,271)	$(83,891)	$(277,168)	$5,370

Income (loss) per share
Basic	$(0.27)	$(1.65)	$(5.20)	$0.11
Diluted	$(0.27)	$(1.65)	$(5.20)	$0.11
Weighted-average number of shares outstanding
Basic	53,374	50,942	53,265	49,973
Diluted	53,374	50,942	53,265	50,071

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(277,168)	$5,370
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, and amortization	66,232	65,103
Impairment expense	67,922	—
Debt extinguishment and commitment costs	—	9,186
Non-cash interest expense	5,066	7,064
Non-cash lower of cost or net realizable value adjustment	22,281	2,496
Change in value of common stock warrants	(4,270)	3,065
Deferred taxes	(21,087)	(69,563)
Stock-based compensation	5,314	4,646
Unrealized (gain) loss on derivative contracts	(2,733)	6,328
Equity losses from Laramie Energy, LLC	46,905	84,841
Net changes in operating assets and liabilities:
Trade accounts receivable	112,177	(39,455)
Prepaid and other assets	50,830	13,838
Inventories	98,830	(249,814)
Deferred turnaround expenditures	(40,575)	(8,986)
Obligations under inventory financing agreements	(124,418)	212,862
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	20,647	51,651
Net cash provided by operating activities	25,953	98,632
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(274,291)
Proceeds from purchase price settlement related to asset acquisition	—	3,226
Capital expenditures	(42,451)	(64,086)
Other investing activities	23	864
Net cash used in investing activities	(42,428)	(334,287)
Cash flows from financing activities:
Proceeds from borrowings	205,950	470,505
Repayments of borrowings	(120,489)	(207,121)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(60,839)	27,783
Payment of deferred loan costs	(6,266)	(13,450)
Payments for debt extinguishment and commitment costs	—	(7,142)
Other financing activities, net	(976)	2,396
Net cash provided by financing activities	17,380	272,971
Net increase in cash, cash equivalents, and restricted cash	905	37,316
Cash, cash equivalents, and restricted cash at beginning of period	128,428	75,819
Cash, cash equivalents, and restricted cash at end of period	$129,333	$113,135
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(35,697)	$(35,913)
Taxes	124	(3,974)
Non-cash investing and financing activities:
Accrued capital expenditures	$10,981	$7,207
Value of warrants reclassified to equity	3,936	—
ROU assets obtained in exchange for new finance lease liabilities	1,992	198
ROU assets obtained in exchange for new operating lease liabilities	11,974	15,532
ROU assets terminated in exchange for release from operating lease liabilities	7,738	193
Common stock issued for business combination	—	36,980
Common stock issued to repurchase convertible notes	—	30,055

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
Exercise of common stock warrants	351	3	3,933	—	—	3,936
Stock-based compensation	296	3	1,612	—	—	1,615
Purchase of common stock for retirement	(64)	(1)	(1,067)	—	—	(1,068)
Net loss	—	—	—	(222,337)	—	(222,337)
Balance, March 31, 2020	53,837	538	719,547	(290,279)	582	430,388
Issuance of common stock for employee stock purchase plan	95	1	854	—	—	855
Stock-based compensation	10	—	1,794	—	—	1,794
Purchase of common stock for retirement	—	—	(1)	—	—	(1)
Net loss	—	—	—	(40,560)	—	(40,560)
Balance, June 30, 2020	53,942	539	722,194	(330,839)	582	392,476
Stock-based compensation	10	—	1,777	—	—	1,777
Purchase of common stock for retirement	(5)	—	(42)	—	—	(42)
Net loss	—	—	—	(14,271)	—	(14,271)
Balance, September 30, 2020	53,947	$539	$723,929	$(345,110)	$582	$379,940

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
For the Interim Periods Ended September 30, 2020 and 2019

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
As of September 30, 2020, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
The worldwide spread and severity of a new coronavirus, referred to as COVID-19, and certain developments in the global crude oil markets have impacted our businesses, people, and operations. We are actively responding to these ongoing matters and many uncertainties remain. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 pandemic’s impact on our estimates and assumptions, financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2020 or 2019.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$5,479	$4,763	$15,974	$12,579
Operating expense	15,084	13,630	43,650	40,212
General and administrative expense	948	797	2,584	2,341

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
For the Interim Periods Ended September 30, 2020 and 2019

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
Note 3—Investment in Laramie Energy, LLC
As of September 30, 2020, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $200.9 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of September 30, 2020, the balance outstanding on the revolving credit facility was approximately $200.0 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us. On April 23, 2020, Laramie Energy extended the credit facility from its original maturity date of December 15, 2020 to December 15, 2021.
At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for the years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statement of operations for the three months ended March 31, 2020.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Nine Months Ended September 30, 2020
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$23,808	$23,367
Non-current assets	366,610	393,575
Current liabilities	23,714	229,687
Non-current liabilities	291,138	85,287

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Natural gas and oil revenues	$28,257	$38,967	$86,515	$150,161
Loss from operations	(3,443)	(10,028)	(10,773)	(4,490)
Net loss	(12,643)	(12,586)	(26,418)	(18,139)

Laramie Energy’s net loss for the three and nine months ended September 30, 2020 includes $9.0 million and $28.3 million of depreciation, depletion, and amortization (“DD&A”) and $5.9 million and $7.6 million of unrealized losses on derivative instruments, respectively. Laramie Energy’s net loss for the three and nine months ended September 30, 2019 includes $20.7 million and $63.1 million of DD&A and $4.3 million of unrealized losses and $6.8 million of unrealized gains on derivative instruments, respectively.
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
For the Interim Periods Ended September 30, 2020 and 2019

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
The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the three and nine months ended September 30, 2019, our results of operations included revenues of $300.0 million and $855.6 million and income before income taxes of $29.4 million and $49.5 million related to U.S. Oil, respectively. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands except per share information):

Nine Months Ended September 30, 2019
Revenues	$4,030,290
Net loss	(72,544)

Loss per share
Basic	$(1.45)
Diluted	$(1.45)

These pro forma results were based on estimates and assumptions that we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results for the nine months ended September 30, 2019 include adjustments to remeasure U.S. Oil’s LIFO inventory reserve as if the Washington Acquisition had been completed on January 1, 2018, record interest and other debt extinguishment costs related to issuance of the Term Loan B and Par Pacific Term Loan, and to adjust U.S. Oil’s historical depreciation expense as a result of the fair value adjustment to Property, plant, and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

equipment, net. Additionally, the pro forma results include the elimination of the $67.0 million tax benefit that was recognized by the Company in connection with the Washington Acquisition.
Note 5—Revenue Recognition
As of September 30, 2020 and December 31, 2019, receivables from contracts with customers were $110.2 million and $214.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $6.0 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$219,849	$—	$59,344
Distillates (1)	213,448	—	7,847
Other refined products (2)	188,586	—	—
Merchandise	—	—	24,010
Transportation and terminalling services	—	41,722	—
Other revenue	4,543	—	535
Total segment revenues (3)	$626,426	$41,722	$91,736

Three Months Ended September 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$399,543	$—	$86,941
Distillates (1)	625,080	—	10,857
Other refined products (2)	311,724	—	—
Merchandise	—	—	24,098
Transportation and terminalling services	—	49,623	—
Other revenue	604	—	338
Total segment revenues (3)	$1,336,951	$49,623	$122,234

Nine Months Ended September 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$641,817	$—	$179,348
Distillates (1)	986,916	—	24,939
Other refined products (2)	581,839	—	—
Merchandise	—	—	68,421
Transportation and terminalling services	—	143,004	—
Other revenue	19,281	—	1,462
Total segment revenues (3)	$2,229,853	$143,004	$274,170

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Nine Months Ended September 30, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$1,060,095	$—	$242,952
Distillates (1)	1,827,879	—	30,413
Other refined products (2)	941,109	—	—
Merchandise	—	—	68,176
Transportation and terminalling services	—	144,978	—
Other revenue	1,489	—	1,273
Total segment revenues (3)	$3,830,572	$144,978	$342,814
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at September 30, 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$132,659	$131,957	$264,616
Refined products and blendstock	85,624	76,286	161,910
Warehouse stock and other (2)	67,043	—	67,043
Total	$285,326	$208,243	$493,569
Inventories at December 31, 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$117,717	$148,303	$266,020
Refined products and blendstock	127,966	158,737	286,703
Warehouse stock and other (2)	63,149	—	63,149
Total	$308,832	$307,040	$615,872

________________________________________________________

(1)	Please read Note 9—Inventory Financing Agreements for further information.

(2)
Includes $20.8 million and $19.1 million of RINs and environmental credits, reported at cost, as of September 30, 2020 and December 31, 2019, respectively. RINs and environmental obligations of $87.1 million and $22.8 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, there was a $22.3 million reserve for the lower of cost or net realizable value of inventory. As of December 31, 2019, there was no reserve for the lower of cost or net realizable value of inventory. Our last-in, first-out (“LIFO”) inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of September 30, 2020. As of December 31, 2019, the excess of current replacement cost over the LIFO inventory carrying value at the Washington refinery was approximately $6.4 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Advances to suppliers	$—	$27,635
Collateral posted with broker for derivative instruments (1)	2,986	10,306
Prepaid insurance	—	13,536
Derivative assets	2,963	2,075
Other	3,729	5,604
Total	$9,678	$59,156

_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.

Note 8—Goodwill
During the nine months ended September 30, 2020, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$195,919
Impairment expense	(67,922)
Balance at September 30, 2020	$127,997

At March 31, 2020, we performed a quantitative goodwill impairment test of all of our reporting units due to (i) the global economic impact of the COVID-19 pandemic and (ii) a steep decline in current and forecasted prices and demand for crude oil and refined products. As part of our quantitative impairment test, we compared the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. In assessing the fair value of the reporting units, we primarily utilized a market approach based on observable multiples for comparable companies within our industry. Our refining reporting units in Hawaii and Washington were fully impaired and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our condensed consolidated statement of operations for the nine months ended September 30, 2020. The goodwill impairment expense was allocated to the Refining segment ($38.1 million) and to the Retail segment ($29.8 million).
Note 9—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company LLC (“J. Aron”) to support the operations of our Par East Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. We are evaluating options to extend or replace the Supply and Offtake Agreements. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of September 30, 2020, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity to be provided by the Par West Hawaii refinery. The amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”), our wholly owned subsidiary, in limited and restricted circumstances.
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
For the Interim Periods Ended September 30, 2020 and 2019

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
For the three and nine months ended September 30, 2020, we incurred approximately $2.2 million and $8.9 million of inventory intermediation fees related to the Supply and Offtake Agreements, respectively, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, we incurred approximately $9.1 million and $24.7 million of inventory intermediation fees related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2020, Interest expense and financing costs, net, on our condensed consolidated statements of operations includes approximately $0.4 million and $2.5 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.3 million and $4.3 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of September 30, 2020 and December 31, 2019, the capacity of the Deferred Payment Arrangement was $66.5 million and $155.5 million, respectively. As of September 30, 2020 and December 31, 2019, we had $51.9 million and $97.5 million outstanding, respectively, under the Deferred Payment Arrangements.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreements. As of September 30, 2020 and December 31, 2019, the receivable was $0.8 million and $0.5 million, respectively.
Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of the same, exclusively to MLC. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to early terminate as early as March 31, 2021. We are evaluating options to extend or replace the Washington Refinery Intermediation Agreement.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

under the MLC receivable advances. As of September 30, 2020 and December 31, 2019, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $48.5 million and $63.8 million, respectively. Additionally, as of September 30, 2020 and December 31, 2019, we had approximately $71.3 million and $127.2 million in letters of credit outstanding through MLC’s credit support, respectively.
For the three and nine months ended September 30, 2020, we incurred approximately $1.0 million and $3.1 million of inventory intermediation fees, respectively, related to the Washington Refinery Intermediation Agreement, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, we incurred approximately $0.9 million and $2.7 million of inventory intermediation fees related to the Washington Refinery Intermediation Agreement, respectively. For the three and nine months ended September 30, 2020, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.5 million and $2.2 million of expenses related to the Washington Refinery Intermediation Agreement, respectively. For the three and nine months ended September 30, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $2.0 million and $4.8 million of expenses related to the Washington Refinery Intermediation Agreement, respectively.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 11—Derivatives for further information.
Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2020	December 31, 2019
5.00% Convertible Senior Notes due 2021	$48,665	$48,665
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,408	1,433
Term Loan B	231,250	240,625
Retail Property Term Loan	42,880	44,014
PHL Term Loan	5,882	—
12.875% Senior Secured Notes due 2026	105,000	—
Principal amount of long-term debt	735,085	634,737
Less: unamortized discount and deferred financing costs	(24,572)	(22,806)
Total debt, net of unamortized discount and deferred financing costs	710,513	611,931
Less: current maturities	(59,261)	(12,297)
Long-term debt, net of current maturities	$651,252	$599,634

As of September 30, 2020 and December 31, 2019, we had $0.1 million and $0.2 million in letters of credit outstanding under the ABL Credit Facility, respectively, and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, LLC (“PHL,” formerly known as Par Hawaii, Inc. and includes the assets previously owned by the dissolved entities Mid Pac Petroleum, LLC and HIE Retail, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of September 30, 2020, the ABL Revolver had no outstanding balance and a borrowing base of approximately $48.8 million.
5.00% Convertible Senior Notes Due 2021
As of September 30, 2020, the outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $2.0 million, and the carrying amount of the liability component was $46.6 million. During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of our common stock with a fair value of $74.3 million. We recognized a loss of approximately $3.7 million related to the May and June extinguishments of the repurchased 5.00% Convertible Senior Notes in the nine months ended September 30, 2019.
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
For the Interim Periods Ended September 30, 2020 and 2019

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
12.875% Senior Secured Notes Due 2026
On June 5, 2020, the Issuers completed the issuance and sale of $105 million in aggregate principal amount of 12.875% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $98.8 million from the sale were used for general corporate purposes.
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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2020, we were in compliance with all of our debt instruments.
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
For the Interim Periods Ended September 30, 2020 and 2019

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
Our open futures and OTC swaps expire at various dates through December 2020. At September 30, 2020, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	450	—	450
Swaps	3,000	(5,300)	(2,300)
Total	3,450	(5,300)	(1,850)

At September 30, 2020, we also had option collars of 75 thousand barrels of crude oil per month that expire in December 2020 and 25 thousand barrels of crude oil per month that commence in January 2021and expire in December 2021 to economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel, respectively.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of September 30, 2020, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2020 and December 31, 2019 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2020	December 31, 2019
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$2,963	$2,075
Commodity derivatives	Other accrued liabilities	(1,915)	(5,534)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(12,286)	173
MLC terminal obligation derivative	Obligations under inventory financing agreements	6,991	(14,717)

Interest rate derivatives	Other accrued liabilities	(942)	(314)
Interest rate derivatives	Other liabilities	(2,340)	(1,113)
_________________________________________________________

(1)
Does not include cash collateral of $3.0 million and $10.3 million recorded in Prepaid and other current assets and $9.5 million and $9.5 million in Other long-term assets as of September 30, 2020 and December 31, 2019, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2020	2019	2020	2019
Commodity derivatives	Cost of revenues (excluding depreciation)	$1,860	$(4,836)	$(54,160)	$(8,095)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	44,556	(2,638)	(12,459)	(6,558)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	6,000	4,656	62,076	1,317
Interest rate derivatives	Interest expense and financing costs, net	2	(415)	(2,310)	(1,885)

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
During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of September 30, 2020, we had no common stock warrants outstanding.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations published by commodity exchanges. Level 3 instruments are valued using significant unobservable inputs that are not readily observable in the market. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent/WTI indices, and contractual price differentials as defined in the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $6.05 per barrel to a premium of $15.43 per barrel as of September 30, 2020. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at September 30, 2020 or December 31, 2019. Please read Note 11—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2020 and December 31, 2019 are presented gross in the tables below (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$219	$16,233	$—	$16,452	$(13,489)	$2,963

Liabilities
Commodity derivatives	$(302)	$(15,102)	$—	$(15,404)	$13,489	$(1,915)
J. Aron repurchase obligation derivative	—	—	(12,286)	(12,286)	—	(12,286)
MLC terminal obligation derivative	—	—	6,991	6,991	—	6,991
Interest rate derivatives	—	(3,282)	—	(3,282)	—	(3,282)
Total	$(302)	$(18,384)	$(5,295)	$(23,981)	$13,489	$(10,492)

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,595	$2,075	$—	$6,670	$(4,595)	$2,075

Liabilities
Common stock warrants	$—	$—	$(8,206)	$(8,206)	$—	$(8,206)
Commodity derivatives	(10,129)	—	—	(10,129)	4,595	(5,534)
J. Aron repurchase obligation derivative	—	—	173	173	—	173
MLC terminal obligation derivative	—	—	(14,717)	(14,717)	—	(14,717)
Interest rate derivatives	—	(1,427)	—	(1,427)	—	(1,427)
Total	$(10,129)	$(1,427)	$(22,750)	$(34,306)	$4,595	$(29,711)
_________________________________________________________

(1)
Does not include cash collateral of $12.5 million and $19.8 million as of September 30, 2020 and December 31, 2019, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, at beginning of period	$(66,098)	$(12,720)	$(22,750)	$(922)
Settlements	10,247	3,777	(36,432)	(4,121)
Acquired	—	6,201	—	3,900
Total gains (losses) included in earnings	50,556	(3,463)	53,887	(5,062)
Balance, at end of period	$(5,295)	$(6,205)	$(5,295)	$(6,205)
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$46,646	$44,706
7.75% Senior Secured Notes due 2025 (1)	292,968	267,750
Mid Pac Term Loan (2)	1,408	1,408
Term Loan B Facility (1)	222,407	203,500
Retail Property Term Loan (2)	42,231	42,231
PHL Term Loan (2)	5,833	5,833
12.875% Senior Secured Notes due 2026 (1)	99,020	109,284

	December 31, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$44,783	$66,477
7.75% Senior Secured Notes due 2025 (1)	292,015	309,375
Mid Pac Term Loan (2)	1,433	1,433
Term Loan B Facility (1)	230,474	240,625
Retail Property Term Loan (2)	43,226	43,226
Common stock warrants (2)	8,206	8,206
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
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of September 30, 2020. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

inputs within the fair value hierarchy because the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes may not be actively traded.
The Retail Property Term Loan is subject to a market-based floating interest rate. The Mid Pac Term Loan and PHL Term Loan are subject to fixed interest rates of 4.375% and 2.750%, respectively. The carrying values of our Retail Property, Mid Pac, and PHL Term Loans were determined to approximate fair value as of September 30, 2020 and December 31, 2019. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our right-of-use assets (“ROU assets”) and liabilities as of September 30, 2020 and December 31, 2019 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets
Finance	Property, plant, and equipment	$13,543	$11,552
Finance	Accumulated amortization	(5,978)	(4,447)
Finance	Property, plant, and equipment, net	$7,565	$7,105
Operating	Operating lease right-of-use assets	366,029	420,073
Total right-of-use assets		$373,594	$427,178

Liabilities
Current
Finance	Other accrued liabilities	$1,555	$1,784
Operating	Operating lease liabilities	55,293	79,999
Long-term
Finance	Finance lease liabilities	6,863	6,227
Operating	Operating lease liabilities	315,591	340,909
Total lease liabilities		$379,302	$428,919

Weighted-average remaining lease term (in years)
Finance		5.67	5.69
Operating		10.64	10.26
Weighted-average discount rate
Finance		7.45%	6.68%
Operating		7.63%	7.88%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

The following table summarizes the lease costs recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost type	2020	2019	2020	2019
Finance lease cost
Amortization of finance lease ROU assets	$518	$479	$1,532	$1,380
Interest on lease liabilities	156	128	487	392
Operating lease cost	26,514	24,259	80,644	72,237
Variable lease cost	2,185	2,799	7,842	8,689
Short-term lease cost	820	1,067	1,662	1,483
Net lease cost	$30,193	$28,732	$92,167	$84,181

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease type	2020	2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,508	$1,571
Operating cash flows from finance leases	493	559
Operating cash flows from operating leases	76,536	71,181
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,992	198
ROU assets obtained in exchange for new operating lease liabilities	11,974	15,532
ROU assets terminated in exchange for release from operating lease liabilities	7,738	193

The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2020 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2020 (1)	$585	$27,018	$27,603
2021	1,973	72,824	74,797
2022	1,765	68,123	69,888
2023	1,752	54,228	55,980
2024	1,441	44,478	45,919
2025	1,202	42,907	44,109
Thereafter	1,660	201,059	202,719
Total lease payments	10,378	510,637	521,015
Less amount representing interest	(1,960)	(139,753)	(141,713)
Present value of lease liabilities	$8,418	$370,884	$379,302
_________________________________________________________

(1)	Represents period from October 1, 2020 to December 31, 2020.
Additionally, the Company has $8.9 million and $1.1 million in future undiscounted cash flows for operating leases and finance leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

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
Environmental Matters
Like other petroleum refiners, our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. Periodically, we receive communications from various federal, state, and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. For example, on September 30, 2020, we entered into a consent agreement with the U.S. Environmental Protection Agency (“EPA”) stemming from the EPA’s claim that we failed to comply with certain statutorily required operating procedures and management system and process safety requirements at our Par West refinery. As a result of that consent agreement, we agreed to pay the EPA a penalty of $123,461. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. Except as disclosed below, we do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations, or cash flows.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2020, we have accrued $15.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended September 30, 2020 and 2019

and required fenceline monitoring. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. Accordingly, our Hawaii refineries submitted a GHG reduction plan that incorporates the partnering provisions and demonstrates that additional reductions are not cost-effective or necessary because of the Hawaii refineries’ shared baseline allocation and because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.
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
For the Interim Periods Ended September 30, 2020 and 2019

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
For the Interim Periods Ended September 30, 2020 and 2019

required the Company or the General Trust, as applicable, to maintain the current accruals owed on account of the remaining claims of the U.S. Government and Noble Energy, Inc.
As of September 30, 2020, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 15—Stockholders’ Equity
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted Stock Awards	$1,011	$789	$2,962	$2,589
Restricted Stock Units	327	279	971	841
Stock Option Awards	439	380	1,253	1,103

During the three and nine months ended September 30, 2020, we granted 22 thousand and 310 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $5.5 million, respectively. As of September 30, 2020, there were approximately $8.3 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
During the nine months ended September 30, 2020, we granted 279 thousand stock option awards with a weighted-average exercise price of $19.73 per share and no grants were made for the three months ended September 30, 2020. As of September 30, 2020, there were approximately $3.2 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
During the nine months ended September 30, 2020, we granted 47 thousand performance restricted stock units to executive officers and no grants were made for the three months ended September 30, 2020. These performance restricted stock units had a fair value of approximately $0.9 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of September 30, 2020, there were approximately $1.2 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Note 16—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 82 thousand shares during the nine months ended September 30, 2020 and 354 thousand shares during the three and nine months ended September 30, 2019, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(14,271)	$(83,891)	$(277,168)	$5,370
Less: Undistributed income allocated to participating securities (1)	—	—	—	59
Net income (loss) attributable to common stockholders	(14,271)	(83,891)	(277,168)	5,311
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income (loss) per common share	$(14,271)	$(83,891)	$(277,168)	$5,311

Basic weighted-average common stock shares outstanding	53,374	50,942	53,265	49,973
Plus: dilutive effects of common stock equivalents (2)	—	—	—	98
Diluted weighted-average common stock shares outstanding	53,374	50,942	53,265	50,071

Basic income (loss) per common share	$(0.27)	$(1.65)	$(5.20)	$0.11
Diluted income (loss) per common share	$(0.27)	$(1.65)	$(5.20)	$0.11
________________________________________________________

(1)
Participating securities include restricted stock that had been issued but had not yet vested during the three and nine months ended September 30, 2019. These participating securities were fully vested as of December 31, 2019.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the three and nine months ended September 30, 2020 and the three months September 30, 2019.

For the nine months ended September 30, 2019, our calculation of diluted shares outstanding excluded 160 thousand shares of unvested restricted stock and 1.8 million stock options.
As discussed in Note 10—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the nine months ended September 30, 2019, diluted income per share was determined using the if-converted method. Our calculation of diluted shares outstanding for the nine months ended September 30, 2019 excluded 5.5 million common stock equivalents, respectively, as the effect would be anti-dilutive.
Note 17—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2020 and December 31, 2019.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of September 30, 2020 and December 31, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

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
Note 18—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$626,426	$41,722	$91,736	$(69,903)	$689,981
Cost of revenues (excluding depreciation)	568,051	26,411	60,725	(69,898)	585,289
Operating expense (excluding depreciation)	49,972	3,364	16,122	—	69,458
Depreciation, depletion, and amortization	13,509	5,513	2,829	970	22,821
General and administrative expense (excluding depreciation)	—	—	—	9,818	9,818
Acquisition and integration costs	—	—	—	(155)	(155)
Operating income (loss)	$(5,106)	$6,434	$12,060	$(10,638)	$2,750
Interest expense and financing costs, net					(17,523)
Other income, net					610
Equity losses from Laramie Energy, LLC					—
Loss before income taxes					(14,163)
Income tax expense					(108)
Net loss					$(14,271)

Capital expenditures	$9,281	$2,216	$392	$397	$12,286

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Three Months Ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,336,951	$49,623	$122,234	$(107,170)	$1,401,638
Cost of revenues (excluding depreciation)	1,256,569	28,712	87,631	(107,157)	1,265,755
Operating expense (excluding depreciation)	63,041	2,553	17,643	—	83,237
Depreciation, depletion, and amortization	14,088	4,798	2,523	818	22,227
General and administrative expense (excluding depreciation)	—	—	—	11,391	11,391
Acquisition and integration costs	—	—	—	623	623
Operating income (loss)	$3,253	$13,560	$14,437	$(12,845)	$18,405
Interest expense and financing costs, net					(18,348)
Other income, net					83
Change in value of common stock warrants					(826)
Equity losses from Laramie Energy, LLC					(85,633)
Loss before income taxes					(86,319)
Income tax benefit					2,428
Net loss					$(83,891)

Capital expenditures	$6,672	$14,759	$765	$486	$22,682

________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $69.9 million and $107.2 million for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,229,853	$143,004	$274,170	$(237,662)	$2,409,365
Cost of revenues (excluding depreciation)	2,211,371	85,527	177,537	(237,657)	2,236,778
Operating expense (excluding depreciation)	151,601	9,882	48,393	—	209,876
Depreciation, depletion, and amortization	39,209	16,082	8,292	2,649	66,232
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	31,823	31,823
Acquisition and integration costs	—	—	—	600	600
Operating income (loss)	$(210,433)	$31,513	$10,131	$(35,077)	$(203,866)
Interest expense and financing costs, net					(52,611)
Other income, net					1,089
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(46,905)
Loss before income taxes					(298,023)
Income tax benefit					20,855
Net loss					$(277,168)

Capital expenditures	$26,529	$12,406	$2,253	$1,263	$42,451

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2020 and 2019

Nine Months Ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,830,572	$144,978	$342,814	$(315,982)	$4,002,382
Cost of revenues (excluding depreciation)	3,563,503	82,000	248,751	(315,925)	3,578,329
Operating expense (excluding depreciation)	173,689	7,945	50,107	—	231,741
Depreciation, depletion, and amortization	42,579	12,683	7,429	2,412	65,103
General and administrative expense (excluding depreciation)	—	—	—	34,435	34,435
Acquisition and integration costs	—	—	—	4,325	4,325
Operating income (loss)	$50,801	$42,350	$36,527	$(41,229)	$88,449
Interest expense and financing costs, net					(57,336)
Debt extinguishment and commitment costs					(9,186)
Other income, net					2,347
Change in value of common stock warrants					(3,065)
Equity losses from Laramie Energy, LLC					(84,841)
Loss before income taxes					(63,632)
Income tax benefit					69,002
Net income					$5,370

Capital expenditures	$25,555	$32,217	$5,042	$1,272	$64,086
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $237.7 million and $316.0 million for the nine months ended September 30, 2020 and 2019, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and nine months ended September 30, 2020 or 2019.

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
As of September 30, 2020, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
We continue to actively respond to the impacts that these matters are having on our business. We decreased throughput rates at our Hawaii and Wyoming refineries in response to reduced refined product demand, idled certain refining units at our Hawaii refineries, reduced the scope of our Washington turnaround scheduled in the first quarter of 2021, and delayed the timing of our planned turnaround in Hawaii until the third quarter of 2020. In addition, we have adjusted production of certain refined products to meet the changing local demand profile. We continue to maintain an ample supply of refined product to meet the refined product needs in the regions in which we operate. On May 5, 2020, we announced that 29 employees were furloughed in response to the previously announced decline in throughput rates at our refineries in Kapolei, Hawaii, and our President and Chief Executive Officer and the independent members of the Company’s Board of Directors reduced their cash salaries by 75%. In response to sustained decreased demand for refined products in Hawaii, we significantly reduced discretionary spending company-wide and, in early October 2020, we reduced headcount in our refining segment in Hawaii.
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
The financial results contained in this Quarterly Report on Form 10-Q reflect the reduced activity experienced in the second and third quarters of 2020 in the regions in which we operate. The COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. In Washington, for example, mandatory self-quarantine orders have been lifted and replaced by recommended self-quarantines for travelers arriving from areas of high COVID-19 activity. Beginning October 15, 2020, U.S. travelers to the state of Hawaii have an option to take a rapid COVID-19 test as an alternative to a 14-day quarantine. If travelers test negative, they will not be required to quarantine. Prohibitions on international travel to the U.S. have been extended into the fourth quarter of 2020. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry. Due to the rapid development and fluidity of the situation, the full magnitude of the impact of COVID-19 on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Net Loss. Our financial results for the third quarter of 2020 improved from a net loss of $83.9 million for the three months ended September 30, 2019 to a net loss of $14.3 million for the three months ended September 30, 2020. The increase was primarily driven by our 2019 other-than-temporary impairment of $81.5 million related to our equity investment in Laramie Energy, partially offset by unfavorable refining crack spreads, lower retail sales volumes related to COVID-19 demand destruction, and an approximately $6.2 million increase in expense from an expected liquidation of a LIFO inventory layer. Other factors impacting our results period over period include cost reductions across our businesses in response to COVID-19, partially offset by an increase in RINs expenses and a $5.5 million unfavorable change in lower of cost or net realizable value adjustments.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2020, Adjusted EBITDA was a loss of $16.1 million compared to earnings of $47.0 million for the three months ended September 30, 2019. The decrease was primarily related to unfavorable crack spreads and lower sales volumes across our operating segments related to COVID-19 demand destruction, partially offset by favorable crude oil differentials in Hawaii and cost reductions across our businesses in response to COVID-19.
For the three months ended September 30, 2020, Adjusted Net Income (Loss) was a loss of $56.5 million compared to income of $4.0 million for the three months ended September 30, 2019. The decrease was primarily related to the factors described above for the decrease in Adjusted EBITDA, partially offset by a $2.2 million decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding impairment changes associated with our investment in Laramie Energy.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Net Income (Loss). Our net income decreased from $5.4 million for the nine months ended September 30, 2019 to a net loss of $277.2 million for the nine months ended September 30, 2020. The decrease was primarily driven by unfavorable crack spreads, goodwill impairments of $67.9 million, increased RINs expenses and derivative costs, and an unfavorable change in lower of cost or net realizable value adjustments, partially offset by cost reductions across our businesses in response to COVID-19 and higher retail fuel margins. In addition, we incurred an other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy in 2020, as compared to an other-than-temporary impairment of $81.5 million in 2019. Other factors impacting our results period over period include a $48.1 million reduction in our income tax benefit, lower debt extinguishment and commitment costs, and an approximately $6.2 million increase in expense from an expected liquidation of a LIFO inventory layer.
Adjusted EBITDA and Adjusted Net Income (Loss). For the nine months ended September 30, 2020, Adjusted EBITDA was a loss of $52.7 million compared to earnings of $166.0 million for the nine months ended September 30, 2019. The change was primarily related to unfavorable crack spreads and lower refining sales volumes at our Hawaii and Wyoming refineries related to COVID-19 demand destruction, partially offset by lower operating expense and higher retail fuel margins.
For the nine months ended September 30, 2020, Adjusted Net Income (Loss) was a loss of $174.5 million compared to income of $35.7 million for the nine months ended September 30, 2019. The decrease was primarily related to the same factors described above for the decrease in Adjusted EBITDA, partially offset by a $4.7 million decrease in interest expense and financing costs and a $3.7 million decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding impairment changes associated with our investment in Laramie Energy.
The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change (1)
Revenues	$689,981	$1,401,638	$(711,657)	(51)%
Cost of revenues (excluding depreciation)	585,289	1,265,755	(680,466)	(54)%
Operating expense (excluding depreciation)	69,458	83,237	(13,779)	(17)%
Depreciation, depletion, and amortization	22,821	22,227	594	3%
General and administrative expense (excluding depreciation)	9,818	11,391	(1,573)	(14)%
Acquisition and integration costs	(155)	623	(778)	(125)%
Total operating expenses	687,231	1,383,233
Operating income	2,750	18,405
Other income (expense)
Interest expense and financing costs, net	(17,523)	(18,348)	825	4%
Other income, net	610	83	527	635%
Change in value of common stock warrants	—	(826)	826	100%
Equity losses from Laramie Energy, LLC	—	(85,633)	85,633	100%
Total other income (expense), net	(16,913)	(104,724)
Loss before income taxes	(14,163)	(86,319)
Income tax benefit (expense)	(108)	2,428	(2,536)	(104)%
Net loss	$(14,271)	$(83,891)

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change (1)
Revenues	$2,409,365	$4,002,382	$(1,593,017)	(40)%
Cost of revenues (excluding depreciation)	2,236,778	3,578,329	(1,341,551)	(37)%
Operating expense (excluding depreciation)	209,876	231,741	(21,865)	(9)%
Depreciation, depletion, and amortization	66,232	65,103	1,129	2%
Impairment expense	67,922	—	67,922	NM
General and administrative expense (excluding depreciation)	31,823	34,435	(2,612)	(8)%
Acquisition and integration costs	600	4,325	(3,725)	(86)%
Total operating expenses	2,613,231	3,913,933
Operating income (loss)	(203,866)	88,449
Other income (expense)
Interest expense and financing costs, net	(52,611)	(57,336)	4,725	8%
Debt extinguishment and commitment costs	—	(9,186)	9,186	100%
Other income, net	1,089	2,347	(1,258)	(54)%
Change in value of common stock warrants	4,270	(3,065)	7,335	239%
Equity losses from Laramie Energy, LLC	(46,905)	(84,841)	37,936	45%
Total other income (expense), net	(94,157)	(152,081)
Loss before income taxes	(298,023)	(63,632)
Income tax benefit	20,855	69,002	(48,147)	(70)%
Net income (loss)	$(277,168)	$5,370
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2020 and 2019 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$626,426	$41,722	$91,736	$(69,903)	$689,981
Cost of revenues (excluding depreciation)	568,051	26,411	60,725	(69,898)	585,289
Operating expense (excluding depreciation)	49,972	3,364	16,122	—	69,458
Depreciation, depletion, and amortization	13,509	5,513	2,829	970	22,821
General and administrative expense (excluding depreciation)	—	—	—	9,818	9,818
Acquisition and integration costs	—	—	—	(155)	(155)
Operating income (loss)	$(5,106)	$6,434	$12,060	$(10,638)	$2,750

Three months ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,336,951	$49,623	$122,234	$(107,170)	$1,401,638
Cost of revenues (excluding depreciation)	1,256,569	28,712	87,631	(107,157)	1,265,755
Operating expense (excluding depreciation)	63,041	2,553	17,643	—	83,237
Depreciation, depletion, and amortization	14,088	4,798	2,523	818	22,227
General and administrative expense (excluding depreciation)	—	—	—	11,391	11,391
Acquisition and integration costs	—	—	—	623	623
Operating income (loss)	$3,253	$13,560	$14,437	$(12,845)	$18,405
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $69.9 million and $107.2 million for the three months ended September 30, 2020 and 2019, respectively.

Nine months ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,229,853	$143,004	$274,170	$(237,662)	$2,409,365
Cost of revenues (excluding depreciation)	2,211,371	85,527	177,537	(237,657)	2,236,778
Operating expense (excluding depreciation)	151,601	9,882	48,393	—	209,876
Depreciation, depletion, and amortization	39,209	16,082	8,292	2,649	66,232
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	31,823	31,823
Acquisition and integration costs	—	—	—	600	600
Operating income (loss)	$(210,433)	$31,513	$10,131	$(35,077)	$(203,866)

Nine months ended September 30, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,830,572	$144,978	$342,814	$(315,982)	$4,002,382
Cost of revenues (excluding depreciation)	3,563,503	82,000	248,751	(315,925)	3,578,329
Operating expense (excluding depreciation)	173,689	7,945	50,107	—	231,741
Depreciation, depletion, and amortization	42,579	12,683	7,429	2,412	65,103
General and administrative expense (excluding depreciation)	—	—	—	34,435	34,435
Acquisition and integration costs	—	—	—	4,325	4,325
Operating income (loss)	$50,801	$42,350	$36,527	$(41,229)	$88,449
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $237.7 million and $316.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	105.0	150.7	124.0	161.9
Refined product sales volume (Mbpd) (1)	125.0	184.5	141.2	175.1

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	51.2	95.4	70.9	108.1
Par East Throughput (Mbpd)	51.2	67.9	62.5	72.0
Par West Throughput (Mbpd)	—	27.5	8.4	36.1

Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.1%	23.5%	23.6%	23.1%
Distillates	31.0%	44.2%	41.1%	43.9%
Fuel oils	41.0%	26.6%	29.6%	26.6%
Other products	(0.7)%	1.4%	1.3%	2.9%
Total yield	94.4%	95.7%	95.6%	96.5%

Refined product sales volume (Mbpd)
On-island sales volume	67.6	112.4	85.3	111.0
Exports sales volume	2.5	12.5	0.8	6.9
Total refined product sales volume	70.1	124.9	86.1	117.9

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$(0.47)	$0.98	$(2.17)	$2.82
Production costs per bbl ($/throughput bbl) (3)	5.80	4.17	4.30	3.22
DD&A per bbl ($/throughput bbl)	0.64	0.50	0.45	0.45

Washington Refinery
Feedstocks Throughput (Mbpd) (1)	40.5	38.2	39.1	38.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.6%	22.9%	23.3%	23.7%
Distillates	34.6%	35.1%	35.3%	35.6%
Asphalt	19.4%	20.9%	19.0%	18.8%
Other products	20.7%	18.5%	19.6%	19.4%
Total yield	97.3%	97.4%	97.2%	97.5%

Refined product sales volume (Mbpd) (1)	42.0	41.4	40.9	41.1

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$2.16	$10.56	$5.36	$10.07
Production costs per bbl ($/throughput bbl) (3)	3.40	4.40	3.51	4.55
DD&A per bbl ($/throughput bbl)	1.29	1.42	1.40	1.59

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Wyoming Refinery
Feedstocks Throughput (Mbpd)	13.3	17.1	14.0	17.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.2%	46.7%	48.5%	49.0%
Distillates	46.2%	47.1%	46.1%	44.8%
Fuel oils	1.9%	1.8%	1.9%	1.8%
Other products	1.6%	1.9%	1.4%	1.9%
Total yield	97.9%	97.5%	97.9%	97.5%

Refined product sales volume (Mbpd)	12.9	18.2	14.2	17.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$8.53	$25.65	$4.35	$19.06
Production costs per bbl ($/throughput bbl) (3)	7.51	6.33	7.22	6.49
DD&A per bbl ($/throughput bbl)	4.65	2.97	4.03	2.86

Market Indices ($ per barrel)
3-1-2 Singapore Crack Spread (4)	$1.92	$12.41	$3.29	$10.33
Pacific Northwest 5-2-2-1 Index (5)	9.39	14.76	11.51	14.47
Wyoming 3-2-1 Index (6)	19.63	27.32	17.63	23.81

Crude Prices ($ per barrel)
Brent	$43.34	$62.03	$42.52	$64.77
WTI	40.92	56.44	38.31	57.09
ANS	43.11	63.63	41.19	65.71
Bakken Clearbrook	39.44	55.32	35.59	56.22
WCS Hardisty	30.93	43.61	25.78	45.07
Brent M1-M3	(0.79)	1.10	(1.17)	0.87
________________________________________________________

(1)
Feedstocks throughput and sales volumes per day for the Washington refinery for the three and nine months ended September 30, 2019 are calculated based on the 92 and 263-day periods for which we owned the Washington refinery in 2019, respectively. As such, the amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2019 plus the Washington refinery’s throughput or sales volumes averaged over the periods from July 1, 2019 to September 30, 2019 and January 11, 2019 to September 30, 2019, respectively. The 2020 amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2020.

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

(5)
We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The 2019 price for the three and nine months ended September 30, 2019 represents the price averaged over the periods from July 1, 2019 to September 30, 2019 and January 11, 2019 to September 30, 2019, respectively.

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

Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retail Segment
Retail sales volumes (thousands of gallons)	25,936	32,786	76,964	94,330
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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); impairment expense; inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase and terminal obligations, and purchase price allocation adjustments); depreciation, depletion, and amortization (“DD&A”); Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis); and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin. Beginning in the second quarter of 2020, Adjusted Gross Margin also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to the second quarter of 2020, contango gains and backwardation losses captured by our Washington intermediation agreement were excluded from Adjusted Gross Margin (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Beginning in the third quarter of 2020, Adjusted Gross Margin excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the three and nine months ended September 30, 2019 to conform to the current period presentation.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(5,106)	$6,434	$12,060
Operating expense (excluding depreciation)	49,972	3,364	16,122
Depreciation, depletion, and amortization	13,509	5,513	2,829
Inventory valuation adjustment	(43,980)	—	—
LIFO liquidation adjustment	6,211	—	—
RINs loss in excess of net obligation	645	—	—
Unrealized gain on derivatives	(4,952)	—	—
Adjusted Gross Margin (1)	$16,299	$15,311	$31,011

Three months ended September 30, 2019	Refining	Logistics	Retail
Operating income	$3,253	$13,560	$14,437
Operating expense (excluding depreciation)	63,041	2,553	17,643
Depreciation, depletion, and amortization	14,088	4,798	2,523
Inventory valuation adjustment	22,091	—	—
LIFO liquidation adjustment	—	—	—
RINs gain in excess of net obligation	(1,240)	—	—
Unrealized gain on derivatives	(15,154)	—	—
Adjusted Gross Margin (1)	$86,079	$20,911	$34,603

Nine months ended September 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(210,433)	$31,513	$10,131
Operating expense (excluding depreciation)	151,601	9,882	48,393
Depreciation, depletion, and amortization	39,209	16,082	8,292
Impairment expense	38,105	—	29,817
Inventory valuation adjustment	(4,635)	—	—
LIFO liquidation adjustment	6,211	—	—
RINs loss in excess of net obligation	17,985	—	—
Unrealized gain on derivatives	(4,507)	—	—
Adjusted Gross Margin	$33,536	$57,477	$96,633

Nine months ended September 30, 2019	Refining	Logistics	Retail
Operating income	$50,801	$42,350	$36,527
Operating expense (excluding depreciation)	173,689	7,945	50,107
Depreciation, depletion, and amortization	42,579	12,683	7,429
Inventory valuation adjustment	3,287	—	—
LIFO liquidation adjustment	—	—	—
RINs gain in excess of net obligation	(3,039)	—	—
Unrealized loss on derivatives	5,523	—	—
Adjusted Gross Margin (1)	$272,840	$62,978	$94,063
________________________________________

(1)	For the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, there was no impairment expense recorded in Operating income (loss).
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, RINs loss (gain) in excess of net obligation, and impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Beginning in the second quarter of 2020, Adjusted Net Income (Loss) also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to the second quarter of 2020, contango gains and backwardation losses captured by our Washington intermediation agreement were excluded from Adjusted Net Income (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Beginning in the third quarter of 2020, Adjusted Net Income (Loss) excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the three and nine months ended September 30, 2019 to conform to the current period presentation.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(14,271)	$(83,891)	$(277,168)	$5,370
Inventory valuation adjustment	(43,980)	22,091	(4,635)	3,287
LIFO liquidation adjustment	6,211	—	6,211	—
RINs loss (gain) in excess of net obligation	645	(1,240)	17,985	(3,039)
Unrealized loss (gain) on derivatives	(4,952)	(15,154)	(4,507)	5,523
Acquisition and integration costs	(155)	623	600	4,325
Debt extinguishment and commitment costs	—	—	—	9,186
Changes in valuation allowance and other deferred tax items (1)	—	(2,751)	(21,087)	(70,420)
Change in value of common stock warrants	—	826	(4,270)	3,065
Severance costs	—	—	245	—
Impairment expense	—	—	67,922	—
Impairment of Investment in Laramie Energy, LLC (2)	—	81,515	45,294	81,515
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	1,961	(1,110)	(3,129)
Adjusted Net Income (Loss) (3)	(56,502)	3,980	(174,520)	35,683
Depreciation, depletion, and amortization	22,821	22,227	66,232	65,103
Interest expense and financing costs, net	17,523	18,348	52,611	57,336
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	—	2,157	2,721	6,455
Income tax expense	108	323	232	1,418
Adjusted EBITDA	$(16,050)	$47,035	$(52,724)	$165,995
________________________________________

(1)
Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity losses from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three and nine months ended September 30, 2020 and 2019, there was no (gain) loss on sale of assets or change in value of contingent consideration.
Factors Impacting Segment Results
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Refining. Operating loss for our refining segment was $5.1 million for the three months ended September 30, 2020, a decrease of $8.4 million compared to operating income of $3.3 million for the three months ended September 30, 2019. The decrease in profitability was primarily driven by unfavorable crack spreads at our Hawaii, Wyoming, and Washington refineries, partially offset by favorable crude oil differentials in Hawaii and operating expense reductions across our refineries in response to COVID-19. Other factors impacting our results period over period include an increase in RINs expenses, a $5.5 million unfavorable change in lower of cost or net realizable value adjustments, and a $6.2 million unfavorable impact from the liquidation of a LIFO inventory layer in Washington.
Logistics. Operating income for our logistics segment was $6.4 million for the three months ended September 30, 2020, a decrease of $7.2 million compared to operating income of $13.6 million for the three months ended September 30, 2019. The decrease is due to a net 42% and 23% lower throughput across our Hawaii and Wyoming logistics assets, respectively, primarily due to decreased demand as a result of the COVID-19 pandemic and higher operating expense and DD&A.

Retail. Operating income for our retail segment was $12.1 million for the three months ended September 30, 2020, a decrease of $2.3 million compared to operating income of $14.4 million for the three months ended September 30, 2019. The decrease was primarily due to a 21% decline in sales volumes, partially offset by an 8% increase in fuel margins.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Refining. Operating loss for our refining segment was $210.4 million for the nine months ended September 30, 2020, a decrease of $261.2 million compared to operating income of $50.8 million for the nine months ended September 30, 2019. The decrease in profitability was primarily driven by lower refining sales volumes at our Hawaii and Wyoming refineries related to COVID-19 demand destruction, unfavorable crude oil differentials in Hawaii and Wyoming, and increased derivative costs and RINs expenses, goodwill impairment charges of $38.1 million, and unfavorable lower of cost or net realizable value adjustments of $22.3 million, partially offset by improved crude oil differentials in Washington and operating expense reductions across our refineries in response to COVID-19.
Logistics. Operating income for our logistics segment was $31.5 million for the nine months ended September 30, 2020, a decrease of $10.9 million compared to operating income of $42.4 million for the nine months ended September 30, 2019. The decrease is primarily due to a net 28% and 15% lower throughput across our Hawaii and Wyoming logistics assets, respectively, related to COVID-19 demand destruction and higher DD&A, partially offset by increased throughput in Washington.
Retail. Operating income for our retail segment was $10.1 million for the nine months ended September 30, 2020, a decrease of $26.4 million compared to operating income of $36.5 million for the nine months ended September 30, 2019. The decrease in profitability is primarily due to goodwill impairment charges of $29.8 million and a decline in sales volumes of 18%, partially offset by an increase in fuel margins of 27%.
Adjusted Gross Margin
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Refining. For the three months ended September 30, 2020, our refining Adjusted Gross Margin was $16.3 million, a decrease of $69.8 million compared to $86.1 million for the three months ended September 30, 2019. The decrease was primarily driven by a 32% decline in refining sales volumes and unfavorable crack spreads. Adjusted gross margin for the Hawaii refineries decreased from $0.98 per barrel during the three months ended September 30, 2019 to $(0.47) per barrel during the three months ended September 30, 2020 primarily due to unfavorable crack spreads and an increase in RINs expenses. Adjusted gross margin for the Wyoming refinery decreased $17.12 per barrel primarily due to a decrease in sales volume and unfavorable crack spreads and crude oil differentials. Adjusted gross margin for the Washington refinery decreased $8.40 per barrel primarily due to declining crack spreads and an increase in RINs expenses.
Logistics. For the three months ended September 30, 2020, our logistics Adjusted Gross Margin was $15.3 million, a decrease of $5.6 million compared to $20.9 million for the three months ended September 30, 2019. The decrease is due to a net 42% and 23% lower throughput across our Hawaii and Wyoming logistics assets, respectively, primarily due to decreased demand as a result of the COVID-19 pandemic.
Retail. For the three months ended September 30, 2020, our retail Adjusted Gross Margin was $31.0 million, a decrease of $3.6 million when compared to $34.6 million for the three months ended September 30, 2019. The decrease was primarily due to a 21% decline in sales volumes, partially offset by an 8% increase in fuel margins.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Refining. For the nine months ended September 30, 2020, our refining Adjusted Gross Margin was $33.5 million, a decrease of $239.3 million compared to $272.8 million for the nine months ended September 30, 2019. The decrease was primarily due to a 19% decline in sales volumes and declines in crack spreads. Adjusted gross margin for the Hawaii refineries decreased from $2.82 per barrel in 2019 to $(2.17) per barrel in 2020 primarily due to 27% lower sales volumes, unfavorable crude oil differentials, and an increase in RINs expenses. Adjusted gross margin for the Wyoming refinery decreased $14.71 per barrel primarily due to a 19% decline in sales volumes, a decrease in crack spreads, and unfavorable crude oil differentials. Adjusted gross margin for the Washington refinery decreased $4.71 per barrel primarily due to unfavorable crack spreads and higher derivative costs and RINs expenses, partially offset by improved crude oil differentials.
Logistics. For the nine months ended September 30, 2020, our logistics Adjusted Gross Margin was $57.5 million, a decrease of $5.5 million compared to $63.0 million for the nine months ended September 30, 2019. The decrease was primarily driven by 28% and 15% decreases in throughput in Hawaii and Wyoming, respectively, related to COVID-19 demand destruction.

Retail. For the nine months ended September 30, 2020, our retail Adjusted Gross Margin of $96.6 million was relatively consistent with $94.1 million for the nine months ended September 30, 2019.
Discussion of Consolidated Results
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Revenues. For the three months ended September 30, 2020, revenues were $0.7 billion, a $0.7 billion decrease compared to $1.4 billion for the three months ended September 30, 2019. The decrease was primarily due to a decrease of $0.7 billion in third-party refining segment revenue as a result of decreases in Brent and WTI crude oil prices and a 32.2% decrease in refining sales volumes related to COVID-19 demand destruction. Brent crude oil prices averaged $43.34 per barrel during the third quarter of 2020 compared to $62.03 per barrel during the third quarter of 2019, with similar decreases experienced for WTI crude oil prices. Revenues at our retail segment decreased $30.5 million primarily due to a 21% decline in sales volumes and a 22% decline in fuel prices.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2020, cost of revenues (excluding depreciation) was $0.6 billion, a $0.7 billion decrease compared to $1.3 billion for the three months ended September 30, 2019. The decrease was primarily driven by decreases in Brent and WTI crude oil prices and lower refining volumes related to COVID-19 demand destruction as discussed above. Cost of revenues at our retail segment decreased $26.9 million primarily due to lower fuel costs and a 21% decline in sales volumes.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2020, operating expense (excluding depreciation) was $69.5 million, a $13.7 million decrease when compared to $83.2 million for the three months ended September 30, 2019. The decrease was primarily due to cost reductions across our businesses and the idling of certain refining units at our Hawaii refineries in response to COVID-19 demand destruction.
Depreciation, Depletion, and Amortization. For the three months ended September 30, 2020, DD&A was $22.8 million, which was relatively consistent with $22.2 million for the three months ended September 30, 2019.
General and Administrative Expense (Excluding Depreciation).  For the three months ended September 30, 2020, general and administrative expense (excluding depreciation) was approximately $9.8 million, a $1.6 million decrease when compared to $11.4 million for the three months ended September 30, 2019. The decrease was primarily driven by a reduction in the use of outside services and COVID-19-related reductions in travel and employee costs.
Acquisition and Integration Costs.  Acquisition and integration costs for the three months ended September 30, 2020 and 2019 were immaterial.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2020, our interest expense and financing costs were $17.5 million, a $0.8 million decrease when compared to $18.3 million for the three months ended September 30, 2019. The decrease was primarily driven by a $0.7 million decrease in interest expense and financing costs due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019, a decrease of $1.6 million due to reduced borrowings under our inventory financing agreements, and a decrease of $2.3 million due to the reduced principal and lower variable interest rates on our Term Loan B Facility and Retail Property Term Loan, net of the impact from our interest rate swap. These decreases were partially offset by interest expense of $3.6 million related to the 12.875% Senior Secured Notes issued in June 2020. Please read Note 9—Inventory Financing Agreements and Note 10—Debt to our condensed consolidated financial statements for further discussion on our inventory financing and indebtedness, respectively.
Change in Value of Common Stock Warrants. For the three months ended September 30, 2019, the change in value of common stock warrants resulted in a loss of approximately $0.8 million. During the three months ended September 30, 2020, there was no change in value of common stock warrants. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock. During the three months ended September 30, 2019, our stock price increased from $20.52 per share as of June 30, 2019 to $22.86 per share as of September 30, 2019.
Equity Losses from Laramie Energy, LLC. For the three months ended September 30, 2020, there were no equity earnings (losses) from Laramie Energy, compared to equity losses of $85.6 million for the three months ended September 30, 2019. During the three months ended September 30, 2019, we recorded an impairment charge of $81.5 million due to the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.

Income Taxes. For the three months ended September 30, 2020, we recorded an income tax expense of $0.1 million primarily related to current state income taxes. For the three months ended September 30, 2019, we recorded an income tax benefit of $2.4 million primarily driven by a $2.8 million benefit associated with a partial release of our valuation allowance in connection with indefinite-lived deferred tax assets from interest expense carryforwards with no expiration.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Revenues. For the nine months ended September 30, 2020, revenues were $2.4 billion, a $1.6 billion decrease compared to $4.0 billion for the nine months ended September 30, 2019. The decrease was primarily due to a decrease of $1.5 billion in third-party revenues at our refining segment primarily as a result of decreases in Brent and WTI crude oil prices and lower sales volumes related to COVID-19 demand destruction. Refined product sales volumes decreased 19% from 175.1 Mbpd in the nine months ended September 30, 2019 to 141.2 Mbpd in the nine months ended September 30, 2020. Average Brent crude oil prices decreased from $64.77 per barrel in the nine months ended September 30, 2019 to $42.52 per barrel in the nine months ended September 30, 2020, with similar decreases experienced for WTI crude oil prices. Revenues at our retail segment decreased $68.6 million primarily due to an 18% decline in sales volumes and a 16% decrease in fuel prices.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2020, cost of revenues (excluding depreciation) was $2.2 billion, a $1.4 billion decrease compared to $3.6 billion for the nine months ended September 30, 2019. The decrease was primarily due to decreases in Brent and WTI crude oil prices as discussed above and lower refining sales volumes related to COVID-19 demand destruction, partially offset by unfavorable crude oil differentials, higher RINs expenses, increased derivative costs, and an unfavorable lower of cost or net realizable value adjustment of $22.3 million. Cost of revenues at our retail segment decreased $71.3 million primarily due to lower fuel costs and an 18% decline in sales volumes.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2020, operating expense (excluding depreciation) was $209.9 million, a decrease of $21.8 million compared to $231.7 million for the nine months ended September 30, 2019. The decrease was primarily due to lower utilities and repairs and maintenance expenses and COVID-19-related reductions in travel, employee costs, and the use of outside services.
Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2020, DD&A was $66.2 million, which was relatively consistent with $65.1 million for the nine months ended September 30, 2019.
Impairment Expense. During the nine months ended September 30, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments. Please read Note 8—Goodwill to our condensed consolidated financial statements for further discussion on the goodwill impairment. There was no impairment expense for the nine months ended September 30, 2019.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2020, general and administrative expense (excluding depreciation) was $31.8 million, a decrease of $2.6 million compared to $34.4 million for the nine months ended September 30, 2019. The decrease was primarily due to COVID-19-related reductions in travel and employee costs and a reduction in the use of outside services.
Acquisition and Integration Costs. For the nine months ended September 30, 2020, we incurred $0.6 million of integration costs primarily related to the Washington Acquisition. For the nine months ended September 30, 2019, we incurred $4.3 million of acquisition and integration costs related to the Washington Acquisition and the Par West Hawaii refinery acquisition.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2020, our interest expense and financing costs were $52.6 million, a decrease of $4.7 million when compared to $57.3 million for the nine months ended September 30, 2019. The decrease was primarily due to a $3.5 million decrease in interest expense and financing costs due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019, a decrease of $3.2 million due to reduced borrowings under our inventory financing agreements, and a decrease of $3.1 million due to the reduced principal and lower variable interest rates on our Term Loan B Facility and Retail Property Term Loan, net of the impact from our interest rate swap. These decreases were partially offset by interest expense of $4.6 million related to the 12.875% Senior Secured Notes issued in June 2020. Please read Note 9—Inventory Financing Agreements and Note 10—Debt to our condensed consolidated financial statements for further discussion on our inventory financing and indebtedness, respectively.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2020, the change in value of common stock warrants resulted in a gain of $4.3 million, a change of $7.4 million when compared to a loss of $3.1 million for the nine months ended September 30, 2019. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. For the three months ended March 31, 2020, our stock price decreased from $23.24 per share as of December 31, 2019 to $7.10 per share as of March 31, 2020. During the nine months ended September 30, 2019, our stock price increased from $14.18 per share on December 31, 2018 to $22.86 per share on September 30, 2019.
Debt Extinguishment and Commitment Costs. For the nine months ended September 30, 2019, our debt extinguishment and commitment costs were $9.2 million and primarily represented the commitment and other fees associated with the financing of the Washington Acquisition and the extinguishment costs associated with the repurchase and cancellation of a portion of our outstanding 5.00% Convertible Senior Notes. Please read Note 10—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the nine months ended September 30, 2020.
Equity Losses from Laramie Energy, LLC. For the nine months ended September 30, 2020, equity losses from Laramie Energy were $46.9 million, a difference of $37.9 million compared to equity losses of $84.8 million for the nine months ended September 30, 2019. During the three months ended March 31, 2020 and the three months ended September 30, 2019, we recorded other-than-temporary impairment charges of $45.3 million and $81.5 million related to our investment in Laramie Energy, respectively. As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
Income Taxes. For the nine months ended September 30, 2020, we recorded an income tax benefit of $20.9 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments. For the nine months ended September 30, 2019, we recorded an income tax benefit of $69.0 million primarily driven by a $67.0 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
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

	As of September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$1,177	$125,497	$659	$127,333
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	306	116,240	—	116,546
Inventories	—	493,569	—	493,569
Prepaid and other current assets	1,419	7,940	319	9,678
Due from related parties	106,463	—	(106,463)	—
Total current assets	109,695	744,916	(105,485)	749,126
Property, plant, and equipment
Property, plant, and equipment	21,331	1,125,854	37,814	1,184,999
Less accumulated depreciation, depletion, and amortization	(13,700)	(218,659)	(2,691)	(235,050)
Property, plant, and equipment, net	7,631	907,195	35,123	949,949
Long-term assets
Operating lease right-of-use assets	3,858	377,601	(15,430)	366,029
Investment in subsidiaries	344,192	—	(344,192)	—
Intangible assets, net	—	19,556	—	19,556
Goodwill	—	125,399	2,598	127,997
Other long-term assets	722	59,035	—	59,757
Total assets	$466,098	$2,233,702	$(427,386)	$2,272,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$46,646	$11,047	$1,568	$59,261
Obligations under inventory financing agreements	—	470,905	—	470,905
Accounts payable	2,225	124,548	1,478	128,251
Deferred revenue	—	5,994	—	5,994
Accrued taxes	—	23,076	55	23,131
Operating lease liabilities	774	58,711	(4,192)	55,293
Other accrued liabilities	1,741	132,442	(1,315)	132,868
Due to related parties	29,599	85,421	(115,020)	—
Total current liabilities	80,985	912,144	(117,426)	875,703
Long-term liabilities
Long-term debt, net of current maturities	—	610,589	40,663	651,252
Finance lease liabilities	111	6,752	—	6,863
Operating lease liabilities	4,989	321,840	(11,238)	315,591
Other liabilities	73	78,712	(35,720)	43,065
Total liabilities	86,158	1,930,037	(123,721)	1,892,474
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	539	—	—	539
Additional paid-in capital	723,929	307,967	(307,967)	723,929
Accumulated earnings (deficit)	(345,110)	(5,714)	5,714	(345,110)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	379,940	303,665	(303,665)	379,940
Total liabilities and stockholders’ equity	$466,098	$2,233,702	$(427,386)	$2,272,414

	As of December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,309	$118,812	$894	$126,015
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	228,707	11	228,718
Inventories	—	615,872	—	615,872
Prepaid and other current assets	12,325	46,470	361	59,156
Due from related parties	180,686	—	(180,686)	—
Total current assets	200,063	1,011,531	(179,420)	1,032,174
Property, plant, and equipment
Property, plant, and equipment	20,961	1,088,230	37,792	1,146,983
Less accumulated depreciation, depletion, and amortization	(12,117)	(170,607)	(2,316)	(185,040)
Property, plant, and equipment, net	8,844	917,623	35,476	961,943
Long-term assets
Operating lease right-of-use assets	4,276	434,909	(19,112)	420,073
Investment in Laramie Energy, LLC	—	—	46,905	46,905
Investment in subsidiaries	636,742	—	(636,742)	—
Intangible assets, net	—	21,549	—	21,549
Goodwill	—	193,321	2,598	195,919
Other long-term assets	1,128	20,869	—	21,997
Total assets	$851,053	$2,599,802	$(750,295)	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,777	$1,520	$12,297
Obligations under inventory financing agreements	—	656,162	—	656,162
Accounts payable	2,597	158,323	1,482	162,402
Deferred revenue	—	7,905	—	7,905
Accrued taxes	—	30,745	68	30,813
Operating lease liabilities	698	84,366	(5,065)	79,999
Other accrued liabilities	14,591	72,670	(2,517)	84,744
Due to related parties	125,778	101,936	(227,714)	—
Total current liabilities	143,664	1,122,884	(232,226)	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	44,783	513,145	41,706	599,634
Common stock warrants	8,206	—	—	8,206
Finance lease liabilities	223	6,004	—	6,227
Operating lease liabilities	5,629	349,327	(14,047)	340,909
Other liabilities	306	120,001	(57,287)	63,020
Total liabilities	202,811	2,111,361	(261,854)	2,052,318
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	533	—	—	533
Additional paid-in capital	715,069	293,006	(293,006)	715,069
Accumulated earnings (deficit)	(67,942)	194,023	(194,023)	(67,942)
Accumulated other comprehensive income	582	1,412	(1,412)	582
Total stockholders’ equity	648,242	488,441	(488,441)	648,242
Total liabilities and stockholders’ equity	$851,053	$2,599,802	$(750,295)	$2,700,560

	Three Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$689,981	$—	$689,981

Operating expenses
Cost of revenues (excluding depreciation)	—	585,289	—	585,289
Operating expense (excluding depreciation)	—	70,641	(1,183)	69,458
Depreciation, depletion, and amortization	753	21,941	127	22,821
General and administrative expense (excluding depreciation)	2,561	7,257	—	9,818
Acquisition and integration costs	—	(155)	—	(155)
Total operating expenses	3,314	684,973	(1,056)	687,231

Operating income (loss)	(3,314)	5,008	1,056	2,750

Other income (expense)
Interest expense and financing costs, net	(1,236)	(16,059)	(228)	(17,523)
Other income, net	(8)	618	—	610
Equity earnings (losses) from subsidiaries	(9,713)	—	9,713	—
Total other income (expense), net	(10,957)	(15,441)	9,485	(16,913)

Income (loss) before income taxes	(14,271)	(10,433)	10,541	(14,163)
Income tax benefit (expense) (1)	—	2,148	(2,256)	(108)
Net income (loss)	$(14,271)	$(8,285)	$8,285	$(14,271)

Adjusted EBITDA	$(2,569)	$(14,664)	$1,183	$(16,050)

	Three Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,401,637	$1	$1,401,638

Operating expenses
Cost of revenues (excluding depreciation)	—	1,265,755	—	1,265,755
Operating expense (excluding depreciation)	—	84,420	(1,183)	83,237
Depreciation, depletion, and amortization	748	21,350	129	22,227
General and administrative expense (excluding depreciation)	5,046	6,276	69	11,391
Acquisition and integration costs	3	620	—	623
Total operating expenses	5,797	1,378,421	(985)	1,383,233

Operating income (loss)	(5,797)	23,216	986	18,405

Other income (expense)
Interest expense and financing costs, net	(1,957)	(15,503)	(888)	(18,348)
Other income, net	39	43	1	83
Change in value of common stock warrants	(826)	—	—	(826)
Equity earnings (losses) from subsidiaries	(75,350)	—	75,350	—
Equity losses from Laramie Energy, LLC	—	—	(85,633)	(85,633)
Total other income (expense), net	(78,094)	(15,460)	(11,170)	(104,724)

Income (loss) before income taxes	(83,891)	7,756	(10,184)	(86,319)
Income tax benefit (expense) (1)	—	(566)	2,994	2,428
Net income (loss)	$(83,891)	$7,190	$(7,190)	$(83,891)

Adjusted EBITDA	$(5,007)	$50,926	$1,116	$47,035

	Nine Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,409,363	$2	$2,409,365

Operating expenses
Cost of revenues (excluding depreciation)	—	2,236,778	—	2,236,778
Operating expense (excluding depreciation)	—	213,425	(3,549)	209,876
Depreciation, depletion, and amortization	2,258	63,587	387	66,232
Impairment expense	—	67,922	—	67,922
General and administrative expense (excluding depreciation)	8,190	23,633	—	31,823
Acquisition and integration costs	—	600	—	600
Total operating expenses	10,448	2,605,945	(3,162)	2,613,231

Operating income (loss)	(10,448)	(196,582)	3,164	(203,866)

Other income (expense)
Interest expense and financing costs, net	(3,709)	(45,699)	(3,203)	(52,611)
Other income, net	4	1,085	—	1,089
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(267,285)	—	267,285	—
Equity losses from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(266,720)	(44,614)	217,177	(94,157)

Income (loss) before income taxes	(277,168)	(241,196)	220,341	(298,023)
Income tax benefit (expense) (1)	—	41,457	(20,602)	20,855
Net income (loss)	$(277,168)	$(199,739)	$199,739	$(277,168)

Adjusted EBITDA	$(8,029)	$(48,246)	$3,551	$(52,724)

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$4,002,370	$12	$4,002,382

Operating expenses
Cost of revenues (excluding depreciation)	—	3,578,329	—	3,578,329
Operating expense (excluding depreciation)	—	233,318	(1,577)	231,741
Depreciation, depletion, and amortization	2,224	62,700	179	65,103
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	14,940	19,367	128	34,435
Acquisition and integration costs	6	4,319	—	4,325
Total operating expenses	17,170	3,860,651	36,112	3,913,933

Operating income (loss)	(17,170)	141,719	(36,100)	88,449

Other income (expense)
Interest expense and financing costs, net	(7,956)	(46,493)	(2,887)	(57,336)
Debt extinguishment and commitment costs	(3,832)	(5,354)	—	(9,186)
Other income, net	2,274	73	—	2,347
Change in value of common stock warrants	(3,065)	—	—	(3,065)
Equity earnings (losses) from subsidiaries	35,269	—	(35,269)	—
Equity losses from Laramie Energy, LLC	—	—	(84,841)	(84,841)
Total other income (expense), net	22,690	(51,774)	(122,997)	(152,081)

Income (loss) before income taxes	5,520	89,945	(159,097)	(63,632)
Income tax benefit (expense) (1)	(150)	(18,917)	88,069	69,002
Net income (loss)	$5,370	$71,028	$(71,028)	$5,370

Adjusted EBITDA	$(12,666)	$177,200	$1,461	$165,995
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(14,271)	$(8,285)	$8,285	$(14,271)
Inventory valuation adjustment	—	(43,980)	—	(43,980)
LIFO liquidation adjustment	—	6,211	—	6,211
RINs loss (gain) in excess of net obligation	—	645	—	645
Unrealized loss (gain) on derivatives	—	(4,952)	—	(4,952)
Acquisition and integration costs	—	(155)	—	(155)
Depreciation, depletion, and amortization	753	21,941	127	22,821
Interest expense and financing costs, net	1,236	16,059	228	17,523
Equity losses (income) from subsidiaries	9,713	—	(9,713)	—
Income tax expense (benefit)	—	(2,148)	2,256	108
Adjusted EBITDA (3)	$(2,569)	$(14,664)	$1,183	$(16,050)

	Three Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(83,891)	$7,190	$(7,190)	$(83,891)
Inventory valuation adjustment	—	22,091	—	22,091
RINs loss (gain) in excess of net obligation	—	(1,240)	—	(1,240)
Unrealized loss (gain) on derivatives	—	(15,154)	—	(15,154)
Acquisition and integration costs	3	620	—	623
Changes in valuation allowance and other deferred tax items (1)	—	—	(2,751)	(2,751)
Change in value of common stock warrants	826	—	—	826
Impairment of Investment in Laramie Energy, LLC (2)	—	—	81,515	81,515
Par’s share of Laramie Energy’s unrealized loss on derivatives (2)	—	—	1,961	1,961
Depreciation, depletion, and amortization	748	21,350	129	22,227
Interest expense and financing costs, net	1,957	15,503	888	18,348
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized loss on derivatives and impairment losses	—	—	2,157	2,157
Equity losses (income) from subsidiaries	75,350	—	(75,350)	—
Income tax expense (benefit)	—	566	(243)	323
Adjusted EBITDA (3)	$(5,007)	$50,926	$1,116	$47,035

	Nine Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(277,168)	$(199,739)	$199,739	$(277,168)
Inventory valuation adjustment	—	(4,635)	—	(4,635)
LIFO liquidation adjustment	—	6,211	—	6,211
RINs loss (gain) in excess of net obligation	—	17,985	—	17,985
Unrealized loss (gain) on derivatives	—	(4,507)	—	(4,507)
Acquisition and integration costs	—	600	—	600
Changes in valuation allowance and other deferred tax items (1)	—	—	(21,087)	(21,087)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	88	—	245
Impairment expense	—	67,922	—	67,922
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Depreciation, depletion, and amortization	2,258	63,587	387	66,232
Interest expense and financing costs, net	3,709	45,699	3,203	52,611
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	267,285	—	(267,285)	—
Income tax expense (benefit)	—	(41,457)	41,689	232
Adjusted EBITDA (3)	$(8,029)	$(48,246)	$3,551	$(52,724)

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$5,370	$71,028	$(71,028)	$5,370
Inventory valuation adjustment	—	3,287	—	3,287
RINs loss (gain) in excess of net obligation	—	(3,039)	—	(3,039)
Unrealized loss on derivatives	—	5,523	—	5,523
Acquisition and integration costs	6	4,319	—	4,325
Debt extinguishment and commitment costs	3,832	5,354	—	9,186
Changes in valuation allowance and other deferred tax items (1)	—	—	(70,420)	(70,420)
Change in value of common stock warrants	3,065	—	—	3,065
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Impairment of Investment in Laramie Energy, LLC (2)	—	—	81,515	81,515
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(3,129)	(3,129)
Depreciation, depletion, and amortization	2,224	62,700	179	65,103
Interest expense and financing costs, net	7,956	46,493	2,887	57,336
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	6,455	6,455
Equity losses (income) from subsidiaries	(35,269)	—	35,269	—
Income tax expense (benefit)	150	18,917	(17,649)	1,418
Adjusted EBITDA (3)	$(12,666)	$177,200	$1,461	$165,995
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)
For the three and nine months ended September 30, 2019, there were no severance costs or LIFO liquidation adjustments. For the three months ended September 30, 2020, there was no impairment expense, earnings (losses) attributed to Laramie, change in valuation allowance and other deferred tax items, or common stock warrants outstanding.

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
Our liquidity position as of September 30, 2020 was $190.6 million and consisted of $188.2 million at Par Petroleum, LLC and subsidiaries, $2.3 million at Par Pacific Holdings, and an immaterial amount at all our other subsidiaries.
As of September 30, 2020, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $127.3 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
We may from time to time seek to retire or repurchase our 5.00% Convertible Senior Notes, our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$25,953	$98,632
Net cash used in investing activities	(42,428)	(334,287)
Net cash provided by financing activities	17,380	272,971
Net cash provided by operating activities was approximately $26.0 million for the nine months ended September 30, 2020, which resulted from a net loss of approximately $277.2 million, offset by net cash provided by changes in operating assets and liabilities of approximately $117.5 million and non-cash charges to operations of approximately $185.6 million. The change in our operating assets and liabilities for the nine months ended September 30, 2020 was primarily due to a decrease in our trade receivables of $112.2 million and a decrease in inventories of $98.8 million, partially offset by a net decrease in our Supply and Offtake Agreements and Washington Refinery Intermediation Agreement obligations of $124.4 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $40.6 million in deferred turnaround costs associated with the Hawaii and Wyoming planned turnarounds. These decreases in accounts receivable, inventory, and Supply and Offtake Agreements were primarily driven by the decline in crude oil prices in 2020 and overall decline in sales and inventory volumes resulting from COVID-19 demand destruction. Net cash provided by operating activities was approximately $98.6 million for the nine months ended September 30, 2019, which resulted from net income of approximately $5.4 million and non-cash charges to operations of approximately $113.2 million primarily related to a $81.5 million non-cash impairment of our Investment in Laramie Energy, offset by net cash used for changes in operating assets and liabilities of approximately $19.9 million.

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $42.4 million and primarily related to additions to property, plant, and equipment totaling approximately $42.5 million. Net cash used in investing activities was approximately $334.3 million for the nine months ended September 30, 2019 and primarily related to $274.3 million net cash consideration paid for the Washington Acquisition and additions to property and equipment totaling approximately $64.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $17.4 million, which consisted primarily of net debt and insurance premium borrowings of approximately $85.5 million, offset by net repayments associated with the J. Aron deferred payment and MLC receivable advances of approximately $60.8 million and payments of $6.3 million in deferred loan costs primarily related to the issuance of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $273.0 million, which consisted primarily of net debt borrowings of approximately $263.4 million and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $27.8 million, offset by the payments of $13.5 million in deferred loan costs and $7.1 million in commitment and extinguishment costs related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes.
Capital Expenditures and Turnaround Costs
Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the nine months ended September 30, 2020 totaled approximately $83.0 million and were primarily related to equipment purchases and engineering work for the 2020 turnarounds at our Par East Hawaii and Wyoming refineries, the second phase of a Washington renewables project, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance. Our capital expenditure and deferred turnaround cost budget for 2020 ranges from $95 million to $115 million and primarily relates to the second phase of a Washington renewables project, equipment purchases and engineering work related to the execution of the 2020 turnarounds at our Par East Hawaii and Wyoming refineries, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance and other capital projects.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.

Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support the operations of our Par East Hawaii refinery. On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we and J. Aron amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided by the Par West Hawaii refinery. We are evaluating options to extend or replace the Supply and Offtake Agreements. Please read Note 9—Inventory Financing Agreements for more information.
Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, with an option for us to early terminate as early as March 31, 2021. We are evaluating options to extend or replace the Washington Refinery Intermediation Agreement. Please read Note 9—Inventory Financing Agreements for more information.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2020 of 105 thousand barrels per day, would change annualized operating income by approximately $37.8 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 2020. At September 30, 2020, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	450	—	450
Swaps	3,000	(5,300)	(2,300)
Total	3,450	(5,300)	(1,850)
Based on our net open positions at September 30, 2020, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.4 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, we consumed approximately 105 thousand and 124 thousand barrels per day, respectively, of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consumed approximately 4% of this throughput in the refining process during each of the three and nine months ended September 30, 2020, which is accounted for as a fuel cost. We have economically hedged 75 thousand barrels per month through December 2020 and 25 thousand barrels from January 2021 through December 2021 of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $48.77 per barrel to a ceiling of $65.00 per barrel and from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel, respectively. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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
Interest Rate Risk
As of September 30, 2020, we had $274.1 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.2 million and $3.9 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate and on the notional amounts due under the Retail Property Term Loan. This swap expires on April 1, 2024, the maturity date of the Retail Property Term Loan.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 14—Commitments and Contingencies to our condensed consolidated financial statements for more information, including a description of a recent consent agreement with the EPA that obligated us to pay a penalty of $123,461.
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
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2020:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2020	4,330	$8.42	—	—
August 1 - August 31, 2020	653	7.41	—	—
September 1 - September 30, 2020	—	—	—	—
Total	4,983	$8.29	—	—
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

4.23
Third Supplemental Indenture, dated August 15, 2019, among Par Hawaii, LLC (successor by conversion to Par Hawaii, Inc.), Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: November 6, 2020