Form 10-K
period 2020-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2021-03-08
CIK 821483

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
For the fiscal year ended December 31, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $358,541,131 based on the closing sales price of the common stock on the New York Stock Exchange on June 30, 2020. As of March 1, 2021, 54,008,527 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

i

Glossary of Selected Industry Terms
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10- K have the following meanings:

barrel or bbl	A common unit of measure in the oil industry, which equates to 42 gallons.
blendstocks	Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate, or butane, among others.
Brent	A light, sweet North Sea crude oil, characterized by an API gravity of 38 degrees and a sulfur content of approximately 0.4% by weight that is used as a benchmark for other crude oils.
cardlock	Automated unattended fueling sites that are open all day and are designed for commercial fleet vehicles.
catalyst	A substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.
CO2	Carbon dioxide.
condensate	Light hydrocarbons which are in gas form underground, but are a liquid at normal temperatures and pressure.
crack spread	A simplified calculation that measures the difference between the price for refined products and crude oil. For example, we reference the 3-1-2 Singapore crack spread, which approximates the per barrel results from processing three barrels of Brent crude oil to produce one barrel of gasoline and two barrels of distillates (diesel and jet fuel).
distillates	Refers primarily to diesel, heating oil, kerosene, and jet fuel.
ethanol	A clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.
feedstocks	Crude oil or partially refined petroleum products that are further processed into refined products.
jobber	A petroleum marketer.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
MMbbls	Million barrels of crude oil or other liquid hydrocarbons.
MMbtu	Million British thermal units, a unit of measurement for natural gas.
MMcfd	Million cubic feet per day, a unit of measurement for natural gas.
MW	Megawatt, a unit of measurement for electricity or other energy transfer. A watt is a unit of work at the rate of one joule per second or current at the rate of one ampere across a potential difference of one volt.
NGL	Natural gas liquid; includes hydrocarbons such as ethane, propane, butane, natural gasoline, etc.
NOx	Nitrogen oxides.
refined products	Petroleum products, such as gasoline, diesel, and jet fuel, that are produced by a refinery.
SO2	Sulfur dioxide.
SPM	Single point mooring. Also known as a single buoy mooring, refers to a loading buoy that is anchored offshore and serves as an interconnect for tankers loading or offloading crude oil and refined products.
throughput	The volume processed through a unit or refinery.
turnaround	A periodically required standard procedure to inspect, refurbish, repair, and maintain a refinery. This process involves the shutdown and inspection of major processing units and typically occurs every three to seven years, depending on unit type.
ULSD	Ultra-low sulfur diesel.
WTI	West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38 degrees and 40 degrees and a sulfur content of approximately 0.3% by weight that is used as a benchmark for other crude oils.
yield	The percentage of refined products that is produced from crude oil and other feedstocks, net of fuel used as energy.
ii

PART I

Item  1. BUSINESS
OVERVIEW
Par Pacific Holdings, Inc., headquartered in Houston, Texas, owns and operates market-leading energy and infrastructure businesses. Our strategy is to acquire and develop energy and infrastructure businesses in logistically-complex markets.
Our business is organized into three primary segments:
1) Refining - We own and operate four refineries, including one idled refinery, with total operating throughput capacity of over 150 Mbpd. Our refineries in Kapolei, Hawaii, produce ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. We idled one of our Kapolei refineries in the first quarter of 2020 for economic reasons. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces distillates, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
2) Retail - We operate 123 fuel retail outlets in Hawaii, Washington, and Idaho. Our fuel retail outlets in Hawaii sell gasoline and diesel throughout the islands of Oahu, Maui, Hawaii, and Kauai. We operate convenience stores at 34 of our Hawaii retail fuel outlets that sell merchandise such as soft drinks, prepared foods, and other sundries. Our Hawaii retail network includes Hele and “76” branded fuel retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Through December 31, 2020, we rebranded 42 of our fueling stations in Hawaii to Hele (the Hawaiian word for movement or “let’s go”) and all 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names. We began to rebrand our 33 Washington and Idaho locations during December 2020 to “nomnom” and the rebranding of four sites was completed as of December 31, 2020.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We lease marine vessels for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. We own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves Joint Base Lewis McChord. In 2020, we completed a project at our Tacoma, Washington, location to allow for the storage and shipment of ethanol through our unit train and marine terminals.
We also own a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
Impacts of the COVID-19 Pandemic
The spread and severity of a new coronavirus, referred to as COVID-19, in conjunction with government and other preventative measures taken to mitigate the spread of the virus, have caused severe disruptions in the worldwide economy, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations and impacted our financial performance in 2020. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry, and are actively responding to the impacts that these matters have on our business. Please read Item 1A. — Risk Factors and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for further discussion of the risks, uncertainties, and actions we have taken in response to the global COVID-19 pandemic and resulting economic impact.

Acquisitions
On January 9, 2018, we entered into an Asset Purchase Agreement with CHS Inc. to acquire twenty-one (21) owned retail gasoline, convenience store facilities and twelve (12) leased retail gasoline, convenience store facilities at various locations in Washington and Idaho (collectively, “Northwest Retail”). On March 23, 2018, we completed the acquisition for cash consideration of approximately $74.5 million (the “Northwest Retail Acquisition”). The results of operations of Northwest Retail are included in our retail segment commencing March 23, 2018.
On August 29, 2018, we entered into a Topping Unit Purchase Agreement with IES Downstream, LLC (“IES”) to purchase certain of IES’s refining units and related assets in addition to certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Par West Acquisition”). On December 19, 2018, we completed the Par West Acquisition for total consideration of approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million. The results of operations of the acquired assets are included in our refining segment commencing December 19, 2018.
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
Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 22—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Corporate Information
Our common stock is listed and trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PARR.” Our principal executive office is located at 825 Town & Country Lane, Suite 1500, Houston, Texas 77024 and our telephone number is (281) 899-4800. Throughout this Annual Report on Form 10-K, the terms “Par,” the “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.
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
Hawaii Refineries
Our Hawaii refineries are located in Kapolei, Hawaii, on the island of Oahu. Our Par East refinery is rated at 94 Mbpd operating throughput capacity. Our Par West refinery was idled in March 2020 and is currently not operational. The Hawaii refineries’ major processing units include crude oil distillation, vacuum distillation, visbreaking, hydrocracking, naphtha hydrotreating, diesel hydrotreating, and reforming units, which produce liquified petroleum gas (“LPG”), naptha, gasoline, jet fuel, USLD, marine fuel, LSFO, high sulfur fuel oil (“HSFO”), asphalt, and other associated refined products. We believe the configuration of our Hawaii refineries uniquely fits the demands of the Hawaii market. As of December 31, 2020, the Hawaii refineries consist of one operating refinery and one idle refinery with locations that are approximately two miles from one another.
    Set forth below are summaries of the operating capacity of our Hawaii refineries as of December 31, 2020:

Par East and Par West	Capacity (Mbpd)
Crude Oil Distillation Units (1)	94
Vacuum Distillation Units (1)	40
Hydrocracker	19
Catalytic Reformer	13
Visbreaker	11
Naphtha Hydrotreater	13
Diesel Hydrotreater	10

Par East and Par West	Capacity
Hydrogen Plant (MMcfd)	18
Co-generation Turbine Unit (MW) (1)	20
________________________________________________________
(1)Operating capacity of the Crude Oil Distillation Units, Vacuum Distillation Units, and Co-generation Turbine Unit excludes idled capacity of 54 Mbpd, 35 Mbpd, and 13 MW, respectively.
We source our crude oil for the Hawaii refineries from North America, Asia, Latin America, Africa, the Middle East, and other sources.
    Crude oil is received into the Hawaii refineries’ tank farm, which includes 3.4 MMbbls of total owned crude oil storage and/or third-party crude oil storage. We process the crude oil through various refining units into products and store them in the Hawaii refineries’ owned 3.3 MMbbls of refined product storage and additional third-party product storage. This storage capacity allows us to manage the various product requirements of our customers.
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

The Par East refinery operated at an average combined crude oil throughput of 66.5 Mbpd, or 71% of crude oil utilization, to meet local demand for the year ended December 31, 2020. Our Par West refinery was idled in March 2020 and is currently not operational. In 2020, we executed a turnaround in Hawaii, which resulted in lower throughput and utilization outside of market conditions. Below is a summary of our Hawaii refineries’ product yield percentages for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

Combined Feedstocks Throughput (Mbpd) (1)	72.7	109.0	74.9
Par East Throughput (Mbpd) (1)	66.5	71.5	73.4
Par West Throughput (Mbpd) (1)	6.2	37.5	42.1
Yield (% of total throughput):
Gasoline and gasoline blendstocks	24.6%	23.0%	27.1%
Distillates	42.2%	44.4%	47.4%
Fuel oils	29.5%	20.3%	17.8%
Other products	(0.7)%	8.7%	4.5%
Total yield	95.6%	96.4%	96.8%
________________________________________________________
(1) Feedstocks throughput and sales volumes per day for each of the Hawaii refineries for the year ended December 31, 2018 are calculated based on the 365-day period we owned the Par East refinery and the 13-day period for which we owned the Par West refinery. The amounts for the combined Hawaii refineries for the years ended December 31, 2020, 2019, and 2018 represent the sum of the Par East and Par West refineries’ throughput averaged over the respective years.
Our Hawaii refining business contracts with wholesale and bulk customers as well as our Hawaii retail network. Many of these contracts also involve use of our Hawaii logistics assets to ultimately serve each customer. Wholesale customers include jobbers and other non-end users, as well as 47 locations where we deliver fuel to a location that subsequently sells the product at retail to the end user. Bulk customers include utilities, airlines, military, marine vessels, industrial end-users, and exporters.
The profitability of our Hawaii refining business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. Prior to 2020, the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillates (diesel and jet fuel) and one barrel of fuel oil) best reflected a market indicator for our Hawaii refineries’ operations. The 4-1-2-1 Singapore crack spread averaged $6.68 per barrel during 2019 with a low of $4.34 per barrel average in the fourth quarter and a high of $9.36 per barrel average in the third quarter. After completing the acquisition of Par West, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. In 2020, following the implementation of new standards by the International Marine Organization (“IMO”) beginning in 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. The 3-1-2 Singapore Crack Spread averaged $3.15 per barrel during the year ended December 31, 2020 with a low of $(0.14) per barrel average in the second quarter and a high of $8.11 per barrel average in the first quarter.
Below is a summary of average crack spreads for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
3-1-2 Singapore Crack Spread	$3.15	$10.80	$10.90
Washington Refinery
    Our Washington refinery is located in Tacoma, Washington, on approximately 139 fee-owned acres and is rated at 42 Mbpd throughput capacity. The Washington refinery’s major processing units include crude oil distillation, vacuum, jet treating, diesel hydrotreating, isomerization, and reforming units, which produce distillates, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.

We source our crude oil for the Washington refinery primarily from Canadian and Bakken producers as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned unit train facility and the rest is delivered by barge.
    Crude oil is received into the refinery tank farm, which includes 1.2 MMbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the refinery’s 1.5 MMbbls of refined product tankage. This storage capacity allows us to manage the various product requirements of our customers in the state of Washington and other targeted market destinations. In 2020, 0.2 MMbbls of crude oil storage was repositioned as renewable fuels storage as part of the completion of our project to allow for storage and throughput of renewable fuels at the refinery.
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
    Set forth below is a summary of the capacity of our Washington refinery as of December 31, 2020:

Washington Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Unit	42
Vacuum Unit	19
Naptha Hydrotreaters	10
Catalytic Reformers	6
Diesel Hydrotreater	8
Isomerization	4
The Washington refinery operated at an average throughput of 39.1 Mbpd, or 93% utilization, for the year ended December 31, 2020. Below is a summary of the Washington refinery’s product yield percentages for the year ended December 31, 2020 and the period from January 11, 2019 (the date of acquisition) to December 31, 2019:

	Year Ended December 31, 2020	January 11, 2019 to December 31, 2019
Feedstocks Throughput (Mbpd)	39.1	38.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.4%	23.6%
Distillates	35.3%	35.6%
Asphalt	18.8%	18.9%
Other products	19.8%	19.4%
Total yield	97.3%	97.5%
Our Washington refining business transports crude oil and refined products through our logistics network and sells refined products to wholesale, bulk, and retail customers primarily in the Pacific Northwest.
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The Pacific Northwest 5-2-2-1 Index averaged $11.44 per barrel during the year ended December 31, 2020 with a low of $9.39 per barrel average in the third quarter and a high of $13.24 per barrel average in the first quarter.

Below is a summary of average crack spreads for the year ended December 31, 2020 and the period from January 11, 2019 (the date of acquisition) to December 31, 2019:

	Year Ended December 31, 2020	January 11, 2019 to December 31, 2019
Pacific Northwest 5-2-2-1 Index	$11.44	$15.02
Wyoming Refinery
    Our Wyoming refinery is located in Newcastle, Wyoming, on approximately 121 fee-owned acres and is rated at 18 Mbpd throughput capacity. The Wyoming refinery’s major processing units include crude oil distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce gasoline, ULSD, jet fuel, and other associated refined products.
We source our crude oil for the Wyoming refinery from local producers in the Rocky Mountain region of the United States and North Dakota as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned pipeline network and the rest is delivered by truck.
    Crude oil is received into the refinery tank farm and crude oil terminals, which include 267 Mbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the Wyoming refinery’s 513 Mbbls of refined product tankage. The Wyoming refinery’s storage capacity allows us to manage the various product requirements of our customers in the states of Wyoming and South Dakota and other targeted market destinations.
Set forth below is a summary of the capacity of our Wyoming refinery as of December 31, 2020:

Wyoming Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Unit	18
Residual Fluid Catalytic Cracker	7
Catalytic Reformer	3
Naphtha Hydrotreater	3
Diesel Hydrotreater	6
Isomerization	5
The Wyoming refinery operated at an average throughput of 12.3 Mbpd, or 68% utilization, for the year ended December 31, 2020. In 2020, we executed a turnaround in Wyoming, which resulted in lower throughput and utilization outside of market conditions. Below is a summary of the Wyoming refinery’s product yield percentages for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

Feedstocks Throughput (Mbpd)	12.3	17.0	16.4
Yield (% of total throughput):
Gasoline and gasoline blendstocks	49.2%	49.6%	49.5%
Distillates	45.2%	44.5%	45.8%
Fuel oil	1.9%	1.7%	1.6%
Other products	1.3%	1.6%	0.8%
Total yield	97.6%	97.4%	97.7%
Our Wyoming refining business transports refined products through our logistics network to wholesale, bulk, and retail customers primarily in Wyoming and South Dakota. Products are also distributed by rail from our refinery to markets beyond our logistics network.
We believe the Wyoming 3-2-1 crack spread, a 50%/50% blend of Rapid City 3-2-1 and Denver 3-2-1 (WTI based) crack spreads, best reflects a market indicator for our Wyoming refining and fuel distribution operations. The Wyoming 3-2-1 Index, or three barrels of WTI converted into two barrels of gasoline and one barrel of distillates (jet fuel and diesel), averaged

$17.80 per barrel during 2020 with a low of $15.86 per barrel average in the first quarter and a high of $20.24 per barrel average in the third quarter.
Below is a summary of average crack spreads for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Wyoming 3-2-1 Index	$17.80	$24.90	$22.69
Competition
All facets of the energy industry are highly competitive. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions.
Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our Hawaii refineries, through our facility with J. Aron, have access to a large variety of markets for crude oil imports and product exports. Please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Supply and Offtake Agreements” of this Form 10-K for further information. Our Washington refinery utilizes an intermediation arrangement with MLC and sources its crude oil and feedstocks primarily from North Dakota and Canada. Please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Washington Refinery Intermediation Agreement” of this Annual Report on Form 10-K for further information. Our Wyoming refinery sources its crude oil and feedstocks primarily from the Petroleum Administration for Defense District IV Rocky Mountain (“PADD IV”) region of the United States.
Our Hawaii refineries’ product slate is tailored to meet local on-island demand. Outside the Hawaii market, our refined product sales from our Hawaii refineries typically target the U.S. West Coast market. Our Washington refinery primarily sells refined products in the Pacific Northwest region. Our Wyoming refinery primarily sells refined products locally in the PADD IV region.
Retail
The retail segment includes 90 locations in Hawaii and 33 locations in Washington and Idaho where we set the price to the retail consumer. Of these, 34 of the Hawaii locations and all 33 Washington and Idaho locations are operated by our personnel and include various sizes of kiosks, snack shops, or convenience stores. The remaining 56 Hawaii locations are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
We hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations, with 40 of our retail sites branded “76”. The “76” license agreement expires September 24, 2024, unless extended by mutual agreement. An additional 42 of our sites operate under our proprietary Hele fuel brand. Since its launch in 2016, the Hele brand has won several awards for being the preferred fuel choice for Hawaii customers. Our eight cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”). Through December 31, 2020, we completed the rebranding of all of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand.
As of December 31, 2020, most of our retail outlets in Washington and Idaho continued to operate under the “Cenex®” and “Zip Trip®” brand names. A rebranding of those sites to our proprietary “nomnom” brand began in December 2020 and the rebranding of four sites was completed as of December 31, 2020. As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip convenience stores. As these stores are rebranded, Par will begin self-supplying the fuel with equity barrels and/or unbranded fuels procured in the open market.

The following table shows our owned and leased retail outlets by location and type as of December 31, 2020:

Location and Channel of Trade	“76” Brand	Hele Brand	KAF	Cenex® Zip Trip Brand	nomnom	Total
Oahu
Company operated	2	18	—	—	—	20
7-Eleven alliance	22	8	—	—	—	30
Fee operated	5	2	—	—	—	7
Cardlock	—	4	—	—	—	4
Oahu total	29	32	—	—	—	61
Big Island
Company operated	3	6	—	—	—	9
Fee operated	3	—	—	—	—	3
Big Island total	6	6	—	—	—	12
Maui
Company operated	1	4	—	—	—	5
Fee operated	1	—	—	—	—	1
Maui total	2	4	—	—	—	6
Kauai
Fee operated	3	—	—	—	—	3
Cardlock	—	—	8	—	—	8
Kauai total	3	—	8	—	—	11
Total for Hawaii locations	40	42	8	—	—	90

Washington
Company operated	—	—	—	21	4	25
Washington total	—	—	—	21	4	25
Idaho
Company operated	—	—	—	8	—	8
Idaho total	—	—	—	8	—	8
Total for Pacific Northwest locations	—	—	—	29	4	33

Total for retail segment	40	42	8	29	4	123
Competition
Competitive factors that affect our retail performance include product price, station appearance, location, customer service, and brand awareness. Our Hawaii competitors include the Shell, Texaco, Costco, Safeway, and Sam’s Club national brands, regional brand Aloha, and other local retailers. Competitors of our Northwest Retail assets include the Chevron, Exxon, Conoco, Safeway, and Costco national brands, regional brands such as Maverik, Holiday, and Fred Meyer, and other local retail brands.
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
The Oahu logistics network includes a 27-mile wholly owned and operated pipeline network that transports refined products from our Hawaii refineries to delivery locations. The majority of our Oahu refined product volumes are distributed through a multi-product pipeline (the “Honolulu Products Pipeline”) to (i) our leased and operated Sand Island terminal, (ii) the Honolulu International Airport, (iii) interconnections to Navy and Air Force fuel facilities, and (iv) two third-party terminals in Honolulu Harbor. In addition to the Honolulu Products Pipeline, we own four proprietary pipelines connecting our Hawaii refineries to Kalaeloa Barbers Point Harbor, approximately three miles from the Par East refinery. The four pipelines deliver refined products to barges for distribution to the neighboring islands or export, the local utility pipeline and storage network, and another third-party terminal on the west side of Oahu. The Oahu pipeline network is generally configured to be bidirectional, allowing for both delivery and receipt of products.
In connection with the Par West Acquisition, we entered into a long-term agreement with IES for storage and throughput at the Par West Hawaii refinery. The agreement provides for the right to utilize 2 MMbbls of dedicated crude oil and refined product storage, as well as certain IES logistics assets, including its off-shore mooring and Honolulu pipeline system.
During the first half of 2019, crude oil was transferred to the Par West Hawaii refinery via the IES off-shore mooring and a 30-inch undersea pipeline. During the third quarter of 2019, we completed an on-shore pipeline manifold that connects the IES pipeline to our owned SPM pipeline (the “Tie-In”). The Tie-In allows crude oil to be transferred from our SPM to the Par East and Par West Hawaii refineries.
Our terminal facilities on Oahu include our Sand Island facility that comprises two tanks with a total capacity of 30 Mbbls, as well as contractual rights to utilize strategically located third-party facilities both near the Hawaii refineries and at Honolulu Harbor.
We also operate a proprietary trucking business on Oahu to distribute gasoline and road diesel to the final point of sale.
Our logistics network for the islands neighboring Oahu consists of leased barge equipment, refined product tankage, and proprietary trucking operations on the islands of Maui, Hawaii, Molokai, and Kauai. We charter a barge and have service agreements with third parties to serve our neighbor island markets. The barges deliver to, and product is dispensed from, a neighbor island network of seven petroleum terminals with total storage capacity of 301 Mbbls.
In addition to the movements within Hawaii, we also lease Jones Act marine vessels to allow for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii.
Washington Logistics
Our Washington logistics network includes 2.8 MMbbls of storage capacity, a proprietary 14-mile jet fuel pipeline that serves Joint Base Lewis McChord, a marine terminal with 15 acres of waterfront property, a unit train-capable rail loading terminal with 107 unloading spots, a manifest rail siding with 32 spots including an Asphalt, Butane, and Biodiesel loading and unloading facilities, and a truck rack with six truck lanes and 10 loading arms. These assets provide connectivity to Bakken, Canadian, and Alaskan crude oil, renewable fuels, and the Pacific, West Coast, Pacific Northwest, and Rockies product markets.
Wyoming Logistics
Our Wyoming logistics network includes a 98-mile crude oil pipeline gathering system that provides us access to crude oil from the Powder River Basin. This network also includes a 40-mile refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota.
The logistics network in Wyoming includes storage, loading racks, and a rail siding at the refinery site. Our crude oil and refined product tanks at the Wyoming refinery have a total capacity of 646 Mbbls. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.

Markets
Hawaii Market
The COVID-19 pandemic had a significant impact on Hawaii’s communities and economy in 2020 and state economists are predicting a slow but steady multi-year road to recovery. Beginning with a mandatory 14-day quarantine period for arriving visitors in March 2020, visitor arrivals plummeted by more than 90% from the previous year. Restrictions on travel, business closures, and strict limits on in-person gatherings severely curtailed demand for jet and other fuels and stymied the economy.
After beginning 2020 at 2.6% unemployment, the average unemployment rate in Hawaii increased to an average of 15.1% from April through December 2020, when Hawaii lost 110,600 non-agricultural payroll jobs compared with the same period a year earlier, according to the Hawaii Department of Business, Economic Development and Tourism (“DBEDT”), and every sector lost jobs except for the construction industry and federal government. The unemployment rate has since decreased to 10.3% in December 2020, according to the U.S. Bureau of Labor Statistics.
According to the University of Hawaii Economic Research Organization’s (“UHERO”) December 2020 report, the start of mass vaccinations in Hawaii will improve growth prospects for the second half of 2021. In the fall of 2020, the State of Hawaii instituted the Safe Travels program, requiring all transpacific travelers to secure a negative COVID-19 test prior to arriving on the islands, allowing the visitor industry to welcome travelers back beginning in mid-October 2020. Visitor arrivals in November 2020, the first full month of the Safe Travelers program, increased to less than one quarter of their level in November 2019 and employment in the leisure and hospitality industry is about half of its pre-pandemic level, according to UHERO.
Economists and lawmakers remain optimistic that an increased rollout of vaccinations, a proliferation of testing for residents and transpacific arrivals, and stimulus measures enacted by state and federal lawmakers will put Hawaii on a course to recovery, with gradual gains becoming visible as tourist activity resumes.
Pacific Northwest and Rockies Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and are enjoying significantly higher population growth rates than the country as a whole. The U.S. Census Bureau projected that the population increased 13.2% in Washington and 14.0% in Idaho from 2010 to 2019 versus a national increase of only 6.3%. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in the health care, retail, and other industries. According to the U.S. Bureau of Economic Analysis (the “BEA”), personal income for the Spokane metro area grew by 8.9% between 2017 and 2019, continuing the trend of positive growth since the 2008-2009 recession. Additionally, Amazon.com, Inc. opened a new fulfillment center near the Spokane International Airport in June 2020 and future regional growth and increased traffic is expected.
A significant portion of the products produced by our Washington refinery stay within the Puget Sound region. Washington is one of the fastest growing states in the union and most of this growth is occurring in the Puget Sound area due to large information industry companies like Microsoft Corporation, Amazon.com, Inc., and Expedia Group, Inc. According to the BEA, gross domestic product (“GDP”) for Washington state grew by 3.1% from 2018 to 2019, leading the Far West states and ranking third nationally. According to the BEA, personal income in Puget Sound’s four largest counties grew on average 6.3% between 2017 and 2018 and personal income in the State of Washington grew an average 6.4% and ranked second nationally for the first three quarters of 2019. The Puget Sound region represents approximately 69% of the Washington state population.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state’s second largest county, increased by 12.7% from 2010 to 2019 compared to 6.3% nationally over the same period. According to the BEA, personal income in South Dakota grew by 3.2% from 2018 to 2019. Unemployment in South Dakota continues to remain below the national average unemployment rate at 3.3% for December 2020, according to the U.S. Bureau of Labor Statistics.

Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. According to the South Dakota Department of Tourism, despite limitations to mobility and economic disruption caused by the COVID-19 pandemic, South Dakota welcomed 12.6 million visitors, a 12.9% decrease as compared to 2019, resulting in visitor spending of approximately $3.4 billion in 2020, a decrease of 17.9% over 2019. In 2020, $644 million, or 19%, of tourism dollars were spent on transportation services, a decrease of 32% from 2019, when $941 million, or 23%, of tourism dollars were spent on transportation services.

We also distribute refined products to customers in central and northeastern Wyoming. The economy in Wyoming is sensitive to demand for Powder River Basin coal and other locally-produced commodities. The U.S. Energy Information Administration forecasts that coal production will increase in both 2021 and 2022.
OTHER OPERATIONS
Laramie Energy
As of December 31, 2020, we own a 46.0% equity investment in Laramie Energy, a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. We have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero.
Our equity investment in Laramie Energy and the reserves we own indirectly through Laramie Energy are not material to our consolidated financial statements as of December 31, 2020. Laramie Energy’s oil and gas producing activities are not material to our business operations or financial position.
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
Shares Reserved for Unsecured Claims
    The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. As of December 31, 2020, two related claims totaling approximately $22.4 million remained to be resolved by the Trustee for the General Trust. One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing shares to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned an approximate 3.4% aggregate working interest in the unit.
    The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. We have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at December 31, 2020. Please read “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments and Contingencies – Bankruptcy Matters” of this Form 10-K for further information.
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
Climate Change and Regulation of Greenhouse Gases
According to many scientific studies, emissions of CO2, methane, NOX, and other gases commonly known as greenhouse gases (“GHGs”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant.” In response, the U.S. Environmental Protection Agency (“EPA”) promulgated an endangerment finding, paving the way for regulation of GHG emissions under the CAA. The EPA has now begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations, and we will be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions. Based on current company operations, however, our existing refining activities are not subject to current federal GHG permitting requirements.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The GHG rules include an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. Hawaii’s regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced GHG emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards. Accordingly, our Hawaii refineries submitted a GHG reduction plan that incorporates the partnering provisions and demonstrates that additional reductions are not cost-effective or necessary because of the Hawaii refineries’ shared baseline allocation and because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.

Further regulatory, legislative, and judicial developments are likely to occur in the future. The new Administration’s Executive Orders signaling a return to the Paris Climate Accord and voiding the prior Administration’s orders on the social cost of carbon suggest the imminence of such changes. Such developments may affect how these GHG initiatives will impact us. They may also impact the use of and demand for petroleum products, which could impact our business. Further, apart from these developments, tort claims alleging property damage against GHG emissions sources may be asserted. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.
National Ambient Air Quality Standards
The EPA has adopted a number of more stringent National Ambient Air Quality Standards (“NAAQS”). States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules designed to improve air quality over time. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refineries are located, has met even the most recent NAAQS and the Hawaii refineries have not been required to install new controls as result of local rules. Even so, NAAQS could and, to a degree, have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel, potentially diesel or liquefied natural gas, before reaching its renewable goals. On October 1, 2015, the EPA adopted rules, which were reaffirmed in December 2020, that substantially tightened the NAAQS for ground-level ozone. These rules are causing many areas of the country to develop requirements for additional controls and limits on combustion emissions and emissions of volatile organic compounds. We do not currently anticipate that the more stringent NAAQS will materially impact our Hawaii, Washington, or Wyoming operations.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish vehicle carbon dioxide emissions standards and an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. On March 31, 2020, the agencies released updated fuel economy and vehicle emissions standards, which provide for an increase in stringency by 1.5% each year through model year 2026, as compared with the standards issued in 2012 that required 5% annual increases. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we can retain these RINs for current or future RFS compliance or sell those on the open market. EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements to purchase RINs with other parties or purchase cellulosic biofuels RINs (“D3”) waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-

gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted extensions of small refinery exemptions by the EPA for 2018. All our refineries are Tier 3 compliant.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) were lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refineries and were phased in so that by January 1, 2015, they were fully aligned with the IMO standards and deadline. The more stringent standards apply universally to both U.S. and foreign flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators were forced to switch to a distillate fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refineries are capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refineries remain in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive. In addition to U.S. fuels requirements, the IMO has adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 (“IMO 2020”).
In addition to federal requirements, several states, including Washington, have proposed or enacted low carbon fuel standards applicable to transportation fuels. The Washington proposal would create a carbon intensity score for transportation fuels, and require fuel producers and importers who fall short of carbon intensity goals to purchase credits.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
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
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated. While this “petroleum exclusion” lessens the significance of our operations, we may generate wastes that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary refining operations. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under, or from the properties currently or historically owned or leased by us or on, under, or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site and we have not been notified of any claim, liability, or damages under CERCLA.

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
Air Emissions
Our refining operations are subject to local, state, and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forgo construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements.
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

Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly known as Hawaii Pacific Energy; a wholly owned subsidiary of Par created for purposes of acquiring Par Hawaii Refining, LLC (“PHR”)), Tesoro Corporation (“Tesoro,” which changed its name to Andeavor Corporation before being purchased by Marathon Petroleum Company in October 2018), and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including a consent decree.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For the year ended December 31, 2020, we had one customer in our refining segment that accounted for 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2020, 2019, and 2018.

HUMAN CAPITAL
Workforce Composition
At Par, we believe our employees are our most valuable asset. By investing in our employees, we are able to achieve success and continue to execute on our mission and vision. At December 31, 2020, our workforce consisted of 1,403 employees, including 243 employees, or 17% of our total workforce, at our Hawaii and Washington refineries represented by the United Steelworkers Union (“USW”) with collective bargaining agreements expiring on January 31, 2022. We value all our employees, represented and non-represented, and constantly strive to maintain and improve satisfactory relationships with them. Our 1,403 employees work in the following operating segments throughout the United States:

Operating Segment	Number of Employees
Refining and Logistics	706
Retail	606
Corporate	91
Total	1,403
Diversity
Par is focused on recruiting and developing a diverse workforce. We prioritize outreach activities that increase the diversity of applicants for open positions and actively ensure that all open positions are posted on job boards that target female, minority, disabled, and military veteran candidates. We are developing relationships with local organizations that provide services to historically underserved populations and make them aware of career opportunities at Par. As of December 31, 2020, our workforce consists of 50% minorities and 5% protected veterans.
Culture and Values
Par is a values-driven company. Our tight-knit community values integrity, creativity, hard work, and respect for others. These four pillars support our successes and strengthen our ability to be an effective and fun place to work. We value innovative thought and rally behind ideas that create new opportunities. We believe this drives our growth and success. We value the unique heritage, experiences, and contributions of everyone we get to work with and serve. Our commitment to doing the good and right thing with the highest ethical standards helps us to achieve our best results. As we pursue growth and success, we believe it is important to keep our people safe, to value our diversity, and to protect our environment.
Benefits
We offer highly competitive compensation, benefit, and time-off packages to promote employee fulfillment and work-life balance. Our benefits include our employee stock purchase plan, generous time off allowance, and a tuition reimbursement program.
Health and Safety
Safety is paramount to every operation and activity we undertake. We recognize that our responsible stewardship impacts every employee, every contractor, and every member of the community, and we embrace that responsibility. We promote a culture of continual safety improvement with a keen eye for evaluating and managing risk. We continually monitor the implementation of programs, policy, and procedures to achieve this objective.
The importance of quick action and continuous monitoring was made clear by the COVID-19 pandemic. Our leaders took and continue to take swift action to protect employees, contractors, and customers and to ensure operations in each segment of our business are able to continue without interruption. For example, our retail stores have installed plexiglass shields designed to limit employee exposure to viruses and our administrative offices have implemented alternative work schedules to reduce capacity and allow for social distancing. Our actions demonstrate that we live our values every day.
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
Our operations are subject to potential operational hazards and risks inherent in refining operations, in transporting and storing crude oil and refined products, and in producing natural gas and oil. Any of these risks, such as fires, explosions, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters at our or third-party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. The scientific consensus suggests that some of these physical risks to our facilities and third party facilities, especially risks associated with extreme weather, may increase as a result of climate change. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition, and results of operations.
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
Earnings and cash flows from our refining segment depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products, the crack spread, also fluctuates significantly. The prices we pay and prices we receive depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline, and other refined products, which are subject to, among other things:
•changes in the global economy and the level of foreign and domestic production of crude oil and refined products;
•availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;
•local factors, including market conditions, the level of operations of other refineries in our markets, and the volume and price of refined products imported;
•threatened or actual terrorist incidents, acts of war, and other global political conditions;
•changes in the availability or cost of maritime shipping;
•pandemics, public health crises, or other widespread emergencies such as the novel coronavirus (COVID-19);
•government regulations or mandated production curtailments or limitations; and
•weather conditions, hurricanes, or other natural disasters.
For example, the COVID-19 pandemic has resulted in significant demand reduction for crude oil and refined products, particularly in the Hawaii market, and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. In addition, the Organization of the Petroleum Exporting Countries (“OPEC”) has agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021, to support crude oil prices. And the Alberta government has previously mandated crude oil production cuts in a region where our Washington refinery sources crude oil. Such an action, or any similar actions, could result in an increase in the price we pay for crude oil, which may result in a decrease in the expected earnings and cash flows generated by our refining business.

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
Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the impact on our business, results of operations, financial condition, and liquidity remains uncertain and difficult to predict. As a result of the COVID-19 pandemic and the accompanying significant demand reduction for crude oil and refined products, particularly in the Hawaii market, our revenues have decreased from $5.4 billion in the year ended December 31, 2019 to $3.1 billion in the year ended December 31, 2020. The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition remains uncertain and depends on numerous evolving factors, many of which are not within our control, and which we may not be able to effectively respond to, including, but not limited to: governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, workforce pressures and social distancing, and stay-at-home orders); the effect of the pandemic on economic activity and actions taken in response; the effect on our customers and their demand for our products; the effect of the pandemic on the creditworthiness of our customers; national or global supply chain challenges or disruption; workforce availability; facility closures; commodity cost volatility; general economic uncertainty in key global markets and financial market volatility and ability to access capital markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to a potential reoccurrence.

Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), and liquidity and/or stock price. Additionally, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
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
Our information systems are subject to damage or interruption from a number of potential sources including natural disasters, ransomware, software viruses or other malware, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented measures, such as virus protection software and intrusion detection systems, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our business, financial condition, and results of operations. Finally, federal legislation relating to cyber security threats could impose additional requirements on our operations.

Through our investment in Laramie Energy, we are subject to all of the risks of natural gas and oil exploration and production, but we lack the ability to control Laramie Energy’s operations and our ability to extract value is limited.
Through our investment in Laramie Energy, we are exposed to all of the risks inherent in natural gas and oil exploration and production, including the risks that: exploration and development drilling may not result in commercially productive reserves; the operator may act in ways contrary to our best interest; the marketability of our natural gas products depends mostly on the availability, proximity, and capacity of natural gas gathering systems, pipelines, and processing facilities, which are owned by third parties, as well as adequate water supplies; we have no long-term contracts to sell natural gas or oil; compliance with environmental and other governmental regulatory or legislative requirements could result in increased costs of operation or curtailment, delay, or cancellation of development and producing operations; and a decline in demand for natural gas and oil could adversely affect our financial condition and results of operations. Additionally, the ability of Laramie Energy to make distributions to its owners, including us, is currently prohibited by the terms of Laramie Energy’s credit facility and the terms of its limited liability company agreement.
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
The RFS program sets annual quotas for the quantity of renewable fuels that must be blended into transportation fuels consumed in the U.S. A RIN is assigned to each gallon of renewable fuel produced in or imported into the U.S. As a producer of petroleum-based transportation fuels, we are obligated to blend renewable fuels into the petroleum fuels we produce and sell in the U.S. To the extent we do not, we are required to purchase RINs in the market to satisfy our obligations under the RFS program. During 2020, we incurred $107.2 million of RINs expense for our Hawaii, Wyoming, and Washington refineries. The EPA did not meet its November 30, 2020 statutory deadline to set 2021 renewable volume obligations (“RVO”), and to date, has not issued a proposed rule for the 2021 RVO other than biomass-based diesel. While there are statutory targets still in place, the ultimate RVO for 2021 and the potential associated expense remain uncertain until the RVO is set. In addition, as a result of the annual volume mandates, we may experience a decrease in demand for refined products due to refined products being replaced by renewable fuels.
We are exposed to the volatility in the market price of RINs and are unable to predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. The ultimate outcome of the 2021 RVO rule will also likely affect RIN prices. If sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. The current administration has also been critical of exemptions from the RFS mandates granted to small refineries during the previous administration. While litigation over the issue is currently before the U.S. Supreme Court, the EPA under the current administration may be less willing to grant such waivers going forward and may increase the RVO in future years. To the extent fewer waivers are granted in the future or the RVO is increased, the demand for and the price of RINs would likely also increase, and our results of operations and cash flows could be adversely affected. Ongoing litigation and regulatory activity regarding the standards for 2016, 2017, 2018, 2019, and 2020 creates some potential that the final volumes of renewable fuels that the EPA established will be revised for one or more of those years. In addition, the EPA is considering changes to the existing RFS program regulations and other regulatory initiatives under the RFS program that could impact future standards. Although uncertain, any of these events may cause the price of RINs to rise and result in additional costs in connection with RFS compliance for prior years, costs that exceed our estimates in connection with RFS compliance for 2021, and/or increased compliance costs in future years. Such increased costs could be material and may have a material adverse impact on our business, financial condition, and results of operations. All RIN transactions are recorded in the EPA Moderated Transaction System (“EMTS”). Under this system, purchasers of RINs are required to self-certify their validity without verification by the EPA, and are responsible for any invalid RINs submitted to the EPA for compliance. We believe that the RINs we purchase are from reputable sources, are valid, and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected.
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
    Currently, multiple legislative and regulatory measures to address GHG, including CO2, methane, and NOX, and other emissions are in various phases of consideration, promulgation, or implementation at various levels of the federal and state government. These include actions to develop international, federal, regional, or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for our refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
    For example, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. In November 2020, the United States’ previously-announced withdrawal from the Paris Agreement became effective. On January 20, 2021, President Biden announced that the United States would be reentering the Paris Agreement. This reentry became effective on February 19, 2021. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various U.S. states, at the U.S. federal level, or in other countries could adversely affect the oil and gas industry.

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
    At the state level, the State of Hawaii has announced its intention to reduce statewide GHG emissions to 1990 levels by 2020. Other states, including Washington, are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. We could also face increased climate-related litigation with respect to our operations or products. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
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
    We rely on a variety of systems to transport crude oil, including rail. Rail transportation is regulated by federal, state, and local authorities. New regulations or changes in existing regulations could result in increased compliance expenditures. For example, in 2019 Washington enacted a law that limits crude oil by rail deliveries through a cap on off-loadings from existing facilities and new specifications regarding the vapor pressure of crude oils permitted to be shipped through the state. These or other regulations that require the reduction of volatile or flammable constituents in crude oil that is transported by rail, change the design or standards for rail cars used to transport the crude oil we purchase, change the routing or scheduling of trains carrying crude oil, or require any other changes that detrimentally affect the economics of delivering North American crude oil by rail, could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation, and decrease the efficiency of shipments of crude oil by rail within our operations. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition.
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
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2020, we have accrued $16.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a series of rules requiring pipeline operators to develop and implement integrity management programs for hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact an HCA;
•improve data collection, integration, and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.
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
    Because of the locations of our refineries in Hawaii, Washington, and Wyoming, we primarily market our refined products in relatively limited geographic areas. As a result, we are more susceptible to regional economic conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating areas could also materially adversely affect our revenues and our business and operating results. These factors include, among other things, changes in the economy, weather conditions, demographics and population, refined product mix demand, increased supply of refined products from competitors, and reductions in the supply of crude oil.
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

Delays or cost increases related to the engineering, procurement, and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, or results of operations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
•denial or delay in obtaining regulatory approvals and/or permits;
•difficulties in executing the capital projects;
•unplanned increases in the cost of equipment, materials, or labor;
•disruptions in transportation of equipment and materials;
•severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, or spills) affecting our facilities, or those of our vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and/or
•non-performance or force majeure by, or disputes with, our vendors, suppliers, contractors, or sub-contractors.
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
We have Supply and Offtake Agreements with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refineries. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which terminates on May 31, 2021 unless extended by mutual agreement for an additional one year term, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. We also have the Washington Refinery Intermediation Agreement with MLC whereby our Washington refinery purchases certain crude oil supplies from third-party suppliers and MLC provides credit support for such purchases in exchange for our pledge of all crude oil and refined products inventories from such refinery. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2020, we had $708.6 million of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2020 was $70.2 million.
Our substantial level of indebtedness could have important consequences, including the following:
•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness and obligations under the Intermediation Agreements, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;
•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;
•our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•we may be more vulnerable to economic downturns and adverse developments in our business; and
•we may be unable to comply with financial and other restrictive covenants in our debt agreements, some of which require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.
Our ability to meet expenses, to remain in compliance with the covenants under our debt agreements, and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. If industry and economic conditions deteriorate, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.
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
Our debt agreements impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, may limit our ability to:
•pay dividends or distributions, repurchase equity, prepay junior debt, and make certain investments;
•incur additional debt or issue certain disqualified stock and preferred stock;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•incur liens on assets;
•merge or consolidate with another company or sell all or substantially all assets;
•enter into certain transactions with affiliates; and
•enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make other payments to the Issuers.
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
As of December 31, 2020, we estimated that we had approximately $1.7 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
Our ability to utilize a significant portion of our NOLs to offset future taxable income is subject to various limitations, including that certain NOLs will expire in various amounts, if not used, between 2028 through 2036. During 2018, the Internal Revenue Service (“IRS”) completed an audit of our tax returns for the tax years ending 2014 through 2016, which included those returns for the years in which the losses giving rise to the NOLs were reported. Although the IRS made no challenge of the availability of our NOLs during this audit, we cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs in the event of future audits. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income, which would negatively impact our results of operations and cash flows. Certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, may also limit our ability to utilize our net operating tax loss carryforwards.
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
    As of December 31, 2020, we employed approximately 1,403 people, 243 of whom are covered by collective bargaining agreements. At our Hawaii and Washington refineries, 243 employees are represented by the USW with collective bargaining agreements expiring on January 31, 2022. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The market price for our common stock has varied between a high of $23.12 on January 2, 2020, and a low of $6.00 on March 18, 2020, during the year ended December 31, 2020. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
An impairment of an equity investment, a long-lived asset, or goodwill could reduce our earnings or negatively impact the value of our common stock.
    Consistent with U.S. generally accepted accounting principles (“GAAP”), we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, such as Laramie Energy, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an other-than-temporary impairment is indicated, we would be required to recognize a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. As a result of the global economic impact of the COVID-19 pandemic and a steep decline in current and forecasted prices and demand for crude oil and refined products, the goodwill at our refining reporting units in Hawaii and Washington was fully impaired and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our consolidated statement of operations for the year ended December 31, 2020. Additionally, as a result of our impairment evaluations of our investment in Laramie Energy, we recorded impairment charges of $45.3 million and $81.5 million on our consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively. These impairment charges or any additional impairment charges could have a negative impact on the price of our common stock. Additionally, there can be no assurance that no future impairment charge will be made with respect to our equity investments, goodwill, and long-lived assets.
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
Zell Credit Opportunities Master Fund, L.P. (“ZCOF”) and Blackrock, Inc., together with their respective affiliates, each owned or had the right to acquire as of December 31, 2020 approximately 24.2% and 13.9%, respectively, of our outstanding common stock. The level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.
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
Investor sentiment towards climate change, fossil fuels, sustainability, and other Environmental, Social, and Governance (“ESG”) matters could adversely affect our business and our stock price.
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. For example, in December 2020, the State of New York announced that it will be divesting the state’s Common Retirement Fund from fossil fuels. If this or similar divestment efforts are continued, the price of our common stock or debt securities, and our ability to access capital markets or to otherwise obtain new investment or financing, may be negatively impacted.
Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Additionally, members of the investment community may screen companies such as ours for ESG performance before investing in our common stock or debt securities or lending to us. Over the past few years there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds seeking ESG-oriented investment products.
If we are unable to meet the ESG standards or investment or lending criteria set by these investors and funds, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our common stock and debt securities may be negatively impacted, and our reputation may also be negatively affected.

Item  1B. UNRESOLVED STAFF COMMENTS
None.
Item  2. PROPERTIES
Please read “Item 1. — Business” of this Form 10-K for the location and general character of the properties used in our refining, logistics, and retail segments. Our corporate headquarters are located at 825 Town & Country Lane, Suite 1500, Houston, Texas 77024. We believe that these properties and facilities are adequate for our operations and are maintained in a good state of repair.
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. As of December 31, 2019, Laramie Energy ceased all drilling activities due to unfavorable market conditions.
Our equity investment in Laramie Energy and the reserves we own indirectly through Laramie Energy are not material to our consolidated financial statements as of December 31, 2020. Laramie Energy’s oil and gas producing activities are not material to our business operations or financial position.
Other
    We also own certain immaterial minority interests in wells located in Colorado.
Item  3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this Annual Report on Form 10-K, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement. For more information, please read “Item 1. — Business—Bankruptcy and Plan of Reorganization – General Recovery Trust” and Note 17—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of March 1, 2021, there were 140 common stockholders of record. On March 1, 2021, the closing price of our common stock was $18.73 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2020. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., FutureFuel Corp., Green Plains Inc., Macquarie Infrastructure Corporation, Methanex Corporation, Pacific Ethanol, Inc., Renewable Energy Group, Inc., REX American Resources Corporation, SEACOR Holdings Inc., Stepan Company, and Westlake Chemical Corporation. We believe our peer group, which is made up of oil and gas refining and marketing companies, retailers, and companies that are generally similar to our operating segments, provides for meaningful comparability to our business as a whole.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Par Pacific, the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/2020
Par Pacific
S&P 500
Peer Group

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

Recent Sales of Unregistered Securities
During the year ended December 31, 2020, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2020:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2020	—	$—	—	—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	398	15.85	—	—
Total	398	$15.85	—	—
________________________________________________
(1)All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.

Item 6. SELECTED FINANCIAL DATA
    The selected financial information presented below as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial information presented below as of December 31, 2018, 2017, and 2016 and for the years ended December 31, 2017 and 2016 was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial information should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
(in thousands, except per share data)	2020	2019 (1)	2018 (2)	2017 (3)	2016 (3) (4)
Statement of Operations Data:
Revenues	$3,124,870	$5,401,516	$3,410,728	$2,443,066	$1,865,045
Depreciation, depletion, and amortization	90,036	86,121	52,642	45,989	31,617
Impairment expense	85,806	—	—	—	—
Operating income (loss)	(317,998)	147,980	81,941	93,961	(19,649)
Interest expense and financing costs, net	(70,222)	(74,839)	(39,768)	(31,632)	(28,506)
Debt extinguishment and commitment costs	—	(11,587)	(4,224)	(8,633)	—
Gain on curtailment of pension obligation	—	—	—	—	3,067
Change in value of common stock warrants	4,270	(3,199)	1,801	(1,674)	2,962
Change in value of contingent consideration	—	—	(10,500)	—	10,770
Equity earnings (losses) from Laramie Energy, LLC	(46,905)	(89,751)	9,464	18,369	(22,381)
Net income (loss)	(409,086)	40,809	39,427	72,621	(45,835)
Income (loss) per diluted common share	(7.68)	0.80	0.85	1.57	(1.08)
Balance Sheet Data:
Cash and cash equivalents	$68,309	$126,015	$75,076	$118,333	$47,772
Total current assets	636,469	1,032,174	586,592	603,544	403,108
Total assets (5)	2,133,861	2,700,560	1,460,734	1,347,407	1,145,433
Total current liabilities (5)	878,680	1,034,322	507,201	470,952	382,765
Total long-term debt, net of current maturities	648,660	599,634	392,607	384,812	350,110
Total liabilities (5)	1,887,587	2,052,318	948,405	899,688	776,524
Total stockholders’ equity	246,274	648,242	512,329	447,719	368,909
_________________________________________________________
(1)We completed the Washington Acquisition effective January 11, 2019, therefore the results of the Washington refinery and logistics assets are only included subsequent to January 11, 2019. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.
(2)We completed the Northwest Retail Acquisition effective March 23, 2018, therefore the results of Northwest Retail are only included subsequent to March 23, 2018. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.
(3)Due to a required accounting standards update, Operating income (loss) for the year ended December 31, 2016 was retrospectively recast to reflect the reclassification of the curtailment gain of $3.1 million related to an amendment on our defined benefit pension plan from Operating expense (excluding depreciation) to a newly defined line within Total other income (expense), net, Gain on curtailment of pension obligation. For the years ended December 31, 2017 and 2016, other immaterial non-service-cost-related components of the net periodic benefit cost related to our defined benefit pension plan were reclassified from Operating expense (excluding depreciation) to Other income (expense), net.
(4)We completed the WRC Acquisition effective July 14, 2016, therefore the results of WRC are only included subsequent to July 14, 2016.
(5)On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by other ASUs issued through February 2019 (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses. For more information, please read “Part I –Item 1. — Business—Overview” of this Form 10-K.
Recent Events Affecting Comparability of Periods
COVID-19 Pandemic
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
We continue to actively respond to the impacts that these matters are having on our business. We decreased throughput rates at our Hawaii and Wyoming refineries in response to reduced refined product demand, idled one of our Hawaii refineries, completed our turnaround in Hawaii later in 2020 than previously planned, and reduced the scope of our Washington turnaround scheduled in the first quarter of 2021. In addition, we adjusted production of certain refined products to meet the changing local demand profile. We continue to maintain an ample supply of refined products to meet the refined product needs in the regions in which we operate. On May 5, 2020, we announced that 29 employees were furloughed in response to the previously announced decline in throughput rates at our refineries in Kapolei, Hawaii, and our President and Chief Executive Officer and the independent members of the Company’s Board of Directors reduced their cash salaries by 75% through October 2020. In response to sustained decreased demand for refined products in Hawaii, we significantly reduced discretionary spending company-wide and, in early October 2020, we reduced headcount in our refining segment in Hawaii. In November 2020, we announced that we were taking additional measures to reduce our operating expenses. These measures include non-renewal of the leases of certain marine assets to more closely align our logistics capability with reduced demand. As of December 31, 2020, the Par West refinery had been idle for more than nine months due to the reduction in demand resulting from the COVID-19 global pandemic. Given the length of idle time and the high cost to restart the refinery and no current plans or timeline to do so, we recorded an impairment charge of $17.9 million to write off the corresponding assets and accumulated depreciation for all assets other than land that are not expected to be used as part of our ongoing refining operations in Hawaii.
    We have undertaken additional liquidity-enhancing measures, including deferring or delaying certain capital expenditures originally planned for 2020 and early 2021 related to turnaround activities at three of our refineries and, in early June 2020, accessing the capital markets to issue $105 million aggregate principal amount of senior secured notes due 2026. Interest rates associated with our inventory financing arrangements and borrowings under those inventory financing arrangements have also declined. In addition, we closed a sale-leaseback transaction on February 23, 2021, in which we sold twenty-one (21) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”). We also entered into a lease on the properties for fifteen (15) years, unless earlier terminated, with up to four 5-year renewal options. We anticipate that during the first quarter there will be a separate closing for one additional property, as provided under the Purchase Agreement. In total, the 22 properties are being sold for a gross purchase price of $116.1 million.
    We believe the steps we have taken have strengthened our ability to operate through current conditions. We also utilized some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and various state-specific provisions. We continue to maintain existing processes and procedures including, but not limited to, processes and procedures around protection of our technology systems and proprietary data, even though a significant number of our employees are working from home. During this time of uncertainty, the health and wellbeing of our employees and customers are our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.
    The financial results contained in this Annual Report on Form 10-K reflect the reduced activity experienced in the second, third, and fourth quarters of 2020 in the regions in which we operate. The COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. In Washington, for example, mandatory self-quarantine orders have been lifted and replaced by recommended self-quarantines for travelers arriving from areas of high COVID-19 activity. Beginning October 15, 2020, U.S. travelers to the state of Hawaii have an option to take a rapid COVID-19 test as an alternative to a 14-day quarantine if they test negative. The State of Hawaii has also begun to allow visitors from Japan to enter the state with a recent negative COVID-19 test, and certain airlines have resumed scheduled flights between Japan and Hawaii. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 impact on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
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
Par West Acquisition
On December 19, 2018, we completed the Par West Acquisition for approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million. The results of operations of the acquired assets are included in our refining segment commencing December 19, 2018. In the first quarter of 2020, the Par West refinery was idled due to the reduction in demand resulting from the COVID-19 global pandemic’s effect on the economy. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Northwest Retail Acquisition
On March 23, 2018, we completed the Northwest Retail Acquisition for cash consideration of approximately $74.5 million. As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip retail outlets. The results of operations of Northwest Retail are included in our retail segment commencing March 23, 2018. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information. A rebranding of those sites to our proprietary “nomnom” brand began in December 2020 and the rebranding of four sites was completed as of December 31, 2020. As these stores are rebranded, Par will begin self-supplying the fuel with equity barrels and/or unbranded fuels procured in the open market.
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

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Income (Loss). Our net income decreased from $40.8 million for the year ended December 31, 2019 to a net loss of $409.1 million for the year ended December 31, 2020. The decrease in our net income (loss) was primarily driven by lower refining sales volumes and unfavorable crack spreads related to COVID-19 demand destruction, increased RINs expenses and derivative costs, goodwill and asset impairments of $85.8 million, and an unfavorable change in lower of cost and net realizable value adjustments, partially offset by cost reductions across our businesses in response to COVID-19 and higher retail fuel margins. In addition, we incurred an other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy in 2020, as compared to an other-than-temporary impairment of $83.2 million in 2019. Other factors impacting our results period over period include a $49.0 million reduction in our income tax benefit and lower debt extinguishment and commitment costs.
Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2020, Adjusted EBITDA was a loss of $86.7 million compared to earnings of $258.8 million for the year ended December 31, 2019. The change was primarily related to lower refining sales volumes and unfavorable crack spreads related to COVID-19 demand destruction, partially offset by lower operating expense and higher retail fuel margins.
For the year ended December 31, 2020, Adjusted Net Income (Loss) was a loss of $249.8 million compared to income of $90.2 million for the year ended December 31, 2019. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA and higher depreciation, depletion, and amortization (“DD&A”) due to recently completed capital projects, including turnaround projects, partially offset by a $4.6 million decrease in interest expense and financing costs and a $5.8 million decrease in our Equity losses from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding impairment changes associated with our investment in Laramie Energy.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Income. Our net income increased from $39.4 million for the year ended December 31, 2018 to $40.8 million for the year ended December 31, 2019. The increase in our net income was primarily driven by the impact of the Washington Acquisition and a $69.7 million income tax benefit primarily associated with a partial release of our valuation allowance in connection with the Washington Acquisition. These increases were partially offset by non-cash impairment charges of $83.2 million related to our equity investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference and higher interest expense due primarily to increases in our outstanding indebtedness. Other factors impacting our results period over period include higher debt extinguishment and commitment costs associated with the Washington Acquisition and exchange of a portion of our outstanding 5.00% Convertible Senior Notes, partially offset by a $10.5 million charge related to the Tesoro earn-out settlement in 2018 that did not recur in 2019.
Adjusted EBITDA and Adjusted Net Income. For the year ended December 31, 2019, Adjusted EBITDA was $258.8 million compared to $132.1 million for the year ended December 31, 2018. The change was primarily related to contributions provided by the Washington Acquisition, increased sales volumes at our Hawaii refineries, increased sales volume and favorable crude oil differentials and feedstock costs at our Wyoming refinery, and improved fuel margins in our Retail operations. These increases were partially offset by higher feedstock costs and unplanned maintenance at our Hawaii refineries.
For the year ended December 31, 2019, Adjusted Net Income was approximately $90.2 million compared to income of $49.3 million for the year ended December 31, 2018. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA as well as a $19.2 million decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives and excluding impairment changes associated with our investment in Laramie Energy, an increase in DD&A primarily associated with assets acquired in connection with the Washington Acquisition, and increased interest expense and financing costs primarily related to the new Term Loan B Facility, the Washington Refinery Intermediation Agreement, and the Retail Property Term Loan. These increases were partially offset by a decrease in interest expense and financing costs due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019.

The following table summarizes our consolidated results of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018
Revenues	$3,124,870	$5,401,516	$3,410,728
Cost of revenues (excluding depreciation)	2,947,697	4,803,589	3,003,116
Operating expense (excluding depreciation)	277,427	312,899	215,284
Depreciation, depletion, and amortization	90,036	86,121	52,642
Impairment expense	85,806	—	—
General and administrative expense (excluding depreciation)	41,288	46,223	47,426
Acquisition and integration costs	614	4,704	10,319
Total operating expenses	3,442,868	5,253,536	3,328,787
Operating income (loss)	(317,998)	147,980	81,941
Other income (expense)
Interest expense and financing costs, net	(70,222)	(74,839)	(39,768)
Debt extinguishment and commitment costs	—	(11,587)	(4,224)
Other income, net	1,049	2,516	1,046
Change in value of common stock warrants	4,270	(3,199)	1,801
Change in value of contingent consideration	—	—	(10,500)
Equity earnings (losses) from Laramie Energy, LLC	(46,905)	(89,751)	9,464
Total other expense, net	(111,808)	(176,860)	(42,181)
Income (loss) before income taxes	(429,806)	(28,880)	39,760
Income tax benefit (expense)	20,720	69,689	(333)
Net income (loss)	$(409,086)	$40,809	$39,427

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2020, 2019, and 2018 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2020	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,886,701	$180,909	$363,713	$(306,453)	$3,124,870
Cost of revenues (excluding depreciation)	2,908,870	110,385	234,885	(306,443)	2,947,697
Operating expense (excluding depreciation)	199,738	13,581	64,108	—	277,427
Depreciation, depletion, and amortization	53,930	21,899	10,692	3,515	90,036
Impairment expense	55,989	—	29,817	—	85,806
General and administrative expense (excluding depreciation)	—	—	—	41,288	41,288
Acquisition and integration costs	—	—	—	614	614
Operating income (loss)	$(331,826)	$35,044	$24,211	$(45,427)	$(317,998)

Year ended December 31, 2019	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,167,942	$199,226	$458,889	$(424,541)	$5,401,516
Cost of revenues (excluding depreciation)	4,783,747	112,124	332,302	(424,584)	4,803,589
Operating expense (excluding depreciation)	234,582	11,010	67,307	—	312,899
Depreciation, depletion, and amortization	55,832	17,017	10,035	3,237	86,121
General and administrative expense (excluding depreciation)	—	—	—	46,223	46,223
Acquisition and integration costs	—	—	—	4,704	4,704
Operating income (loss)	$93,781	$59,075	$49,245	$(54,121)	$147,980

Year ended December 31, 2018	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,210,067	$125,743	$441,040	$(366,122)	$3,410,728
Cost of revenues (excluding depreciation)	2,957,995	77,712	333,664	(366,255)	3,003,116
Operating expense (excluding depreciation)	146,320	7,782	61,182	—	215,284
Depreciation, depletion, and amortization	32,483	6,860	8,962	4,337	52,642
General and administrative expense (excluding depreciation)	—	—	—	47,426	47,426
Acquisition and integration costs	—	—	—	10,319	10,319
Operating income (loss)	$73,269	$33,389	$37,232	$(61,949)	$81,941
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $306.5 million, $424.5 million, and $365.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Total Refining Segment
Feedstocks Throughput (Mbpd) (1) (2)	124.1	163.8	91.3
Refined product sales volume (Mbpd) (1) (2)	136.7	176.8	100.3

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd) (2)	72.7	109.0	74.9
Par East Throughput (Mbpd) (2)	66.5	71.5	73.4
Par West Throughput (Mbpd) (2)	6.2	37.5	42.1

Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.6%	23.0%	27.1%
Distillates	42.2%	44.4%	47.4%
Fuel oils	29.5%	20.3%	17.8%
Other products	(0.7)%	8.7%	4.5%
Total yield	95.6%	96.4%	96.8%

Refined product sales volume (Mbpd)
On-island sales volume	83.5	114.1	74.6
Exports sales volume	0.6	5.7	9.0
Total refined product sales volume	84.1	119.8	83.6

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$(1.63)	$3.30	$5.37
Production costs per bbl ($/throughput bbl) (4)	4.03	3.25	3.65
DD&A per bbl ($/throughput bbl)	0.55	0.40	0.66

Washington Refinery
Feedstocks Throughput (Mbpd) (1)	39.1	38.9	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.4%	23.6%	—%
Distillates	35.3%	35.6%	—%
Asphalt	18.8%	18.9%	—%
Other products	19.8%	19.4%	—%
Total yield	97.3%	97.5%	—%

Refined product sales volume (Mbpd) (1)	39.6	41.1	—

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$3.88	$11.26	$—
Production costs per bbl ($/throughput bbl) (4)	3.50	4.52	—
DD&A per bbl ($/throughput bbl)	1.39	1.56	—

	Year Ended December 31,
	2020	2019	2018
Wyoming Refinery
Feedstocks Throughput (Mbpd)	12.3	17.0	16.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.2%	49.6%	49.5%
Distillates	45.2%	44.5%	45.8%
Fuel oil	1.9%	1.7%	1.6%
Other products	1.3%	1.6%	0.8%
Total yield	97.6%	97.4%	97.7%

Refined product sales volume (Mbpd)	13.0	17.0	16.7

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$3.94	$18.82	$15.29
Production costs per bbl ($/throughput bbl) (4)	8.69	6.32	7.06
DD&A per bbl ($/throughput bbl)	4.34	2.93	2.39

Market Indices ($ per barrel)
3-1-2 Singapore Crack Spread (5)	$3.15	$10.80	$10.90
Pacific Northwest 5-2-2-1 Index (6)	11.44	15.02	—
Wyoming 3-2-1 Index (7)	17.80	24.90	22.69

Crude Oil Prices ($ per barrel)
Brent	$43.21	$64.19	$71.55
WTI	39.65	57.08	64.90
ANS	41.77	65.72	72.16
Bakken Clearbrook	37.19	56.04	62.36
WCS Hardisty	27.45	43.18	38.33
Brent M1-M3	(0.98)	1.00	0.37
________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Washington refinery for the year ended December 31, 2019 are calculated based on the 355-day period for which we owned the Washington refinery in 2019. The amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the years ended December 31, 2020, 2019, and 2018.
(2)Feedstocks throughput and sales volumes per day for each of the Hawaii refineries for the year ended December 31, 2018 are calculated based on the 365-day period we owned the Par East refinery and the 13-day period for which we owned the Par West refinery. The amounts for the combined Hawaii refineries for the years ended December 31, 2020, 2019, and 2018 represent the sum of the Par East and Par West refineries’ throughput averaged over the respective years.
(3)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Please see discussion of Adjusted Gross Margin below.
(4)Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our consolidated statement of operations, which also includes costs related to our bulk marketing operations.

(5)After completing the acquisition of Par West in December 2018, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator for our current operations in Hawaii.
(6)We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The 2019 prices for the year ended December 31, 2019 represent the price averaged over the period from January 11, 2019 to December 31, 2019.
(7)The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the most representative market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillates (ULSD) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.
Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Retail Segment
Retail sales volumes (thousands of gallons) (1)	102,798	125,313	116,715
________________________________________________________
(1)Retail sales volumes for the year ended December 31, 2018, include 284 days of retail sales volumes from Northwest Retail since its acquisition on March 23, 2018. The 2020 and 2019 amounts represents the sum of the Hawaii and Northwest Retail sales volumes for the years ended December 31, 2020 and 2019.
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
Adjusted Gross Margin. Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), impairment expense, inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, and purchase price allocation adjustments), depreciation, depletion, and amortization (“DD&A”); Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis), and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin. Beginning in 2020, Adjusted Gross Margin also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to 2020, contango gains and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Gross Margin (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Also beginning in 2020, Adjusted Gross Margin excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the year ended December 31, 2019 to conform to the current period presentation.
Management believes Adjusted Gross Margin is an important measure of operating performance and uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. Management believes Adjusted Gross Margin provides useful information to investors because it eliminates the gross impact of volatile commodity prices and adjusts for certain non-cash items and timing differences created by our inventory financing agreements and lower of cost and net realizable value adjustments to demonstrate the earnings potential of the business before other fixed and variable costs, which are reported separately in Operating expense (excluding depreciation) and Depreciation, depletion, and amortization.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2020	Refining	Logistics	Retail
Operating income (loss)	$(331,826)	$35,044	$24,211
Operating expense (excluding depreciation)	199,738	13,581	64,108
Depreciation, depletion, and amortization	53,930	21,899	10,692
Impairment expense	55,989	—	29,817
Inventory valuation adjustment	14,046	—	—
RINs loss in excess of net obligation	44,071	—	—
Unrealized gain on derivatives	(4,804)	—	—
Adjusted Gross Margin (1)	$31,144	$70,524	$128,828

Year ended December 31, 2019	Refining	Logistics	Retail
Operating income	$93,781	$59,075	$49,245
Operating expense (excluding depreciation)	234,582	11,010	67,307
Depreciation, depletion, and amortization	55,832	17,017	10,035
Inventory valuation adjustment	11,938	—	—
RINs gain in excess of net obligation	(3,398)	—	—
Unrealized loss on derivatives	8,988	—	—
Adjusted Gross Margin (1)	$401,723	$87,102	$126,587

Year ended December 31, 2018	Refining	Logistics	Retail
Operating income	$73,269	$33,389	$37,232
Operating expense (excluding depreciation)	146,320	7,782	61,182
Depreciation, depletion, and amortization	32,483	6,860	8,962
Inventory valuation adjustment	(16,875)	—	—
RINs loss in excess of net obligation	4,544	—	—
Unrealized gain on derivatives	(1,497)	—	—
Adjusted Gross Margin (1)	$238,244	$48,031	$107,376
________________________________________
(1)     For the years ended December 31, 2020, 2019, and 2018, there was no LIFO liquidation adjustment. For the years ended December 31, 2019 and 2018, there was no impairment expense.
Adjusted Net Income (Loss) and Adjusted EBITDA. Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, RINs loss (gain) in excess of net obligation, and impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Beginning in 2020, Adjusted Net Income (Loss) also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to 2020, contango gains and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Net Income (Loss) (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Also beginning in 2020, Adjusted Net Income (Loss) excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the year ended December 31, 2019 to conform to the current period presentation.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, income taxes, DD&A, and equity losses (earnings) from Laramie Energy, excluding Par’s share of unrealized loss (gain) on derivatives, impairment of Par’s investment, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:
•The financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;
•The ability of our assets to generate cash to pay interest on our indebtedness; and
•Our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(409,086)	$40,809	$39,427
Inventory valuation adjustment	14,046	11,938	(16,875)
RINs loss (gain) in excess of net obligation	44,071	(3,398)	4,544
Unrealized loss (gain) on derivatives	(4,804)	8,988	(1,497)
Acquisition and integration costs	614	4,704	10,319
Debt extinguishment and commitment costs	—	11,587	4,224
Changes in valuation allowance and other deferred tax items (1)	(20,896)	(68,792)	(660)
Change in value of common stock warrants	(4,270)	3,199	(1,801)
Change in value of contingent consideration	—	—	10,500
Severance costs	512	—	—
Impairment expense	85,806	—	—
Impairment of Investment in Laramie Energy, LLC (2)	45,294	83,152	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	(1,110)	(1,969)	1,158
Adjusted Net Income (Loss) (3)	(249,823)	90,218	49,339
Depreciation, depletion, and amortization	90,036	86,121	52,642
Interest expense and financing costs, net	70,222	74,839	39,768
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	2,721	8,568	(10,622)
Income tax expense (benefit)	176	(897)	993
Adjusted EBITDA	$(86,668)	$258,849	$132,120
________________________________________________________
(1)Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our consolidated statements of operations.
(2)Includes our share of Laramie Energy’s unrealized loss (gain) on derivatives, impairment losses on our investment in Laramie Energy, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.
(3)For the years ended December 31, 2020, 2019, and 2018, there was no (gain) loss on sale of assets or LIFO liquidation adjustment.
Discussion of Operating Income (Loss) by Segment
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Refining. Operating loss for our refining segment was $331.8 million for the year ended December 31, 2020, a decrease of $425.6 million compared to operating income of $93.8 million for the year ended December 31, 2019. The decrease in profitability was primarily driven by lower refining sales volumes at our Hawaii and Wyoming refineries related to COVID-19 demand destruction and turnarounds in both locations, unfavorable crude oil differentials and crack spreads, increased RINs expenses and derivative costs, goodwill impairment charges of $38.1 million, asset impairment charges of $17.9 million, and unfavorable lower of cost and net realizable value adjustments of $10.6 million, partially offset by improved energy-related cost of sales and operating expense reductions across our refineries in response to COVID-19.
Logistics. Operating income for our logistics segment was $35.0 million for the year ended December 31, 2020, a decrease of $24.1 million compared to operating income of $59.1 million for the year ended December 31, 2019. The decrease is primarily due to a net 30% and 25% lower throughput across our Hawaii and Wyoming logistics assets, respectively, and lower neighbor island sales in Hawaii related to COVID-19 demand destruction, major turnarounds in both locations, and higher DD&A, partially offset by a net 9% increase in throughput across our Washington logistics assets.
Retail. Operating income for our retail segment was $24.2 million for the year ended December 31, 2020, a decrease of $25.0 million compared to operating income of $49.2 million for the year ended December 31, 2019. The decrease in profitability was primarily due to goodwill impairment charges of $29.8 million and an 18% decline in sales volumes, partially offset by an increase in fuel margins of 25% and operating expense reductions in response to the economic impacts of COVID-19 on our businesses.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Refining. Operating income for our refining segment was $93.8 million for the year ended December 31, 2019, an increase of $20.5 million compared to operating income of $73.3 million for the year ended December 31, 2018. The increase in profitability was primarily driven by the contribution of the Washington Acquisition and favorable crude oil differentials and feedstock costs at our Wyoming refinery. The Washington refinery assets contributed operating income of approximately $53.3 million to the refining segment for the period from January 11, 2019 to December 31, 2019. The Wyoming 3-2-1 Index increased 10% from $22.69 per barrel for the year ended December 31, 2018 to $24.90 per barrel for the year ended December 31, 2019. These contributions were partially offset by unfavorable crude oil differentials, unplanned maintenance, and an increase in feedstock costs at our Hawaii refineries. The unplanned maintenance in Hawaii resulted in an increase of $2.6 million in operating expenses and approximately 11 lost throughput days within certain units at our Par East Hawaii refinery.
Logistics. Operating income for our logistics segment was $59.1 million for the year ended December 31, 2019, an increase of $25.7 million compared to operating income of $33.4 million for the year ended December 31, 2018. The increase was primarily due to a contribution of $18.8 million from the logistics assets acquired in connection with the Washington Acquisition for the period from January 11, 2019 to December 31, 2019 and additional on-island sales through our logistics network.
Retail. Operating income for our retail segment was $49.2 million for the year ended December 31, 2019, an increase of $12.0 million compared to operating income of $37.2 million for the year ended December 31, 2018. The increase in profitability was primarily due to an increase in fuel margins of 10% and an increase in sales volumes of 7%.
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Refining. For the year ended December 31, 2020, our refining Adjusted Gross Margin was approximately $31.1 million, a decrease of $370.6 million compared to $401.7 million for the year ended December 31, 2019. The decrease in profitability was primarily driven by a 23% decline in sales volumes and declines in crack spreads. Adjusted gross margin for the Hawaii refineries decreased from $3.30 per barrel in 2019 to $(1.63) per barrel in 2020 primarily due to 30% lower sales volumes, an increase in RINs expenses, and unfavorable crude oil differentials. Adjusted gross margin for the Wyoming refinery decreased $14.88 per barrel primarily due to a 24% decline in sales volumes, an increase in RINs expenses, and a decrease in crack spreads. The decline in refining sales volumes in Hawaii and Wyoming was driven by COVID-19 demand destruction and turnarounds in both locations. Adjusted gross margin for the Washington refinery decreased $7.38 per barrel primarily due to unfavorable crack spreads and higher RINs expenses, partially offset by favorable derivative costs.
Logistics. For the year ended December 31, 2020, our logistics Adjusted Gross Margin was approximately $70.5 million, a decrease of $16.6 million compared to $87.1 million for the year ended December 31, 2019. The decrease was primarily driven by a net 30% and 25% lower throughput across our Hawaii and Wyoming logistics assets, respectively, and lower neighbor island sales in Hawaii related to COVID-19 demand destruction and major turnarounds at both locations, partially offset by a net 9% increase in throughput across our Washington logistics assets.
Retail. For the year ended December 31, 2020, our retail Adjusted Gross Margin was approximately $128.8 million, an increase of $2.2 million compared to $126.6 million for the year ended December 31, 2019. The increase was primarily due to a 25% increase in fuel margins, partially offset by a decline in sales volumes of 18% due to COVID-19 demand destruction.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Refining. For the year ended December 31, 2019, our refining Adjusted Gross Margin was approximately $401.7 million, an increase of $163.5 million compared to $238.2 million for the year ended December 31, 2018. The increase in profitability was primarily driven by the Washington refinery, which contributed Adjusted Gross Margin of $155.5 million to the refining segment for the period from January 11, 2019 to December 31, 2019. Other factors included increased sales volumes and favorable crude oil differentials and feedstock costs at our Wyoming refinery. The Wyoming 3-2-1 Index increased 10% from $22.69 per barrel for the year ended December 31, 2018 to $24.90 per barrel for the year ended December 31, 2019. These increases were partially offset by higher feedstock costs at our Hawaii refineries and unplanned maintenance at our Par East Hawaii refinery that resulted in approximately 11 lost throughput days within certain units.
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
Discussion of Consolidated Results
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues. For the year ended December 31, 2020, revenues were $3.1 billion, a $2.3 billion decrease compared to $5.4 billion for the year ended December 31, 2019. The decrease was primarily the result of a decrease of $2.2 billion in third-party revenues at our refining segment primarily as a result of decreases in Brent and WTI crude oil prices and lower sales volumes related to COVID-19 demand destruction. Refined product sales volumes decreased 23% from 176.8 Mbpd in the year ended December 31, 2019 to 136.7 Mbpd in the year ended December 31, 2020. Brent crude oil prices averaged $43.21 per barrel for the year ended December 31, 2020 compared to $64.19 per barrel for the year ended December 31, 2019, with similar decreases experienced for WTI crude oil prices. Revenues in our retail segment decreased $95.2 million primarily due to 18% declines in both sales volumes and fuel prices.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2020, cost of revenues (excluding depreciation), was $2.9 billion, a $1.9 billion decrease compared to $4.8 billion for the year ended December 31, 2019. The decrease was primarily due to the decreases in Brent and WTI crude oil prices and lower refining sales volumes discussed above. These decreases were partially offset by unfavorable crude oil differentials, higher RINs expenses, increased derivative costs, and an unfavorable lower of cost and net realizable value adjustment of $10.6 million. Cost of revenues at our retail segment decreased $97.4 million primarily due to lower fuel costs and an 18% decline in sales volumes.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2020, operating expense (excluding depreciation) was approximately $277.4 million, a decrease of $35.5 million compared to $312.9 million for the year ended December 31, 2019. The decrease was primarily due to lower utilities and repairs and maintenance expenses and COVID-19-related reductions in travel, employee costs, and the use of outside services.
Depreciation, Depletion, and Amortization. For the year ended December 31, 2020, DD&A expense was approximately $90.0 million, an increase of $3.9 million compared to $86.1 million for the year ended December 31, 2019. The increase was primarily due to recently completed capital projects, including three turnarounds during 2019 and 2020 and our Washington renewables logistics project.
Impairment Expense. During the year ended December 31, 2020, we recorded goodwill and asset impairment charges totaling $85.8 million related to our Refining and Retail segments. Please read Note 10—Goodwill and Intangible Assets and Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the goodwill impairment of $67.9 million and asset impairment of $17.9 million, respectively. There was no impairment expense for the year ended December 31, 2019.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2020, general and administrative expense (excluding depreciation) was approximately $41.3 million, a decrease of $4.9 million compared to $46.2 million for the year ended December 31, 2019. The decrease was primarily due to COVID-19-related reductions in travel and employee costs and a reduction in the use of outside services.
Acquisition and Integration Costs. For the year ended December 31, 2020, we incurred approximately $0.6 million of expenses primarily related to integration costs for the Washington Acquisition. For the year ended December 31, 2019, we incurred approximately $4.7 million of expenses primarily related to acquisition and integration costs for the Washington and Par West Acquisitions. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2020, our interest expense and financing costs were approximately $70.2 million, a decrease of $4.6 million compared to $74.8 million for the year ended December 31, 2019. The decrease was primarily due to a $4.0 million decrease in due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019, a decrease of $4.7 million due to reduced borrowings under our inventory financing agreements, and a decrease of $4.3 million due to the reduced principal and lower variable interest rates on our Term Loan B Facility. These decreases were partially offset by interest expense of $8.1 million related to the 12.875% Senior Secured Notes issued in June 2020. Please read Note 11—Inventory Financing Agreements and Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and indebtedness, respectively.
Change in Value of Common Stock Warrants. For the year ended December 31, 2020, the change in value of common stock warrants resulted in a gain of approximately $4.3 million, a change of $7.5 million compared to a loss of $3.2 million for the year ended December 31, 2019. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. During the year ended December 31, 2019, our stock price increased from $14.18 per share on December 31, 2018 to $23.24 per share on December 31, 2019, which resulted in an increase in the value of the common stock warrants.
Debt extinguishment and commitment costs. For the year ended December 31, 2019, our debt extinguishment and commitment costs were approximately $11.6 million and represent the commitment and other fees associated with the financing of the Washington Acquisition and the extinguishment costs associated with the exchange of a portion of our outstanding 5.00% Convertible Senior Notes. There were no debt extinguishment and commitment costs for the year ended December 31, 2020.
Equity Losses from Laramie Energy, LLC. For the year ended December 31, 2020, equity losses from Laramie Energy were approximately $46.9 million, a difference of $42.9 million compared to equity losses of $89.8 million for the year ended December 31, 2019. During the years ended December 31, 2020 and 2019, we recorded other-than-temporary impairment charges of $45.3 million and $81.5 million related to our investment in Laramie Energy, respectively. As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2020, we recorded an income tax benefit of $20.7 million primarily driven by an increase in our net operating loss carryforwards that do not expire and the change in our indefinitely-lived goodwill due to the impairments. For the year ended December 31, 2019, we recorded an income tax benefit of $69.7 million primarily driven by a $64.2 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
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
Operating Expense (Excluding Depreciation). For the year ended December 31, 2019, operating expense (excluding depreciation) was approximately $312.9 million, an increase of $97.6 million compared to $215.3 million for the year ended December 31, 2018. The increase was primarily due to operating expenses related to the Washington Acquisition, Par West Acquisition, and Northwest Retail Acquisition. The Washington Acquisition contributed operating expenses of $62.3 million for the period from January 11, 2019 to December 31, 2019. The Par West Acquisition contributed operating expenses of $26.1 million for the year ended December 31, 2019. Northwest Retail contributed operating expenses of $20.0 million for the full year ended December 31, 2019, as compared to $15.0 million for the 284-day period of ownership from March 23, 2018 to December 31, 2018. The increase was also due to $2.6 million expenditures incurred in connection with unplanned maintenance at our Par East Hawaii refinery.
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
Interest Expense and Financing Costs, Net. For the year ended December 31, 2019, our interest expense and financing costs were approximately $74.8 million, an increase of $35.0 million compared to $39.8 million for the year ended December 31, 2018. The increase was primarily due to interest expense and financing costs of $24.4 million related to the new Term Loan B Facility entered into on January 11, 2019, interest expense of $6.3 million on the Washington Refinery Intermediation Agreement, a net increase in our loss on interest rate derivatives of $2.8 million, and interest expense and financing costs of $2.5 million related to the Par Pacific Term Loan entered into on January 9, 2019 and replaced by the Retail Property Term Loan entered into on March 29, 2019. These increases were partially offset by a decrease in interest expense and financing costs of $1.7 million due to the exchange of a portion of our outstanding 5.00% Convertible Senior Notes during 2019. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the year ended December 31, 2019, the change in value of common stock warrants resulted in a loss of approximately $3.2 million, a change of $5.0 million compared to a gain of $1.8 million for the year ended December 31, 2018. For the year ended December 31, 2019, our stock price increased from $14.18 per share as of December 31, 2018 to $23.24 per share as of December 31, 2019, which resulted in an increase in the fair value of the common stock warrants. During the year ended December 31, 2018, our stock price decreased from $19.28 per share on December 31, 2017 to $14.18 per share on December 31, 2018, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the year ended December 31, 2018, the change in value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. For the year ended December 31, 2019, there were no such changes. Please read Note 17—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Income Taxes. For the year ended December 31, 2019, we recorded an income tax benefit of $69.7 million primarily driven by a $64.2 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. For the year ended December 31, 2018, we recorded an income tax expense of $0.3 million, primarily due to deferred tax expense of $0.7 million, partially offset by current federal income tax benefit of $0.3 million. Deferred tax expense for the year ended December 31, 2018 included a benefit of $0.7 million related to the release of valuation allowance due to the impact of the U.S. tax reform legislation on the interest deduction limitation.
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

	As of December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$480	$67,147	$682	$68,309
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	111,654	3	111,657
Inventories	—	429,855	—	429,855
Prepaid and other current assets	16,983	7,171	494	24,648
Due from related parties	107,995	—	(107,995)	—
Total current assets	125,788	617,497	(106,816)	636,469
Property, plant, and equipment
Property, plant, and equipment	21,477	1,124,587	37,814	1,183,878
Less accumulated depreciation, depletion, and amortization	(14,368)	(233,927)	(2,818)	(251,113)
Property, plant, and equipment, net	7,109	890,660	34,996	932,765
Long-term assets
Operating lease right-of-use (“ROU”) assets	3,714	367,850	(14,398)	357,166
Investment in Laramie Energy, LLC	—	—	—	—
Investment in subsidiaries	209,010	—	(209,010)	—
Intangible assets, net	—	18,892	—	18,892
Goodwill	—	125,399	2,598	127,997
Other long-term assets	723	59,849	—	60,572
Total assets	$346,344	$2,080,147	$(292,630)	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,301	$11,048	$1,584	$59,933
Obligations under inventory financing agreements	—	423,686	—	423,686
Accounts payable	2,401	103,067	1,477	106,945
Deferred revenue	—	4,083	—	4,083
Accrued taxes	49	27,371	20	27,440
Operating lease liabilities	750	60,449	(4,234)	56,965
Other accrued liabilities	10,907	190,031	(1,310)	199,628
Due to related parties	33,757	36,124	(69,881)	—
Total current liabilities	95,165	855,859	(72,344)	878,680
Long-term liabilities
Long-term debt, net of current maturities	—	608,353	40,307	648,660
Common stock warrants	—	—	—	—
Finance lease liabilities	77	7,848	—	7,925
Operating lease liabilities	4,783	309,736	(10,164)	304,355
Other liabilities	45	87,382	(39,460)	47,967
Total liabilities	100,070	1,869,178	(81,661)	1,887,587
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	540	—	—	540
Additional paid-in capital	726,504	307,967	(307,967)	726,504
Accumulated earnings (deficit)	(477,028)	(94,086)	94,086	(477,028)
Accumulated other comprehensive income (loss)	(3,742)	(2,912)	2,912	(3,742)
Total stockholders’ equity	246,274	210,969	(210,969)	246,274
Total liabilities and stockholders’ equity	$346,344	$2,080,147	$(292,630)	$2,133,861

	As of December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,309	$118,812	$894	$126,015
Restricted cash	743	1,670	—	2,413
Trade accounts receivable	—	228,707	11	228,718
Inventories	—	615,872	—	615,872
Prepaid and other current assets	12,325	46,470	361	59,156
Due from related parties	180,686	—	(180,686)	—
Total current assets	200,063	1,011,531	(179,420)	1,032,174
Property, plant, and equipment
Property, plant, and equipment	20,961	1,088,230	37,792	1,146,983
Less accumulated depreciation and depletion	(12,117)	(170,607)	(2,316)	(185,040)
Property, plant, and equipment, net	8,844	917,623	35,476	961,943
Long-term assets
Operating lease right-of-use (“ROU”) assets	4,276	434,909	(19,112)	420,073
Investment in Laramie Energy, LLC	—	—	46,905	46,905
Investment in subsidiaries	636,742	—	(636,742)	—
Intangible assets, net	—	21,549	—	21,549
Goodwill	—	193,321	2,598	195,919
Other long-term assets	1,128	20,869	—	21,997
Total assets	$851,053	$2,599,802	$(750,295)	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,777	$1,520	$12,297
Obligations under inventory financing agreements	—	656,162	—	656,162
Accounts payable	2,597	158,323	1,482	162,402
Deferred revenue	—	7,905	—	7,905
Accrued taxes	—	30,745	68	30,813
Operating lease liabilities	698	84,366	(5,065)	79,999
Other accrued liabilities	14,591	72,670	(2,517)	84,744
Due to related parties	125,778	101,936	(227,714)	—
Total current liabilities	143,664	1,122,884	(232,226)	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	44,783	513,145	41,706	599,634
Common stock warrants	8,206	—	—	8,206
Finance lease liabilities	223	6,004	—	6,227
Operating lease liabilities	5,629	349,327	(14,047)	340,909
Other liabilities	306	120,001	(57,287)	63,020
Total liabilities	202,811	2,111,361	(261,854)	2,052,318
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	533	—	—	533
Additional paid-in capital	715,069	293,006	(293,006)	715,069
Accumulated earnings (deficit)	(67,942)	194,023	(194,023)	(67,942)
Accumulated other comprehensive income (loss)	582	1,412	(1,412)	582
Total stockholders’ equity	648,242	488,441	(488,441)	648,242
Total liabilities and stockholders’ equity	$851,053	$2,599,802	$(750,295)	$2,700,560

	Year Ended December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,124,870	$—	$3,124,870

Operating expenses
Cost of revenues (excluding depreciation)	—	2,947,697	—	2,947,697
Operating expense (excluding depreciation)	—	282,159	(4,732)	277,427
Depreciation, depletion, and amortization	2,900	86,622	514	90,036
Impairment expense	—	85,806	—	85,806
General and administrative expense (excluding depreciation)	11,097	30,191	—	41,288
Acquisition and integration costs	—	614	—	614
Total operating expenses	13,997	3,433,089	(4,218)	3,442,868

Operating income (loss)	(13,997)	(308,219)	4,218	(317,998)

Other income (expense)
Interest expense and financing costs, net	(4,982)	(61,856)	(3,384)	(70,222)
Other income (expense), net	(3)	1,052	—	1,049
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(394,197)	—	394,197	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(394,912)	(60,804)	343,908	(111,808)

Income (loss) before income taxes	(408,909)	(369,023)	348,126	(429,806)
Income tax benefit (expense) (1)	(177)	80,914	(60,017)	20,720
Net income (loss)	$(409,086)	$(288,109)	$288,109	$(409,086)

Adjusted EBITDA	$(10,943)	$(80,457)	$4,732	$(86,668)
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

	Year Ended December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,401,446	$70	$5,401,516

Operating expenses
Cost of revenues (excluding depreciation)	—	4,803,589	—	4,803,589
Operating expense (excluding depreciation)	—	315,659	(2,760)	312,899
Depreciation, depletion, and amortization	2,969	82,843	309	86,121
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	20,017	26,007	199	46,223
Acquisition and integration costs	28	4,676	—	4,704
Total operating expenses	23,014	5,195,392	35,130	5,253,536

Operating income (loss)	(23,014)	206,054	(35,060)	147,980

Other income (expense)
Interest expense and financing costs, net	(9,952)	(62,098)	(2,789)	(74,839)
Debt extinguishment and commitment costs	(6,091)	(5,354)	(142)	(11,587)
Other income (expense), net	2,303	213	—	2,516
Change in value of common stock warrants	(3,199)	—	—	(3,199)
Equity earnings (losses) from subsidiaries	81,097	—	(81,097)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(89,751)	(89,751)
Total other income (expense), net	64,158	(67,239)	(173,779)	(176,860)

Income (loss) before income taxes	41,144	138,815	(208,839)	(28,880)
Income tax benefit (expense) (1)	(335)	(26,507)	96,531	69,689
Net income (loss)	$40,809	$112,308	$(112,308)	$40,809

Adjusted EBITDA	$(17,714)	$273,932	$2,631	$258,849
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(409,086)	$(288,109)	$288,109	$(409,086)
Inventory valuation adjustment	—	14,046	—	14,046
RINs loss in excess of net obligation	—	44,071	—	44,071
Unrealized loss (gain) on derivatives	—	(4,804)	—	(4,804)
Acquisition and integration costs	—	614	—	614
Changes in valuation allowance and other deferred tax items (1)	—	—	(20,896)	(20,896)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	355	—	512
Impairment expense	—	85,806	—	85,806
Impairments of Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Depreciation, depletion, and amortization	2,900	86,622	514	90,036
Interest expense and financing costs, net	4,982	61,856	3,384	70,222
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	394,197	—	(394,197)	—
Income tax expense (benefit)	177	(80,914)	80,913	176
Adjusted EBITDA	$(10,943)	$(80,457)	$4,732	$(86,668)
________________________________________________________
(1)Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our consolidated statements of operations.
(2)Includes impairment losses on our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.

	Year Ended December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$40,809	$112,308	$(112,308)	$40,809
Inventory valuation adjustment	—	11,938	—	11,938
RINs gain in excess of net obligation	—	(3,398)	—	(3,398)
Unrealized loss on derivatives	—	8,988	—	8,988
Acquisition and integration costs	28	4,676	—	4,704
Debt extinguishment and commitment costs	6,091	5,354	142	11,587
Changes in valuation allowance and other deferred tax items (1)	—	—	(68,792)	(68,792)
Change in value of common stock warrants	3,199	—	—	3,199
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Impairments of Laramie Energy, LLC (2)	—	—	83,152	83,152
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,969)	(1,969)
Depreciation, depletion, and amortization	2,969	82,843	309	86,121
Interest expense and financing costs, net	9,952	62,098	2,789	74,839
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	8,568	8,568
Equity losses (income) from subsidiaries	(81,097)	—	81,097	—
Income tax expense (benefit)	335	26,507	(27,739)	(897)
Adjusted EBITDA	$(17,714)	$273,932	$2,631	$258,849
________________________________________________________
(1)Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our consolidated statements of operations.
(2)Includes impairment losses on our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.

	Year Ended December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$39,427	$57,782	$(57,782)	$39,427
Inventory valuation adjustment	—	(16,875)	—	(16,875)
RINs loss in excess of net obligation	—	4,544	—	4,544
Unrealized loss (gain) on derivatives	—	(1,497)	—	(1,497)
Acquisition and integration costs	10,118	201	—	10,319
Debt extinguishment and commitment costs	—	4,224	—	4,224
Increase in (release of) tax valuation allowance (1)	—	—	(660)	(660)
Change in value of common stock warrants	(1,801)	—	—	(1,801)
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss on derivatives (2)	—	—	1,158	1,158
Depreciation, depletion, and amortization	4,092	48,513	37	52,642
Interest expense and financing costs, net	10,867	28,897	4	39,768
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,622)	(10,622)
Equity losses (income) from subsidiaries	(81,942)	—	81,942	—
Income tax expense (benefit)	(327)	15,567	(14,247)	993
Adjusted EBITDA	$(19,566)	$151,856	$(170)	$132,120
________________________________________________________
(1)Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our consolidated statements of operations.
(2)Includes impairment losses on our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.
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
Our liquidity position as of December 31, 2020 was $107.9 million and consisted of $106.7 million at Par Petroleum, LLC and subsidiaries, $0.5 million at Par Pacific Holdings, and $0.7 million at all our other subsidiaries.
As of December 31, 2020, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $68.3 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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

On February 23, 2021, we closed on the sale and leaseback of twenty-one (21) of our retail properties in Hawaii for an aggregate cash purchase price of approximately $109.4 million (the “Sale-Leaseback Transaction”). We used approximately $51.7 million of the net cash proceeds to repay the certain financing arrangements which were related to certain of the retail properties and expect to use the remainder for general corporate purposes. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the Sale-Leaseback Transaction.
We may from time to time seek to retire or purchase our outstanding 5.00% Convertible Senior Notes, our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Debt Activity
We had the following significant debt issuances and amendments during the years ended December 31, 2020, 2019, and 2018:
•On June 5, 2020, Par Petroleum, LLC and Par Petroleum Finance Corp., both our wholly owned subsidiaries, completed the issuance and sale of $105 million in aggregate principal amount of 12.875% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $98.8 million from the sale were used for general corporate purposes.
•On April 13, 2020, Par Hawaii, LLC (“PHL”), our wholly owned subsidiary, entered into a Term Loan Agreement (“PHL Term Loan”) with American Savings Bank F.S.B., which provided a term loan in the principal amount of approximately $6.0 million. The proceeds from the PHL Term Loan were used to finance PHL’s equity in certain real property. On February 23, 2021, we terminated and repaid all amounts outstanding under the PHL Term Loan. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the repayment.
•On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021. We further amended the Washington Refinery Intermediation Agreement on February 11, 2021 and extended the term through March 31, 2022. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the February 11, 2021 amendment.
•During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of our common stock with a fair value of $74.3 million. As of December 31, 2020, the remaining outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $1.4 million, and the carrying amount of the liability component was $47.3 million.
•On March 29, 2019, Par Pacific Hawaii Property Company, LLC (“Par Property LLC”), our wholly owned subsidiary, entered into the Retail Property Term Loan with the Bank of Hawaii (“BOH”), which provided a term loan in the principal amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the Par Pacific Term Loan Agreement (as defined below). As of December 31, 2020, the outstanding principal on the Retail Property Term Loan was $42.5 million. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the repayment.
•On January 11, 2019, Par Petroleum, LLC and Par Petroleum Finance Corp., entered into the Term Loan B Facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”). We are required to make quarterly principal payments of $3.1 million. The proceeds from the Term Loan B were used to fund the Washington Acquisition. As of December 31, 2020, the outstanding principal on the Term Loan B was $228.1 million.
•On January 9, 2019, we entered into the Par Pacific Term Loan Agreement with BOH. Pursuant to the Par Pacific Term Loan Agreement, BOH made a loan to the Company in the amount of $45.0 million (the “Par Pacific Term Loan”). The proceeds from the Par Pacific Term Loan Agreement were used to fund the Washington Acquisition. On

March 29, 2019, we terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement using the proceeds of the Retail Property Term Loan.
•On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Par West Acquisition. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in PHR in limited and restricted circumstances.
•On September 27, 2018, PHL (which includes the assets of the dissolved entity formerly known as Mid Pac Petroleum, LLC), entered into the Mid Pac Term Loan with American Savings Bank, F.S.B., which provided a term loan of up to approximately $1.5 million. We received the proceeds on October 18, 2018, which we used to purchase certain retail property.
•On July 24, 2018, we amended the ABL Credit Facility dated as of December 21, 2017 to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. The ABL Revolver had no outstanding balance and a borrowing base of approximately $39.8 million at December 31, 2020.
Please read Note 11—Inventory Financing Agreements, Note 13—Debt, and Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and debt agreements, respectively.
Cash Flows
The following table summarizes cash activities for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(37,214)	$105,630	$90,620
Net cash used in investing activities	(63,464)	(353,229)	(175,821)
Net cash provided by financing activities	42,559	300,208	41,943
Net cash used in operating activities was approximately $37.2 million for the year ended December 31, 2020, which resulted from a net loss of approximately $409.1 million, partially offset by non-cash charges to operations of approximately $219.1 million and net cash provided by changes in operating assets and liabilities of approximately $152.8 million. The change in our operating assets and liabilities for the year ended December 31, 2020 was primarily due to a decrease in our trade receivables of $117.8 million, a decrease in inventories of $171.9 million, and an increase in our environmental credit obligations of $127.7 million, partially offset by a net decrease in our Supply and Offtake Agreements and Washington Refinery Intermediation Agreement obligations of $190.8 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $49.8 million in deferred turnaround costs associated with the Hawaii and Wyoming turnarounds. These decreases in accounts receivable, inventory, and Supply and Offtake Agreements were primarily driven by the decline in crude oil prices in 2020 and overall decline in sales and inventory volumes resulting from COVID-19 demand destruction. The increase in our environmental credit obligations was primarily driven by the increase in the market prices of RINs. Net cash provided by operating activities was approximately $105.6 million for the year ended December 31, 2019, which resulted from net income of approximately $40.8 million and non-cash charges to operations of approximately $144.9 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $80.1 million. Net cash provided by operating activities was approximately $90.6 million for the year ended December 31, 2018, which resulted from net income of approximately $39.4 million and non-cash charges to operations of approximately $65.5 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $14.3 million.
For the year ended December 31, 2020, net cash used in investing activities was approximately $63.5 million and primarily related to additions to property, plant, and equipment totaling approximately $63.5 million. Net cash used in investing activities was approximately $353.2 million for the year ended December 31, 2019 and was primarily related to $273.4 million for the Washington Acquisition and additions to property, plant, and equipment totaling approximately $83.9 million. Net cash used in investing activities was approximately $175.8 million for the year ended December 31, 2018 and was primarily related to $74.3 million for the Northwest Retail Acquisition, $53.9 million for the Par West Acquisition, and additions to property, plant, and equipment totaling approximately $48.4 million.
Net cash provided by financing activities for the year ended December 31, 2020 was approximately $42.6 million and consisted primarily of proceeds from net borrowings on our debt agreements, J. Aron deferred payment arrangement, and MLC receivable advances of $49.3 million, partially offset by deferred loan costs of $6.3 million related to the issuance of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the year ended December 31, 2019 of approximately $300.2 million consisted primarily of proceeds from net borrowings on our debt agreements, J. Aron deferred payment arrangement, and MLC receivable advances of $313.0 million and the exercise of employee stock options of $8.2 million, partially offset by deferred loan costs of $13.5 million and payments of $8.1 million in commitment and other fees related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes. Net cash provided by financing activities for the year ended December 31, 2018 of approximately $41.9 million consisted primarily of proceeds from net repayments of borrowings and net borrowings on our deferred payment arrangement of $27.3 million and the issuance of common stock totaling approximately $19.3 million, partially offset by the payment of $3.4 million in commitment and other fees related to the funding for the Washington Acquisition.
Capital Expenditures and Turnaround Costs
Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the year ended December 31, 2020, totaled approximately $113.3 million and were primarily related to equipment purchases and engineering work for the 2020 turnarounds at our Par East Hawaii and Wyoming refineries, the second phase of a Washington renewables logistics project, tank compliance construction and repairs within our Wyoming logistics network, and scheduled maintenance. Our capital expenditures and deferred turnaround costs budget for 2021 ranges from $35 to $45 million and primarily relates to a partial turnaround at our Washington refinery, scheduled maintenance, and other capital projects related to regulatory and safety compliance.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Contractual Obligations
We have various contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. The following table summarizes our contractual obligations as of December 31, 2020. Cash obligations reflected in the table below are not discounted.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (including current portion)	$731,523	$62,950	$28,792	$363,016	$276,765
Interest payments on debt	252,357	54,353	94,934	91,467	11,603
Operating leases (1)	495,456	82,212	123,212	88,066	201,966
Finance leases (1)	12,484	2,143	3,877	3,007	3,457
Purchase commitments	670,065	518,700	150,751	585	29
_________________________________________________________
(1)     Additionally, we have $6.6 million and $4.9 million in future undiscounted cash flows for operating leases and finance leases, respectively, that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to the Company to operate or begin construction, respectively.
Long-Term Debt (including Current Portion). Long-term debt includes the scheduled principal payments related to our outstanding debt obligations and letters of credit. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.

Interest Payments on Debt. Interest payments on debt represent estimated periodic interest payment obligations associated with our outstanding debt obligations using interest rates in effect as of December 31, 2020. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Operating Leases. Operating leases primarily include obligations associated with the lease of land, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Finance Leases. Finance leases primarily include obligations associated with the lease of retail facilities and vehicles. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2020 for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2021 and 2022.
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
Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. On November 1, 2019, we amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021. We further amended the Washington Refinery Intermediation Agreement on February 11, 2021 and extended the term through March 31, 2022. Please read Note 11—Inventory Financing Agreements and Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the DOH adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. Hawaii's regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced GHG emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards. Accordingly, our Hawaii refineries submitted a GHG reduction plan that incorporates the partnering provisions and demonstrates that additional reductions are not cost-effective or necessary because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019.
Fuel Standards
In 2007, the U.S. Congress passed the EISA which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded RFS. In August 2012, the EPA and NHTSA jointly adopted regulations that establish vehicle carbon dioxide emissions standards and an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. On March 31, 2020, the agencies released updated fuel economy and vehicle emissions standards, which provide for an increase in stringency by 1.5% each year through model year 2026, as compared with the standards issued in 2012 that required 5% annual increases. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36.0 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase RINs to maintain compliance. The EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% to 15% for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. In 2019, the EPA approved year-round sales of E15. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 ppm sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. All of our refineries are compliant with the final Tier 3 gasoline standard.

Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refineries and were phased in so that by January 1, 2015, they were to be fully aligned with IMO standards and deadline. The more stringent standards apply universally to both U.S. and foreign-flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the ECA. Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refineries are capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refineries remain in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
In addition to U.S. fuels requirements, the IMO has also adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020.
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
Wyoming Refinery and Recent Acquisitions
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Our recent acquisition of the Par West Hawaii refinery and the Washington Acquisition also subject us to additional environmental compliance costs. Please read Note 17—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC, Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including a consent decree. Please read Note 17—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Off-Balance Sheet Arrangements
We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC to our consolidated financial statements under Item 8 of this Form 10-K for further information. Other than this guarantee and the purchase commitments described in the Contractual Obligations section above, we have no material off-balance sheet arrangements as of December 31, 2020 that are reasonably likely to have a current or future material effect on our financial condition, results of operations, or cash flows.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies to our audited consolidated financial statements under Item 8 of this Form 10-K. We have identified certain policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis, including those related to fair value, impairments, natural gas and crude oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies, and litigation and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost and net realizable value using the FIFO accounting method. Commodity inventories at the Washington refinery are stated at the lower of cost and net realizable value using the LIFO inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost.
Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales. Please read Note 6—Inventories to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
All of the crude oil utilized at the Hawaii refineries is financed by J. Aron under procurement contracts. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement occurs at the end of the reporting period. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain of these purchases. MLC’s credit support can consist of providing a payment guaranty, procuring the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC. The valuation of our terminal obligation requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
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
We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted, readily observable quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Please read Note 15—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
We recognize assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspectives of marketplace participants. These valuation methods require management to make estimates and assumptions regarding characteristics of the acquired property and future revenues and expenses. Changes in these estimates and assumptions would result in different amounts allocated to the related assets and liabilities.
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
For our forward contracts that are derivatives, we have elected the normal purchase normal sale exclusion, as it is our policy to fulfill or accept the physical delivery of the product and not net settle. Therefore, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. We apply the accrual method of accounting to contracts qualifying for the normal purchase and sale exemption.
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
We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or ranges of dates) associated with these assets. These AROs include disposal of hazardous materials (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos) and removal or dismantlement requirements associated with the closure of our refining facilities, terminal facilities, or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines, or other equipment.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.
Based upon the level of historical taxable income and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2020 and 2019.
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
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 124 Mbpd for the full year of 2020, would change annualized operating income by approximately $44.7 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.

All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expired in January 2021. At December 31, 2020, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	360	—	360
Swaps	1,190	(1,000)	190
Total	1,550	(1,000)	550
Based on our net open futures positions at December 31, 2020, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in $0.6 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2020, we consumed approximately 124 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consume approximately 4% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged 25 thousand barrels per month through December 2021 of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel and expire in December 2021. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our renewable volume obligation (“RVO”) is based on a percentage of our Hawaii, Wyoming, and Washington refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of December 31, 2020, we had $270.6 million of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $3.0 million and $3.8 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the repayment.
We have several contracts that reference London Interbank Offered Rate (“LIBOR”), some of which terminate after LIBOR is anticipated to cease being reported in 2021. We are currently working or discussing with our lenders to amend our relevant contracts and will continue to assess and monitor the effect that the transition away from LIBOR would have on our financial condition, results of operations, and cash flows.
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
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Par Pacific Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.

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
March 8, 2021

Item  9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

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

2.10
Purchase and Sale Agreement dated as of November 26, 2018, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and solely for certain purposes specified therein, the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 30, 2018.#

2.11
Amendment No. 1 to Purchase and Sale Agreement dated as of January 11, 2019, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

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

4.4	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.****

4.5
Par Pacific Holdings, Inc. Second Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 18, 2018.****

4.6	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 18, 2018.****

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

4.18
Indenture, dated December 21, 2017, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

4.19
First Supplemental Indenture, dated November 20, 2018, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.21 to the Company’s registration statement on Form S-3 filed on December 21, 2018.

4.20
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

4.21
Third Supplemental Indenture, dated August 15, 2019, among Par Hawaii, LLC (successor by conversion to Par Hawaii, Inc.), Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.22
Registration Rights Agreement dated as of December 19, 2018, by and between the Company and IES Downstream, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2018.

4.23
Registration Rights Agreement dated as of January 11, 2019, by and between the Company and TrailStone NA Oil  & Refining Holdings, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

4.24
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

10.7
Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the Company. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.8
Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.9
Employment Offer Letter with William Monteleone dated September 25, 2013. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.10	Employment Offer Letter with Joseph Israel dated December 12, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2014.****

10.11	Employment Offer Letter with James Matthew Vaughn dated July 3, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.12	Employment Offer Letter with Jim Yates dated March 10, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.13	Initial Award with Jim Yates dated May 8, 2015. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.14	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.****

10.15	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.16	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.17	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.18
Amended and Restated Supply and Offtake Agreement dated as of December 21, 2017, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

10.19
Amendment to Amended and Restated Supply and Offtake Agreement dated as of December 5, 2018, between Par Hawaii Refining, LLC and J. Aron & Company, LLC.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2018.

10.20
Amendment to Amended and Restated Supply and Offtake Agreement dated as of February 19, 2019 by and among Par Hawaii Refining, LLC, Par Petroleum, LLC, and J. Aron & Company LLC. Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.21
Amendment to Amended and Restated Supply and Offtake Agreement dated as of June 20, 2019, among Par Hawaii Refining, LLC f/k/a Hawaii Independent Energy, LLC, Par Petroleum, LLC, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019.

10.22
Amendment to Amended and Restated Supply and Offtake Agreement dated as of March 31, 2020, by and among Par Hawaii Refining, LLC f/k/a Hawaii Independent Energy, LLC, Par Petroleum, LLC, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020.

10.23
Amended and Restated Pledge and Security Agreement dated as of December 21, 2017, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

10.24
Amendment to Amended and Restated Pledge and Security Agreement dated January 11, 2019, among Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.25
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.26	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.27	Amendment to Employment Offer Letter with Joseph Israel dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.28	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.29	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.30
First Amendment to Loan and Security Agreement dated as of April 3, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, and Bank of America N.A. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018.

10.31
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.32
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.33
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

10.34
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

10.35
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

10.36
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

10.37
Conformed Copy of First Lien ISDA Master Agreement dated as of January 11, 2019, between Merrill Lynch Commodities, Inc. and U.S. Oil & Refining Co. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.38
Ninth Amendment to First Lien ISDA 2002 Master Agreement entered into as of November 1, 2019 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2019.

10.39
Thirteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 11, 2021 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

10.40
Omnibus Amendment to Amended and Restated Pledge and Security Agreement and Amended and Restated Supply and Offtake Agreement, dated as of June 5, 2020, among Par Hawaii Refining, LLC, Par Petroleum, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 8, 2020.

10.41
Increase Agreement dated July 24, 2018 among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and certain lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2018.

10.42
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.43
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

10.44	Form of Exchange Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2019.

10.45	Pledge and Security Agreement dated as of December 21, 2017 among Par Petroleum, LLC and Wilmington Trust, National Association, as collateral trustee.

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.***

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
***	Furnished herewith.
****	Management contract or compensatory plan or arrangement.
#
Confidential treatment has been granted for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the SEC.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020, 2019, and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Par Pacific Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill — Certain Reporting Units — Refer to Notes 2, 10, and 15 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to discount rates and forecasts of future gross margin and operating expenses. The determination of the fair value using the market approach requires management to make significant assumptions related to valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, or the amount of any goodwill impairment charge, or both. The goodwill balance was $128.0 million as of December 31, 2020, net of a $67.9 million impairment loss recorded during the year ended December 31, 2020.
We identified goodwill associated with certain reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units and, consequently, the difference between their fair value and carrying value. The audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount rate, valuation multiples, and forecasts of future gross margin and operating expenses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate, valuation multiples, and forecasts of future gross margin and operating expenses used by management to estimate the fair value of certain reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the underlying assumptions, such as management’s selection of the discount rate, selection of valuation multiples, and forecasts of future gross margin and operating expenses.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s gross margin and operating expenses forecasts by comparing the forecasts to:
•Historical financial results.
•Internal communications to management and the Board of Directors.
•Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in financial results compared to management’s forecast between the March 31, 2020 interim measurement date and the October 1, 2020 annual measurement date.
•We evaluated the impact of changes in management’s forecasts from the measurement dates to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) valuation multiples by:
•Testing the source information underlying the determination of the discount rate and valuation multiples and the mathematical accuracy of the calculations.
•Developing a range of independent estimates and comparing those to the discount rate and valuation multiples selected by management.
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
At March 31, 2020, the Company conducted an impairment evaluation of its investment in Laramie Energy, LLC because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. As the carrying value of the Company’s investment was determined not to be recoverable, the Company adjusted its investment to fair value based on the discounted future cash flows and recognized an impairment for the carrying amount in excess of fair value. Due to a $45.3 million other-than-temporary impairment charge recorded and additional losses incurred by Laramie Energy, LLC during the year ended December 31, 2020, the Company no longer had any carrying amount recorded related to its investment in Laramie Energy, LLC as of December 31, 2020.
The development of the Company’s oil and natural gas reserve quantities and the related discounted future cash flows requires management to make significant estimates and assumptions related to future oil and natural gas prices and the discount rate applied to future cash flows. Laramie Energy, LLC engages an independent reserve engineer to estimate the oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of impairment. The audit procedures performed to evaluate the discounted future cash flows, including management’s estimates and assumptions related to future oil and gas prices and the discount rate applied to future cash flows, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions utilized in the discounted future cash flow analysis included the following, among others:
•We tested the effectiveness of controls over the impairment evaluation, including management’s controls over the determination of the fair value of Laramie Energy, LLC and reviewing the work of third-party specialists.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the future oil and natural gas prices and the discount rate applied to future cash flows by:
•Understanding the methodology used by management for development of the future oil and natural gas prices and comparing management’s estimates to published forward pricing indices and third-party industry sources.
•Understanding the methodology used by management for determination of the applicable discount rate and by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.
•Evaluating the experience, qualifications and objectivity of Laramie Energy LLC’s expert, an independent reservoir engineering firm.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 8, 2021

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$68,309	$126,015
Restricted cash	2,000	2,413
Total cash, cash equivalents, and restricted cash	70,309	128,428
Trade accounts receivable, net of allowances of $0.6 million and $1.2 million at December 31, 2020 and December 31, 2019, respectively	111,657	228,718
Inventories	429,855	615,872
Prepaid and other current assets	24,648	59,156
Total current assets	636,469	1,032,174
Property, plant, and equipment
Property, plant, and equipment	1,183,878	1,146,983
Less accumulated depreciation, depletion, and amortization	(251,113)	(185,040)
Property, plant, and equipment, net	932,765	961,943
Long-term assets
Operating lease right-of-use (“ROU”) assets	357,166	420,073
Investment in Laramie Energy, LLC	—	46,905
Intangible assets, net	18,892	21,549
Goodwill	127,997	195,919
Other long-term assets	60,572	21,997
Total assets	$2,133,861	$2,700,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$59,933	$12,297
Obligations under inventory financing agreements	423,686	656,162
Accounts payable	106,945	162,402
Deferred revenue	4,083	7,905
Accrued taxes	27,440	30,813
Operating lease liabilities	56,965	79,999
Other accrued liabilities	199,628	84,744
Total current liabilities	878,680	1,034,322
Long-term liabilities
Long-term debt, net of current maturities	648,660	599,634
Common stock warrants	—	8,206
Finance lease liabilities	7,925	6,227
Operating lease liabilities	304,355	340,909
Other liabilities	47,967	63,020
Total liabilities	1,887,587	2,052,318
Commitments and Contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2020 and December 31, 2019, 54,002,538 shares and 53,254,151 shares issued at December 31, 2020 and December 31, 2019, respectively	540	533
Additional paid-in capital	726,504	715,069
Accumulated deficit	(477,028)	(67,942)
Accumulated other comprehensive income (loss)	(3,742)	582
Total stockholders’ equity	246,274	648,242
Total liabilities and stockholders’ equity	$2,133,861	$2,700,560
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$3,124,870	$5,401,516	$3,410,728

Operating expenses
Cost of revenues (excluding depreciation)	2,947,697	4,803,589	3,003,116
Operating expense (excluding depreciation)	277,427	312,899	215,284
Depreciation, depletion, and amortization	90,036	86,121	52,642
Impairment expense	85,806	—	—
General and administrative expense (excluding depreciation)	41,288	46,223	47,426
Acquisition and integration costs	614	4,704	10,319
Total operating expenses	3,442,868	5,253,536	3,328,787
Operating income (loss)	(317,998)	147,980	81,941

Other income (expense)
Interest expense and financing costs, net	(70,222)	(74,839)	(39,768)
Debt extinguishment and commitment costs	—	(11,587)	(4,224)
Other income, net	1,049	2,516	1,046
Change in value of common stock warrants	4,270	(3,199)	1,801
Change in value of contingent consideration	—	—	(10,500)
Equity earnings (losses) from Laramie Energy, LLC	(46,905)	(89,751)	9,464
Total other expense, net	(111,808)	(176,860)	(42,181)

Income (loss) before income taxes	(429,806)	(28,880)	39,760
Income tax benefit (expense)	20,720	69,689	(333)
Net income (loss)	$(409,086)	$40,809	$39,427

Income (loss) per share
Basic	$(7.68)	$0.80	$0.85
Diluted	$(7.68)	$0.80	$0.85
Weighted-average number of shares outstanding
Basic	53,295	50,352	45,726
Diluted	53,295	50,470	45,755

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(409,086)	$40,809	$39,427
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	(4,324)	(2,091)	529
Total other comprehensive income (loss), net of tax	(4,324)	(2,091)	529
Comprehensive income (loss)	$(413,410)	$38,718	$39,956
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(409,086)	$40,809	$39,427
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	90,036	86,121	52,642
Impairment expense	85,806	—	—
Debt extinguishment and commitment costs	—	11,587	4,224
Non-cash interest expense	6,902	9,118	7,127
Non-cash lower of cost and net realizable value adjustment	10,595	(3,752)	3,752
Change in value of common stock warrants	(4,270)	3,199	(1,801)
Deferred taxes	(20,895)	(66,886)	661
Stock-based compensation	7,342	6,437	6,196
Unrealized (gain) loss on derivative contracts	(3,322)	9,350	2,122
Equity (earnings) losses from Laramie Energy, LLC	46,905	89,751	(9,464)
Net changes in operating assets and liabilities:
Trade accounts receivable	117,801	(36,652)	(35,790)
Collateral posted with broker for derivative transactions	7,035	(8,797)	(3,790)
Prepaid and other assets	29,465	(24,121)	(5,521)
Inventories	171,880	(191,688)	28,088
Deferred turnaround expenditures	(49,770)	(9,800)	—
Obligations under inventory financing agreements	(190,831)	121,985	(17,138)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	67,193	68,969	19,885
Net cash provided by (used in) operating activities	(37,214)	105,630	90,620
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(273,399)	(74,331)
Proceeds (expenditures) related to asset acquisition	—	3,226	(53,867)
Capital expenditures	(63,522)	(83,920)	(48,439)
Other investing activities	58	864	816
Net cash used in investing activities	(63,464)	(353,229)	(175,821)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	—	19,318
Proceeds from borrowings	250,387	510,906	118,741
Repayments of borrowings	(159,489)	(241,336)	(118,751)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(41,645)	43,422	27,264
Payment of deferred loan costs	(6,266)	(13,450)	(379)
Exercise of stock options	—	8,171	—
Payments for debt extinguishment and commitment costs	—	(8,087)	(3,390)
Other financing activities, net	(428)	582	(860)
Net cash provided by financing activities	42,559	300,208	41,943
Net increase (decrease) in cash, cash equivalents, and restricted cash	(58,119)	52,609	(43,258)
Cash, cash equivalents, and restricted cash at beginning of period	128,428	75,819	119,077
Cash, cash equivalents, and restricted cash at end of period	$70,309	$128,428	$75,819
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(54,256)	$(58,250)	$(28,186)
Taxes	190	(136)	(49)
Non-cash investing and financing activities:
Accrued capital expenditures	$4,686	$6,386	$6,199
Value of warrants reclassified to equity	3,936	—	—
ROU assets obtained in exchange for new finance lease liabilities	3,476	963	1,678
ROU assets obtained in exchange for new operating lease liabilities	22,529	79,382	—
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	7,738	193	—
Common stock issued for business combination	—	36,980	—
Common stock issued to repurchase convertible notes	—	74,290	—
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2018	45,776	$458	$593,295	$(148,178)	$2,144	$447,719
Issuance of common stock in connection with acquisition	1,108	11	19,307	—	—	19,318
Stock-based compensation	147	1	6,195	—	—	6,196
Purchase of common stock for retirement	(47)	—	(860)	—	—	(860)
Other comprehensive income	—	—	—	—	529	529
Net income	—	—	—	39,427	—	39,427
Balance, December 31, 2018	46,984	470	617,937	(108,751)	2,673	512,329
Issuance of common stock in connection with acquisition	2,364	23	36,957	—	—	36,980
Issuance of common stock for convertible notes repurchase, net (1)	3,243	32	45,585	—	—	45,617
Issuance of common stock for employee stock purchase plan	68	1	1,489	—	—	1,490
Stock-based compensation	202	3	6,210	—	—	6,213
Purchase of common stock for retirement	(54)	—	(1,276)	—	—	(1,276)
Exercise of stock options	447	4	8,167	—	—	8,171
Other comprehensive loss	—	—	—	—	(2,091)	(2,091)
Net income	—	—	—	40,809	—	40,809
Balance, December 31, 2019	53,254	533	715,069	(67,942)	582	648,242
Issuance of common stock for employee stock purchase plan	145	2	1,551	—	—	1,553
Exercise of common stock warrants	351	3	3,933	—	—	3,936
Stock-based compensation	322	3	7,106	—	—	7,109
Purchase of common stock for retirement	(69)	(1)	(1,155)	—	—	(1,156)
Other comprehensive loss	—	—	—	—	(4,324)	(4,324)
Net loss	—	—	—	(409,086)	—	(409,086)
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
________________________________________
(1)The issuance of common stock for the repurchase of a portion of our 5.00% Convertible Senior Notes during the year ended December 31, 2019, is presented net of a $28.7 million write-off associated with the equity component of the repurchased notes.

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries, including one idled refinery, with total operating throughput capacity of over 150 thousand barrels per day (“Mbpd”). Our operational refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. We idled the smaller of our two Kapolei refineries in the first quarter of 2020 for economic reasons. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces distillates, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - We operate 123 retail outlets in Hawaii, Washington, and Idaho. Our fuel retail outlets in Hawaii sell gasoline and diesel throughout the islands of Oahu, Maui, Hawaii, and Kauai. We operate convenience stores at 34 of our Hawaii retail fuel outlets that sell merchandise such as soft drinks, prepared foods, and other sundries. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. 42 of our sites operate under our proprietary Hele (the Hawaiian word for movement or “let’s go”) fuel brand. Our eight cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”). Through December 31, 2020, we completed the rebranding of all of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand.
As of December 31, 2020, most of our retail outlets in Washington and Idaho continued to operate under the “Cenex®” and “Zip Trip®” brand names. A rebranding of those sites to our proprietary “nomnom” brand began in December 2020 and the rebranding of four sites was completed as of December 31, 2020. As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip convenience stores. As these stores are rebranded, Par will begin self-supplying the fuel with equity barrels and/or unbranded fuels procured in the open market.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We lease marine vessels for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. We own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves Joint Base Lewis McChord.
As of December 31, 2020, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), a joint venture entity operated by Laramie Energy II, LLC (“Laramie”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
For the Years Ended December 31, 2020, 2019, and 2018
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
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2020, 2019, or 2018.
Inventories
    Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost and net realizable value using the first-in, first-out (“FIFO”) inventory accounting method. Commodity inventories at the Washington refinery are stated at the lower of cost and net realizable value using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost.
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
    In connection with the consummation of the Washington Acquisition (as defined in Note 4—Acquisitions), we became a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 11—Inventory Financing Agreements . Under this arrangement, U.S. Oil (as defined in Note 4—Acquisitions) purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.
Environmental Credits and Obligations
    Inventories also include Renewable Identification Numbers (“RINs”), sulfur credits, and other environmental credits. Our RINs assets, which include RINs purchased in the open market and RINs obtained by purchasing biofuels which are later blended into our refined products, are presented as Inventories on our consolidated balance sheets and stated at the lower of cost and net realizable value (“NRV”) as of the end of the reporting period. Our sulfur credits and other environmental credits generated as part of our refining process are presented as Inventories on our consolidated balance sheets and stated at the lower of cost and NRV as of the end of the reporting period. Our renewable volume obligation and other environmental credit obligations to comply with the U.S. Environmental Protection Agency (“EPA”) regulations (as discussed in Note 17—Commitments and Contingencies) are presented in Other accrued liabilities on our consolidated balance sheets and measured at fair value as of the end of the reporting period. The net cost of environmental credits is recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.
Investment in Laramie Energy, LLC
    Prior to June 30, 2020, we accounted for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of the net income (loss) of this entity was included in Equity earnings (losses) from Laramie Energy, LLC in the consolidated statements of operations. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. During the years ended December 31, 2020 and 2019, we recorded impairment charges of $45.3 million and $81.5 million in our consolidated statement of operations due to the significant decline in natural gas prices during the first quarter of 2020 and during the second and third quarters of 2019, respectively. Please read Note 3—Investment in Laramie Energy, LLC for further information.
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

Assets	Lives in Years
Refining	2 to 47
Logistics	3 to 30
Retail	3 to 40
Corporate	3 to 7
Software	3 to 5
Impairment of Long-Lived Assets
We review property, plant, and equipment, operating leases, deferred turnaround costs, and other long-lived assets for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use.
Simultaneously with our review of our property, plant, and equipment, operating leases, deferred turnaround costs, and other long-lived assets for impairment, we evaluate whether an abandonment has occurred. Abandonment occurs either when a business terminates its operations or an asset is no longer profitable to operate. When the act of abandonment occurs, we

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
determine if the assets have a shortened useful life or should be considered abandoned and accelerate depreciation or write off the asset balance and any associated accumulated depreciation and record an impairment loss.
Lease Liabilities and Right-of-Use Assets
    We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, the lease liability associated with leases calculated through the use of implicit rates is not significant. Certain leases include provisions for variable payments based upon percentage of sales and/or other operating metrics; escalation provisions to adjust rental payments to reflect changes in price indices and fair market rents; and provisions for the renewal, termination, and/or purchase of the leased asset. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for finance leases is recognized as amortization expense on a straight-line basis and interest expense on an effective rate basis over the lease term. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and nonlease components of a contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Finance lease ROU assets are presented within Property, plant, and equipment and operating lease ROU assets within Operating lease right-of-use assets on our consolidated balance sheets. Please read Note 16—Leases for further disclosures and information on leases.
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
Deferred Turnaround Costs
    Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2020 and 2019, we recognized deferred turnaround costs of approximately $49.8 million and $9.8 million, respectively. No deferred turnaround costs were recorded during 2018. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
Goodwill and Other Intangible Assets
    Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on October 1. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. Under the quantitative test, we compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss is recorded. During the year ended December 31, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments. Please read Note 10—Goodwill and Intangible Assets for further discussion on the goodwill impairment.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
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
    Please read Note 14—Derivatives and Note 15—Fair Value Measurements for information regarding our derivatives and other financial instruments.
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
    We have determined that any uncertain tax positions outstanding at December 31, 2020 and 2019 would not have a material impact on our financial condition, results of operations, or cash flows as any uncertain tax positions taken would have

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
been fully covered by the Company’s deferred tax assets related to its historical net operating losses and corresponding valuation allowance.
    As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2017, 2018, and 2019. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
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
Revenue Recognition
Refining and Retail
    Our refining and retail segment revenues are primarily associated with the sale of refined products. We recognize revenues upon physical delivery of refined products to a customer, which is the point in time at which control of the refined products is transferred to the customer. The pricing of our refined products is variable and primarily driven by commodity prices. The refining segment’s contracts with its customers state the terms of the sale, including the description, quantity, delivery terms, and price of each product sold. Payments from refining and bulk retail customers are generally due in full within 2 to 30 days of product delivery or invoice date. Payments for our other retail customers occur at the point of sale and are typically collected in cash or occur by credit or debit card. As such, we have no significant financing element to our revenues and have immaterial product returns and refunds.
    We account for certain transactions on a net basis under Financial Accounting Standards Board (“FASB”) ASC Topic 845, “Nonmonetary Transactions.” These transactions include nonmonetary crude oil and refined product exchange transactions, certain crude oil buy/sell arrangements, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another.
    We made an accounting policy election to apply the sales tax practical expedient, whereby all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within Cost of revenues (excluding depreciation). This accounting policy did not have a material impact on our consolidated financial information for the years ended December 31, 2020, 2019, and 2018.
Logistics
    We recognize transportation and storage fees as services are provided to a customer. Substantially all of our logistics revenues represent intercompany transactions that are eliminated in consolidation.
Cost Classifications
    Cost of revenues (excluding depreciation) includes the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments. Certain direct operating expenses related to our logistics segment are also included in Cost of revenues (excluding depreciation).
    Operating expense (excluding depreciation) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$21,755	$16,882	$6,722
Operating expense	56,637	55,181	28,037
General and administrative expense	3,429	3,145	4,233
Benefit Plans
    We recognize an asset for the overfunded status or a liability for the underfunded status of our defined benefit pension plans. The funded status is recorded within Other liabilities on our consolidated balance sheets. Certain changes in the plans’ funded status are recognized in Other comprehensive income (loss) in the period the change occurs.
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
Income (Loss) Per Share
    Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the warrants. The common stock warrants were included in the calculation of basic EPS because they were issuable for minimal consideration. Basic and diluted EPS are computed taking into account the effect of participating securities. Participating securities include restricted stock that has been issued but has not yet vested. Please read Note 20—Income (Loss) Per Share for further information.
Foreign Currency Transactions
    We may, on occasion, enter into transactions denominated in currencies other than the U.S. dollar, which is our functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in Other income, net, in the accompanying consolidated statement of operations in the period in which the currency exchange rates change.
Accounting Principles Not Yet Adopted
    In March 2020 and January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”), respectively. These ASUs provide for optional expedients and allowable exceptions to GAAP to ease the potential burden in recognizing the effects of reference rate reform, especially in regards to the cessation of the London Interbank Offered Rate (“LIBOR”). ASU 2020-04 and ASU 2021-01 are

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
applicable to contract modifications that meet certain requirements and are entered into between March 12, 2020 and December 31, 2022. We have several contracts that reference LIBOR, some of which terminate after LIBOR is anticipated to cease being reported in 2021. We are currently reviewing the effect that the election of ASU 2020-04 and ASU 2021-01 would have on our financial condition, results of operations, and cash flows.
    In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to general principles and to clarify and amend guidance to improve consistency under FASB ASC Topic 740 “Income Taxes.” The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, we adopted ASU 2019-12 under the prospective method and information that was presented prior to January 1, 2021 has not been restated and continues to be reported under the accounting standards in effect for that period. Our adoption of ASU 2019-12 did not have a material impact on our financial condition, results of operations, and cash flows.
Accounting Principles Adopted
On December 31, 2020, we adopted ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), using the required retrospective transition method. This ASU amended, added, and removed certain disclosure requirements under FASB ASC Topic 715 “Compensation—Retirement Benefits.” Our adoption of ASU 2018-14 did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
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
Note 3—Investment in Laramie Energy, LLC
    As of December 31, 2020, we owned a 46.0% ownership interest in Laramie Energy, a joint venture entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. Laramie Energy has a $400.0 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
base currently set at $139.7 million. On November 20, 2020, Laramie Energy amended its revolving credit facility agreement whereby the borrowing base was reduced to $140.0 million, resulting in a borrowing base deficiency of $60.0 million. In conjunction with the borrowing base deficiency, Laramie entered into a forbearance agreement through June 15, 2021 with its lenders. As of December 31, 2020 and 2019, the balance outstanding on the revolving credit facility was approximately $139.7 million and $201.2 million, respectively. As of December 31, 2020, the outstanding balance on the deficiency loan was $60.0 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us. Laramie Energy’s credit facility matures on December 15, 2021.
    At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for the years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statement of operations for the year ended December 31, 2020. Please read Note 15—Fair Value Measurements for further information. During the quarter ended June 30, 2020, Laramie Energy incurred additional losses that reduced the book value of our investment to zero and, as such, as of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy.
During the fourth quarter of 2019, Laramie Energy recorded an impairment loss of $355.2 million associated with the carrying value of proved reserves. As a result of Laramie Energy’s impairment loss and the liquidity impact associated with the previous maturity of the revolving credit facility in December 2020, we updated the impairment evaluation of our investment in Laramie Energy as of December 31, 2019. The fair value estimate was determined using a discounted cash flow analysis based on reserves volumes and natural gas forward strip prices as of December 31, 2019. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy approximated carrying value as of December 31, 2019.
    At September 30, 2019, we conducted an impairment evaluation of our investment in Laramie Energy because of the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $51.8 million, compared to a carrying value of $133.3 million at September 30, 2019. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of September 30, 2019 for two years through December 31, 2021. A blend of 2021 forward strip pricing and third-party analyst pricing was used for years after 2021 through December 31, 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. Based on the significant decline in natural gas prices and the reduced likelihood that natural gas prices would recover in the near term, we concluded that the decline in the fair value of our investment in Laramie Energy was other than temporary. As a result, we recorded an impairment charge of $81.5 million in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statement of operations for the year ended December 31, 2019. Please read Note 15—Fair Value Measurements for further information.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$46,905	$136,656	$127,192
Equity earnings (losses) from Laramie Energy (1)	(1,611)	(175,018)	4,487
Accretion of basis difference	—	5,018	4,977
Adjustment of basis difference (2)	—	161,764	—
Impairment of our investment in Laramie Energy	(45,294)	(81,515)	—
Ending balance	$—	$46,905	$136,656
________________________________________________________
(1)As of June 30, 2020, we have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero.
(2)Represents the reduction in our basis difference resulting from the asset impairment loss recorded by Laramie Energy for the year ended December 31, 2019.

    Summarized financial information for Laramie Energy is as follows (in thousands):

	December 31,
	2020	2019
Current assets	$34,573	$23,367
Non-current assets	355,538	393,575
Current liabilities	217,523	229,687
Non-current liabilities	93,193	85,287

	Year Ended December 31,
	2020	2019	2018
Natural gas and oil revenues	$121,893	$193,906	$226,974
Income (loss) from operations	(2,994)	(360,967)	34,206
Net income (loss)	(22,589)	(380,473)	6,347
    Laramie Energy’s net income (loss) includes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Asset impairment loss	$—	$355,220	$—
Depreciation, depletion, and amortization	34,966	82,632	66,604
Unrealized (gain) loss on derivative instruments	4,245	(4,283)	4,063
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business (the “Washington Acquisition”). The Washington Acquisition included a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”), and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”). Please

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
read Note 13—Debt for further information on the Term Loan B and Par Pacific Term Loan. During December 2018 and January 2019, we incurred $4.2 million and $5.4 million of commitment fees associated with the funding of the Washington Acquisition, respectively. Such commitment fees are presented as Debt extinguishment and commitment costs on our consolidated statements of operations for the years ended December 31, 2019 and 2018.
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
______________________________________________
(1)We allocated $24.7 million and $17.8 million of goodwill to our refining and logistics segments, respectively.
(2)We allocated $403.9 million and $268.5 million of total assets to our refining and logistics segments, respectively.
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
For the Years Ended December 31, 2020, 2019, and 2018
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
These pro forma results were based on estimates and assumptions that we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results for the years ended December 31, 2019 and 2018, include adjustments to remeasure U.S. Oil’s LIFO inventory reserve as if the Washington Acquisition had been completed on January 1, 2018, record interest and other debt extinguishment costs related to issuance of the Term Loan B and Par Pacific Term Loan, and adjust U.S. Oil’s historical depreciation expense as a result of the fair value adjustment to Property, plant, and equipment, net. The pro forma results for the year ended December 31, 2019 also include an adjustment to eliminate the $64.2 million tax benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition.
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
The Par West refinery was idled in the first quarter of 2020 due to the reduction in demand resulting from the COVID-19 global pandemic’s effect on the economy. Please read Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets and Note 15—Fair Value Measurements for further information.
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
For the Years Ended December 31, 2020, 2019, and 2018
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
Note 5—Revenue Recognition
    As of December 31, 2020 and 2019, receivables from contracts with customers were $104.9 million and $214.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $4.1 million and $7.9 million as of December 31, 2020 and 2019, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$846,294	$—	$241,003
Distillates (1)	1,256,618	—	30,739
Other refined products (2)	753,591	—	—
Merchandise	—	—	90,173
Transportation and terminalling services	—	180,909	—
Other revenue	30,198	—	1,798
Total segment revenues (3)	$2,886,701	$180,909	$363,713

Year Ended December 31, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$1,416,706	$—	$326,304
Distillates (1)	2,503,981	—	40,189
Other refined products (2)	1,242,401	—	—
Merchandise	—	—	90,480
Transportation and terminalling services	—	199,226	—
Other revenue	4,854	—	1,916
Total segment revenues (3)	$5,167,942	$199,226	$458,889

Year Ended December 31, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$981,090	$—	$317,434
Distillates (1)	1,770,381	—	39,835
Other refined products (2)	458,596	—	—
Merchandise	—	—	83,771
Transportation and terminalling services	—	125,743	—
Total segment revenues (3)	$3,210,067	$125,743	$441,040
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 22—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 6—Inventories
    Inventories at December 31, 2020 and 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
December 31, 2020
Crude oil and feedstocks	$88,307	$75,340	$163,647
Refined products and blendstock	112,146	83,601	195,747
Warehouse stock and other (2)	70,461	—	70,461
Total	$270,914	$158,941	$429,855
December 31, 2019
Crude oil and feedstocks	$117,717	$148,303	$266,020
Refined products and blendstock	127,966	158,737	286,703
Warehouse stock and other (2)	63,149	—	63,149
Total	$308,832	$307,040	$615,872
_________________________________________________________
(1)Please read Note 11—Inventory Financing Agreements for further information.
(2)Includes $26.7 million and $19.1 million of RINs and environmental credits, reported at cost, as of December 31, 2020 and 2019, respectively. Our renewable volume obligation and other gross environmental credit obligations of $150.5 million and $22.8 million, reported at market value, are included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2020 and 2019, respectively.
    As of December 31, 2020, there was $10.6 million reserve for the lower of cost and net realizable value of inventory. As of December 31, 2019, there was no reserve for the lower of cost and net realizable value of inventory. Our LIFO inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of December 31, 2020. As of December 31, 2019, the current replacement cost exceeded the LIFO inventory carrying value by approximately $6.4 million.
Note 7—Prepaid and Other Current Assets
    Prepaid and other current assets at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Advances to suppliers	$—	$27,635
Collateral posted with broker for derivative instruments (1)	1,489	10,306
Prepaid insurance	14,932	13,536
Derivative assets	1,346	2,075
Other	6,881	5,604
Total	$24,648	$59,156
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 14—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets
    Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$188,096	$188,096
Buildings and equipment (1)	974,305	937,926
Other (1)	21,477	20,961
Total property, plant, and equipment	1,183,878	1,146,983
Less accumulated depreciation, depletion, and amortization	(251,113)	(185,040)
Property, plant, and equipment, net	$932,765	$961,943
______________________________________________________
(1)Please read Note 16—Leases for further disclosures and information on finance leases.
    Depreciation and finance lease amortization expense was approximately $81.8 million, $75.2 million, and $39.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Par West refinery was idled in the first quarter of 2020 due to the reduction in demand resulting from the COVID-19 global pandemic’s effect on the economy. Pursuant to GAAP accounting guidelines, this refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. As a result, in the year ended December 31, 2020, we recorded impairment charges of $10.7 million, $5.0 million, and $2.2 million in Impairment expense on our consolidated statement of operations related to the write-offs of Par West property, plant, and equipment, deferred turnaround costs, and inventory, respectively. Please read Note 15—Fair Value Measurements for additional information.
Note 9—Asset Retirement Obligations
    The table below summarizes the changes in our recorded asset retirement obligations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$10,180	$9,985	$9,103
Obligations acquired	—	—	487
Accretion expense	490	331	395
Liabilities settled during period	(34)	(136)	—
Ending balance	$10,636	$10,180	$9,985
Note 10—Goodwill and Intangible Assets
    During the years ended December 31, 2020, 2019, and 2018, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2018	$107,187
Acquisition of Northwest Retail (1)	46,210
Balance at December 31, 2018	153,397
Acquisition of U.S. Oil (1)	42,522
Balance at December 31, 2019	195,919
Impairment expense	(67,922)
Balance at December 31, 2020	$127,997
________________________________________________________
(1)Please read Note 4—Acquisitions for further discussion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
At March 31, 2020, we performed a quantitative goodwill impairment test of all of our reporting units due to (i) the global economic impact of the COVID-19 pandemic and (ii) a steep decline in current and forecasted prices and demand for crude oil and refined products. As part of our quantitative impairment test, we compared the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. In assessing the fair value of the reporting units, we primarily utilized a market approach based on observable multiples for comparable companies within our industry. Our refining reporting units in Hawaii and Washington were fully impaired and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our consolidated statement of operations for the year ended December 31, 2020. The goodwill impairment expense was allocated to the Refining segment ($38.1 million) and to the Retail segment ($29.8 million).
    Intangible assets consisted of the following (in thousands):

	December 31,
	2020	2019
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Other	261	261
Total intangible assets	38,592	38,592
Accumulated amortization:
Trade name and trademarks	(5,210)	(5,124)
Customer relationships	(14,490)	(11,919)
Other	—	—
Total accumulated amortization	(19,700)	(17,043)
Net:
Trade name and trademarks	1,057	1,143
Customer relationships	17,574	20,145
Other	261	261
Total intangible assets, net	$18,892	$21,549
    Amortization expense was approximately $2.7 million for each of the years ended December 31, 2020, 2019, and 2018. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2021	$2,658
2022	2,658
2023	2,658
2024	1,400
2025	979
Thereafter	8,539
$18,892

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 11—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	December 31,
	2020	2019
Supply and Offtake Agreements	$312,185	$517,001
Washington Refinery Intermediation Agreement	111,501	139,161
Obligations under inventory financing agreements	$423,686	$656,162
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Par East Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. We are evaluating options to extend or replace the Supply and Offtake Agreements. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of December 31, 2020, we had no obligations due to J. Aron under this contractual undertakings agreement. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Par West Acquisition. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) required us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC (“PHR”), our wholly owned subsidiary, in limited and restricted circumstances.
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
Though title to the crude oil and certain refined product inventories resides with J. Aron, the Supply and Offtake Agreements are accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included in our consolidated balance sheets until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2020 and 2019, the capacity of the Deferred Payment Arrangement was $80.1 million and $155.5 million, respectively, and we had $78.6 million and $97.5 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
June 1, 2018 through May 2021 for an additional $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreements. As of both December 31, 2020 and 2019, the receivable was $0.5 million.
Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of the same, exclusively to MLC. On February 11, 2021, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through March 31, 2022. This amendment also includes transition guidance on the interest rate of the MLC receivable advances to be based on another industry standard benchmark rate that will be effective upon LIBOR’s scheduled retirement at the end of 2021. Please read Note 24—Subsequent Events for additional information.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity under the MLC receivable advances. As of December 31, 2020 and 2019, our outstanding balance included in our Obligations under inventory financing agreements on our consolidated balance sheets under the MLC receivable advances was equal to our borrowing base of $41.1 million and $63.8 million, respectively. Additionally, as of December 31, 2020 and 2019, we had approximately $93.6 million and $127.2 million in letters of credit outstanding through MLC’s credit support, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net fees and expenses:
Supply and Offtake Agreements
Inventory intermediation fees	$12,034	$35,459	$21,470
Interest expense and financing costs, net	3,044	5,863	4,493
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$4,112	$3,734	$—
Interest expense and financing costs, net	2,791	6,359	—
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 14—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 12—Other Accrued Liabilities

Other accrued liabilities at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and other employee benefits	$14,916	$22,828
Gross environmental credit obligations (1)	150,482	22,776
Other	34,230	39,140
Total	$199,628	$84,744
______________________________________________________
(1)Gross environmental credit obligations are stated at market as of December 31, 2020 and 2019. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $26.7 million and $19.1 million as of December 31, 2020 and 2019, respectively.
Note 13—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2020	2019
5.00% Convertible Senior Notes due 2021	$48,665	$48,665
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024	42,494	44,014
7.75% Senior Secured Notes due 2025	300,000	300,000
Term Loan B due 2026	228,125	240,625
12.875% Senior Secured Notes due 2026	105,000	—
Mid Pac Term Loan due 2028	1,399	1,433
PHL Term Loan due 2030	5,840	—
Principal amount of long-term debt	731,523	634,737
Less: unamortized discount and deferred financing costs	(22,930)	(22,806)
Total debt, net of unamortized discount and deferred financing costs	708,593	611,931
Less: current maturities, net of unamortized discount and deferred financing costs	(59,933)	(12,297)
Long-term debt, net of current maturities	$648,660	$599,634
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2021	$62,950
2022	14,358
2023	14,434
2024	50,283
2025	312,733
Thereafter	276,765
Total	$731,523
Additionally, as of December 31, 2020 and 2019, we had approximately $1.7 million and $0.2 million in letters of credit outstanding under the ABL Credit Facility, respectively. As of both December 31, 2020 and 2019, we also had $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
7.75% Senior Secured Notes Due 2025
On December 21, 2017, Par Petroleum, LLC and Par Petroleum Finance Corp. (collectively, the “Issuers”), both our wholly owned subsidiaries, completed the issuance and sale of $300 million in aggregate principal amount of 7.75% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay certain previous credit facilities and a forward sale agreement with J. Aron and for general corporate purposes.
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
Term Loan B Facility due 2026
On January 11, 2019, the Issuers entered into a new term loan facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time (the “Term Loan B Facility”). Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”) on the closing date. The net proceeds from Term Loan B totaled $232.0 million after deducting the original issue discount, deferred financing costs, and commitment and other fees.
Loans under the Term Loan B bear interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. The average effective interest rate for 2020 on the Term Loan B was 7.8%.
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
12.875% Senior Secured Notes due 2026
On June 5, 2020, the Issuers completed the issuance and sale of $105.0 million in aggregate principal amount of 12.875% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $98.8 million from the sale were used for general corporate purposes.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
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
ABL Credit Facility
    On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets previously owned by the dissolved entities Mid Pac Petroleum, LLC and HIE Retail, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of December 31, 2020, the ABL Revolver had no outstanding balance and a borrowing base of approximately $39.8 million.
    The revolving loans under the ABL Revolver bear interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan is a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan is a LIBOR Loan, at LIBOR for the applicable interest period plus the applicable margin in effect from time to time. The base rate is equal to (i) daily LIBOR (“LIBOR Daily Floating Rate”) or (ii) if the LIBOR Daily Floating Rate is unavailable for any reason, a rate as calculated per the agreement (the “Prime Rate”) for such day. We also pay a de minimis fee for any undrawn amounts available under the ABL Revolver. The maturity date of the ABL Revolver is December 21, 2022, on which date all revolving loans will be due and payable in full. The average effective interest rate for 2020 and 2019 on the ABL Revolver loan was 2.3% and 4.3%, respectively.
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
5.00% Convertible Senior Notes Due 2021
    In June 2016, we completed the issuance and sale of $115 million in aggregate principal amount of the 5.00% Convertible Senior Notes in a private placement under Rule 144A (the “Notes Offering”). The Notes Offering included the exercise in full of an option to purchase an additional $15 million in aggregate principal amount of the 5.00% Convertible Senior Notes granted to the initial purchasers. The net proceeds of $111.6 million (net of original issue discount of 3%) from the sale of the 5.00% Convertible Senior Notes were used to finance a portion of the acquisition of the Wyoming refinery and related logistics assets (the “WRC Acquisition”), to repay $5 million in principal amount of term loans, and for general corporate purposes.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
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
    The 5.00% Convertible Senior Notes were not redeemable by us prior to June 20, 2019. On or after June 20, 2019, we may redeem all or any portion of the 5.00% Convertible Senior Notes if the last reported sales price of our common stock is at least 140% of the conversion price then in effect (i) on the trading day immediately preceding the date on which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 5.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest and a make-whole premium, which is equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. Please read Note 14—Derivatives for further information on embedded derivatives.
    During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of Par’s common stock with a fair value of $74.3 million. We recognized a loss of approximately $6.1 million related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in the year ended December 31, 2019.
    We separately account for the liability and equity components of the 5.00% Convertible Senior Notes. The fair value of the liability component was calculated using a discount rate of an identical debt instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the 5.00% Convertible Senior Notes on the issuance date was $89.3 million. The carrying amount of the equity component was determined to be $22.2 million by deducting the fair value of the liability component from the $111.6 million net proceeds of the 5.00% Convertible Senior Notes. The deferred financing costs of $0.6 million related to 5.00% Convertible Senior Notes were allocated on a proportionate basis between Long-term debt and Additional paid-in capital on the consolidated balance sheet. As of December 31, 2020, the if-converted value did not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes.
    As of December 31, 2020, the outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $1.4 million, and the carrying amount of the liability component was $47.3 million. The unamortized discount and deferred financing costs will be amortized to Interest expense and financing costs, net over the term of the 5.00% Convertible Senior Notes.
Par Pacific Term Loan Agreement
On January 9, 2019, we entered into a loan agreement (the “Par Pacific Term Loan Agreement”) with Bank of Hawaii (“BOH”), pursuant to which BOH made a loan to the Company in the principal amount of $45.0 million, the net proceeds of which were used to finance the Washington Acquisition (the “Par Pacific Term Loan”).
During the term of the Par Pacific Term Loan, the interest payments were due monthly and were based on the outstanding principal balance multiplied by a floating rate equal to 3.50% above the applicable LIBOR rate (as defined in the Par Pacific Term Loan Agreement) subject to an increased default interest rate in the event of a default. The Par Pacific Term Loan Agreement was originally scheduled to mature on July 9, 2019. We terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement on March 29, 2019 using the proceeds from the Retail Property Term Loan (as defined below). We recognized approximately $0.1 million of debt extinguishment costs related to the unamortized deferred financing costs associated with the Par Pacific Term Loan Agreement in the year ended December 31, 2019.
Retail Property Term Loan
On March 29, 2019, Par Pacific Hawaii Property Company, LLC (“Par Property LLC”), our wholly owned subsidiary, entered into a term loan agreement (the “Retail Property Term Loan”) with BOH, which provided a term loan in the principal

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the Par Pacific Term Loan Agreement.
The Retail Property Term Loan was guaranteed by Par and secured by a lien on substantially all of the assets of Par Property LLC, including a mortgage lien on 21 retail properties in Hawaii (the “Portfolio Properties”). Certain covenants required us to maintain a loan-to-appraisal value of the Portfolio Properties ratio of not greater than 75% and an annual debt yield of at least 9%. Par was also subject to a minimum liquidity covenant measured on the last day of each fiscal quarter.
The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. The average effective interest rate for 2020 on the Retail Property Term Loan was 2.3%. Principal and interest payments were payable monthly based on a 20-year amortization schedule, principal prepayments were allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, was due on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the repayment.
Mid Pac Term Loan
    On September 27, 2018, PHL (which includes the assets of the dissolved entity formerly known as Mid Pac Petroleum, LLC), our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, F.S.B., which provided a term loan of up to $1.5 million. We received the proceeds on October 18, 2018, which were used to purchase certain retail property. The Mid Pac Term Loan is scheduled to mature on October 18, 2028.
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
The PHL Term Loan bore interest at a fixed rate of 2.750% per annum. Principal and interest payments were payable monthly based on a 25-year amortization schedule, principal prepayments were allowed with no prepayment charge, and the remaining principal, plus any unpaid interest or other charges, was due on April 15, 2030, the maturity date of the PHL Term Loan. The PHL Term Loan was guaranteed by Par Petroleum, LLC. On February 23, 2021, we terminated and repaid all amounts outstanding under the PHL Term Loan. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the repayment.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2020, we were in compliance with all of our debt instruments.
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
For the Years Ended December 31, 2020, 2019, and 2018
Note 14—Derivatives
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
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 15—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
Our open futures and OTC swaps expired in January 2021. At December 31, 2020, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	360	—	360
Swaps	1,190	(1,000)	190
Total	1,550	(1,000)	550
At December 31, 2020, we also had option collars that economically hedge 25 thousand barrels of crude oil per month of our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel and expire in December 2021.
Interest Rate Derivatives
    We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap. Please read Note 24—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the repayment. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million for the year ended December 31, 2018.
    In June 2016, we completed the issuance and sale of an aggregate of $115.0 million principal amount of the 5.00% Convertible Senior Notes. Please read Note 13—Debt for further discussion. Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
and financing costs, net on our consolidated statements of operations. As of December 31, 2020, this embedded derivative was deemed to have a de minimis fair value.
    The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2020 and 2019 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2020	2019
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$1,346	$2,075
Commodity derivatives	Other accrued liabilities	—	(5,534)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(20,797)	173
MLC terminal obligation derivative	Obligations under inventory financing agreements	(10,161)	(14,717)

Interest rate derivatives	Other accrued liabilities	(966)	(314)
Interest rate derivatives	Other liabilities	(2,027)	(1,113)
_________________________________________________________
(1)Does not include cash collateral of $1.5 million and $10.3 million recorded in Prepaid and other current assets and $9.5 million and $9.5 million in Other long-term assets as of December 31, 2020 and 2019, respectively.
    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2020	2019	2018
Commodity derivatives	Cost of revenues (excluding depreciation)	$(51,902)	$(1,547)	$(3,420)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(20,970)	(3,912)	23,649
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	39,820	(19,326)	—
Interest rate derivatives	Interest expense and financing costs, net	(2,265)	(1,506)	1,309

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 15—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Purchase Price Allocation of U.S. Oil
The fair values of the assets acquired and liabilities assumed as a result of the Washington Acquisition were estimated as of January 11, 2019, the date of the acquisition, using valuation techniques described in notes (1) through (6) below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital excluding operating leases	$(35,854)	(1)
Property, plant, and equipment	412,766	(2)
Operating lease right-of-use assets	62,337	(3)
Goodwill	42,522	(4)
Current operating lease liabilities	(21,571)	(3)
Long-term operating lease liabilities	(40,766)	(3)
Deferred tax liability	(92,103)	(5)
Other non-current liabilities	(804)	(6)
Total	$326,527
(1)Current assets acquired and liabilities assumed were recorded at their net realizable value.
(2)The fair value of personal property was estimated using the cost approach. Key assumptions in the cost approach include determining the replacement cost by evaluating recent purchases of comparable assets or published data, and adjusting replacement cost for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable). The fair value of real property was estimated using the market approach. Key assumptions in the market approach include determining the asset value by evaluating recent purchases of comparable assets under similar circumstances.
(3)Operating lease right-of-use assets and liabilities were recognized based on the present value of lease payments over the lease term using the incremental borrowing rate at acquisition of 9.6%.
(4)The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.
(5)The deferred tax liability was determined based on the differences between the tax bases of the assets acquired and the values of those assets recorded on our consolidated balance sheets as of the date of acquisition.
(6)Other non-current liabilities are related to pension plan obligations. The underfunded status of the defined benefit plan represents the difference between the fair value of the plan’s assets and the projected benefit obligations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
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
(1)Current assets acquired and liabilities assumed were recorded at their net realizable value.
(2)The fair value of property, plant, and equipment was estimated using the cost approach. Under the cost approach, the total replacement cost of the property is determined based on industry sources with adjustments for regional factors. The total cost is then adjusted for depreciation based on the physical age of the assets and obsolescence. The fair value of the land was estimated using the sales comparison approach. Under this approach, the sales prices of similar properties are adjusted to account for differences in land characteristics. We consider this to be a Level 3 fair value measurement. The fair value of capital lease assets was estimated using the income approach. Under the income approach, the annual lease market rental rate cash flow stream is estimated and then discounted to present value over the remaining life of the lease using a pre-tax discount rate based on expected return for the specific asset type and location.
(3)The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.
(4)Long-term capital lease obligations were estimated based on the present value of lease payments over the term of the lease.
(5)Other non-current liabilities are primarily related to asset retirement obligations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate.
Goodwill
At March 31, 2020, we performed a quantitative goodwill impairment test of all of our reporting units due to (i) the global economic impact of the COVID-19 pandemic and (ii) a steep decline in current and forecasted prices and demand for crude oil and refined products. As part of our quantitative impairment test, we compared the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. In assessing the fair value of the reporting units, we primarily utilized a market approach based on observable multiples for comparable companies within our industry. Our refining reporting units in Hawaii and Washington were fully impaired and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our consolidated statement of operations for the year ended December 31, 2020. The goodwill impairment expense was allocated to the Refining segment ($38.1 million) and to the Retail segment ($29.8 million). We consider the impairment of our goodwill to be a Level 3 fair value measurement.
Investment in Laramie Energy
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
At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for the years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that NYMEX Henry Hub prices, which declined from an average spot price of $2.29 ($/MMBtu) at December 31, 2019 to $2.03 ($/MMBtu) in the first quarter of 2020, will recover in the near term. A discount rate of 10% was used to reflect the higher cost of capital under the economic conditions as of March 31, 2020. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statement of operations for the year ended December 31, 2020.
At September 30, 2019, we conducted an impairment evaluation of our investment in Laramie Energy because of the significant decline in natural gas prices over the second quarter of 2019 and continued deterioration in the third quarter of 2019. At September 30, 2019, we determined that the estimated fair value of our investment in Laramie Energy was $51.8 million, compared to a carrying value of $133.3 million. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of September 30, 2019 for two years through December 31, 2021. A blend of 2021 forward strip pricing and third-party analyst pricing was used for years after 2021 through December 31, 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that Colorado Interstate Gas (“CIG”) prices, which declined from an average spot price of $2.48 ($/MMBtu) in the first quarter of 2019, to $1.84 ($/MMBtu) in the second quarter of 2019 and $1.77 ($/MMBtu) in the third quarter of 2019, will recover in the near term. A discount rate of 8% was used to reflect the cost of capital under the economic conditions as of September 30, 2019. As a result, we recorded an impairment charge of $81.5 million on our statement of operations for the year ended December 31, 2019. We consider the impairments of our investment in Laramie Energy to be Level 3 fair value measurements.
Par West Refinery
Pursuant to GAAP accounting guidelines, the Par West refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. Given the lack of alternative uses of the Par West refinery assets, we impaired all assets that are not expected to be used as part of our ongoing refining operations in Hawaii down to their salvage value, which is immaterial. As a result of this evaluation, we recorded an impairment charge of $17.9 million on our statement of operations for the year ended December 31, 2020.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants
    As of December 31, 2019, we had 354,350 common stock warrants outstanding. We estimated the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which was a Level 3 fair value measurement. As of December 31, 2019, the warrants had a weighted-average exercise price of $0.09 and a remaining term of 2.67 years. The estimated fair value of the common stock warrants was $23.16 per share as of December 31, 2019.
During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of December 31, 2020, we had no common stock warrants outstanding.
Derivative instruments
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and WTI indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $10.57 per barrel to a premium of $16.54 per barrel as of December 31, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2020 or 2019. Please read Note 14—Derivatives for further information on derivatives.
Gross Environmental credit obligations
     Estimates of our gross environmental credit obligations are based on the amount of RINs or other environmental credits required to comply with EPA regulations and the market prices of those RINs or other environmental credits as of the end of the reporting period. The gross environmental credit obligations are classified as a Level 2 instruments as we obtain the pricing inputs for our RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 17—Commitments and Contingencies for further information on the EPA regulations related to greenhouse gases.
Financial Statement Impact
    Fair value amounts by hierarchy level as of December 31, 2020 and 2019 are presented gross in the tables below (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$616	$1,573	$—	$2,189	$(843)	$1,346

Liabilities
Commodity derivatives	$(3)	$(840)	$—	$(843)	$843	$—
J. Aron repurchase obligation derivative	—	—	(20,797)	(20,797)	—	(20,797)
MLC terminal obligation derivative	—	—	(10,161)	(10,161)	—	(10,161)
Interest rate derivatives	—	(2,993)	—	(2,993)	—	(2,993)
Gross environmental credit obligations (2)	—	(150,482)	—	(150,482)	—	(150,482)
Total	$(3)	$(154,315)	$(30,958)	$(185,276)	$843	$(184,433)

	December 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,595	$2,075	$—	$6,670	$(4,595)	$2,075

Liabilities
Common stock warrants	$—	$—	$(8,206)	$(8,206)	$—	$(8,206)
Commodity derivatives	(10,129)	—	—	(10,129)	4,595	(5,534)
J.Aron repurchase obligation derivative	—	—	173	173	—	173
MLC terminal obligation derivative	—	—	(14,717)	(14,717)	—	(14,717)
Interest rate derivatives	—	(1,427)	—	(1,427)	—	(1,427)
Gross environmental credit obligations (2)	—	(22,776)	—	(22,776)	—	(22,776)
Total	$(10,129)	$(24,203)	$(22,750)	$(57,082)	$4,595	$(52,487)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
_________________________________________________________
(1)Does not include cash collateral of $11.0 million and $19.8 million as of December 31, 2020 and 2019, respectively, included within Prepaid and other current assets and Other long-term assets on our consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $26.7 million and $19.1 million presented as Inventories on our consolidated balance sheet and stated at the lower of cost and net realizable value as of December 31, 2020 and 2019, respectively.
    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$(22,750)	$(922)	$(26,372)
Settlements	(31,328)	13,263	—
Acquired	—	(8,654)	—
Total gains (losses) included in earnings	23,120	(26,437)	25,450
Balance, end of period	$(30,958)	$(22,750)	$(922)
    The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$47,301	$50,311
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024 (2)	41,891	41,891
7.75% Senior Secured Notes due 2025 (1)	293,289	289,521
Term Loan B Facility due 2026 (1)	219,708	215,578
12.875% Senior Secured Notes due 2026 (1)	99,213	112,901
Mid Pac Term Loan due 2028 (2)	1,399	1,399
PHL Term Loan due 2030 (2)	5,792	5,792

	December 31, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$44,783	$66,477
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024 (2)	43,226	43,226
7.75% Senior Secured Notes due 2025 (1)	292,015	309,375
Term Loan B Facility due 2026 (1)	230,474	240,625
Mid Pac Term Loan due 2028 (2)	1,433	1,433
Common stock warrants (2)	8,206	8,206
_________________________________________________________
(1)The fair value measurements of the 5.00% Convertible Senior Notes, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurements of the common stock warrants, Mid Pac Term Loan, Retail Property Term Loan, and PHL Term Loan are considered Level 3 measurements in the fair value hierarchy.
(3)The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
    The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of December 31, 2020. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
    The fair value of the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy because the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes may not be actively traded.
    The Retail Property Term Loan is subject to a market-based floating interest rate. The Mid Pac Term Loan and PHL Term Loan are subject to fixed interest rates of 4.375% and 2.750%, respectively. The carrying values of our Retail Property, Mid Pac, and PHL Term Loans were determined to approximate fair value as of December 31, 2020. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 16—Leases
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
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our ROU assets and liabilities as of December 31, 2020 and 2019 and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Finance	Property, plant, and equipment	$14,998	$11,552
Finance	Accumulated amortization	(6,486)	(4,447)
Finance	Property, plant, and equipment, net	$8,512	$7,105
Operating	Operating lease right-of-use assets	357,166	420,073
Total right-of-use assets		$365,678	$427,178

Liabilities
Current
Finance	Other accrued liabilities	$1,491	$1,784
Operating	Operating lease liabilities	56,965	79,999
Long-term
Finance	Finance lease liabilities	7,925	6,227
Operating	Operating lease liabilities	304,355	340,909
Total lease liabilities		$370,736	$428,919

Weighted-average remaining lease term (in years)
Finance		6.97	5.69
Operating		10.52	10.26
Weighted-average discount rate
Finance		7.93%	6.68%
Operating		7.59%	7.88%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    The following table summarizes the lease costs recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease cost type	2020	2019
Finance lease cost
Amortization of finance lease ROU assets	$2,007	$1,896
Interest on lease liabilities	654	521
Operating lease cost	106,256	100,384
Variable lease cost	9,802	11,663
Short-term lease cost	1,926	1,874
Net lease cost	$120,645	$116,338
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
Lease type	2020	2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,932	$2,167
Operating cash flows from finance leases	656	507
Operating cash flows from operating leases	103,270	99,713
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	3,476	963
ROU assets obtained in exchange for new operating lease liabilities	22,529	79,382
ROU assets terminated in exchange for release from finance lease liabilities	—	—
ROU assets terminated in exchange for release from operating lease liabilities	7,738	193
    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2020 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2021	$2,143	$82,212	$84,355
2022	1,942	68,605	70,547
2023	1,935	54,607	56,542
2024	1,624	44,812	46,436
2025	1,383	43,254	44,637
Thereafter	3,457	201,966	205,423
Total lease payments	12,484	495,456	507,940
Less amount representing interest	(3,068)	(134,136)	(137,204)
Present value of lease liabilities	$9,416	$361,320	$370,736
    Additionally, we have $6.6 million and $4.9 million in future undiscounted cash flows for operating leases and finance leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
    Due to the transition method elected, information presented prior to January 1, 2019 has not been restated for FASB ASC 842 “Leases” and continues to be reported under the accounting standards in effect for the period. As of December 31, 2018, we had capital lease obligations related primarily to the leases of 17 retail stations. Most capital leases included one or more options to renew, with renewal terms that could extend the lease term from one to 15 years or more. Certain leases included escalation clauses and/or purchase options. Additionally, as of December 31, 2018, we had various cancelable and noncancelable operating leases related to land, vehicles, office and retail facilities, railcars, barges, and other facilities used in the storage, transportation, and sale of crude oil and refined products. We had operating leases for most of our retail stations

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
with an average of eight years remaining and generally contained renewal options and escalation clauses. Leases for facilities used in the storage, transportation, and sale of crude oil and refined products had various expiration dates extending to 2044. Rent expense for the year ended December 31, 2018 was approximately $41.6 million.
Note 17—Commitments and Contingencies
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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2020, we have accrued $16.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
    Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
    Finally, among the various historic consent decrees, orders, and settlement agreements into which Wyoming Refining has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
wastewater discharges. Although the frequency of these exceedances has declined over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $300,000.
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
In 2007, the U.S. Congress passed the Energy Independence and Security Act (the “EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish vehicle carbon dioxide emissions standards and an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. On March 31, 2020, the agencies released updated fuel economy and vehicle emissions standards, which provide for an increase in stringency by 1.5% each year through model year 2026, as compared with the standards issued in 2012 that required 5% annual increases. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
    Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
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
    In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. Owing to the receipt of these small refinery exemptions, our net income for the year ended December 31, 2019 includes $5.3 million of net RINs benefit. All of our refineries were compliant with the final Tier 3 gasoline standard.
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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including a consent decree.
Indemnification
    In addition to its obligation to reimburse us for capital expenditures incurred pursuant to a consent decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties, and covenants in the Environmental Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the date of the closing of the PHR acquisition, any fine, penalty, or other cost assessed by a governmental authority in connection with violations of environmental laws by PHR prior to the date of the closing of the PHR acquisition, certain groundwater remediation work, fines, or penalties imposed on PHR by a consent decree related to acts or omissions of Tesoro prior to the date of the closing of the PHR acquisition, and claims and losses related to the Pearl City Superfund Site.
Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a deductible of $1 million and a cap of $15 million for certain of Tesoro’s indemnification

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
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
As of December 31, 2020, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Major Customers
    We sell a variety of refined products to a diverse customer base. For the year ended December 31, 2020, we had one customer in our refining segment that accounted for 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2020, 2019, and 2018.
Note 18—Stockholders’ Equity
Common Stock
    Our certificate of incorporation contains restrictions on the transfer of certain of our securities in order to preserve the net operating loss carryovers, capital loss carryovers, general business credit carryovers, and foreign tax credit carryovers, as well as any “net unrealized built-in loss” within the meaning of Section 382 of the Internal Revenue Service Code, of us or any direct or indirect subsidiary thereof. These restrictions include provisions regarding approval by our Board of Directors of transfers of common stock by holders of five percent or more of the outstanding common stock. Our debt agreements restrict the payment of dividends.
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
For the Years Ended December 31, 2020, 2019, and 2018
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
    Long Term Incentive Plan
    On December 20, 2012, our Board of Directors (“Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”). Under the Incentive Plan, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, and performance restricted stock units to directors and other employees or those of our subsidiaries. On February 16, 2016 and February 27, 2018, the Board

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
approved the amendment and restatement of the Incentive Plan to increase the number of shares issuable under the Amended and Restated LTIP. The Company’s shareholders ratified the amended and restated Incentive Plan on June 2, 2016 and May 8, 2018, respectively. The maximum number of shares that may be granted under the LTIP is 6.0 million shares of common stock. At December 31, 2020, 1.4 million shares were available for future grants and awards under the LTIP.
    Restricted stock and restricted stock units awarded under the Incentive Plan are subject to restrictions, terms, and conditions, including forfeitures, as may be determined by the Board. During the period in which such restrictions apply, unless specifically provided otherwise in accordance with the terms of the Incentive Plan, the recipient of the restricted stock would be the record owner of the shares and have all of the rights of a stockholder with respect to the shares, including the right to vote and the right to receive dividends or other distributions made or paid with respect to the shares. The recipient of restricted stock units shall not have any of the rights of a stockholder of the Company until such units vest and convert into shares of common stock. The fair value of the restricted stock and stock units is generally determined based upon the quoted market price of our common stock on the date of grant. Restricted stock awards generally vest ratably over a four-year period. Restricted stock units do not vest ratably, rather they generally vest in full at the end of three years, while some restricted stock units vest over the same period of time with a one-year cliff.
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
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2020	2019	2018
Restricted Stock Awards	$3,939	$3,490	$3,483
Restricted Stock Units	$1,510	$1,269	$835
Stock Option Awards	$1,660	$1,454	$1,878
Employee Stock Purchase Plan
    On February 27, 2018, our Board approved the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”). Beginning in 2019, eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 500 thousand shares of common stock. At December 31, 2020, 287 thousand shares remained available under the ESPP.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
During each of the years ended December 31, 2020 and 2019, we recognized $0.2 million of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. During the years ended December 31, 2020 and 2019, employees purchased 145 thousand and 68 thousand shares under the ESPP, respectively.
Management Stock Purchase Plan
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2020, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	538	$16.95
Granted	337	16.97
Vested	(225)	16.83
Forfeited	(21)	18.53
Unvested balance at December 31, 2020	629	$16.89
    The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2020, 2019, and 2018 was $3.8 million, $3.7 million, and $3.3 million, respectively. The estimated weighted-average grant-date fair value per share of restricted stock and restricted stock units granted during the years ended December 31, 2020, 2019, and 2018 was $16.97, $17.43, and $17.47, respectively.
    As of December 31, 2020 and 2019, there was approximately $7.1 million and $6.3 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.68 years and 1.69 years, respectively.
Performance Restricted Stock Units
The following table summarizes our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	146	$16.33
Granted	47	19.73
Vested	(54)	14.60
Forfeited	—	—
Unvested balance at December 31, 2020	139	$18.02
    The granted performance restricted stock units had a fair value of approximately $0.9 million, $0.8 million, and $0.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, and are subject to certain annual performance targets based on three-year performance periods as defined by our Board. The estimated weighted-average grant-date fair value per share of performance restricted stock units granted during the years ended December 31, 2020, 2019, and 2018 was $19.73, $17.00, and $17.34, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    As of December 31, 2020 and 2019, there were approximately $1.0 million and $0.9 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.75 years and 1.74 years, respectively.
Stock Option Grants
    The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2020, 2019, and 2018 are presented below.

	2020	2019	2018
Expected life from date of grant (years)	5.3	5.3	5.3
Expected volatility	33.2%	34.3%	36.2%
Risk-free interest rate	1.31%	2.46%	2.50%
    The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2019	2,030	$19.31	4.7	$7,981
Issued	279	19.73
Exercised	—	—
Forfeited / canceled	(181)	20.56
Outstanding balance at December 31, 2020	2,128	$19.26	4.1	$—
Exercisable, end of year	1,451	$19.86	3.1	$—
    The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2020, 2019, and 2018 was $6.30, $5.98, and $6.30, respectively.
    As of December 31, 2020 and 2019, there were approximately $2.8 million and $2.7 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.68 years and 1.69 years, respectively.
Note 19—Benefit Plans
Defined Contribution Plans
    We maintain defined contribution plans for our employees. All eligible employees, including our U.S. Oil & Refining Co. employees beginning January 1, 2020, may participate in our Par plan after thirty days of service. For all employees participating in the Par plan, excluding participating U.S. Oil union employees, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. Beginning in January 2021 and as part of cost reductions in response to the impact of the COVID-19 pandemic on our businesses, we have temporarily suspended matching employee contributions for salaried employees with 2020 annual earnings in excess of the IRS highly compensated limit of $130,000. For the years ended December 31, 2020, 2019, and 2018, we made contributions to the plans totaling approximately $5.6 million, $5.6 million, and $4.0 million, respectively.
Defined Benefit Plans
    We maintain defined benefit pension plans (the “Benefit Plans”) covering eligible Wyoming Refining employees and the employees of U.S. Oil covered by a collective bargaining agreement. Benefits under our Wyoming Refining plan are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
years of employment. Benefits under our U.S. Oil plan are based on the employee’s hourly rate of compensation at the beginning of each year of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. In December 2016 and March 2021, the Wyoming Refining plan was amended to freeze all future benefit accruals for salaried and hourly plan participants, respectively.
    The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$52,142	$27,539
Acquired	—	16,831
Service cost	1,347	910
Interest cost	1,642	1,794
Actuarial loss (1)	7,038	6,688
Benefits paid	(1,690)	(1,620)
Projected benefit obligation as of the end of the period	$60,479	$52,142

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$42,866	$20,254
Acquired	—	16,027
Actual return (loss) on plan assets	4,860	6,405
Employer contributions	125	1,800
Benefits paid	(1,690)	(1,620)
Fair value of plan assets as of the end of the period	$46,161	$42,866
____________________________________________________
(1)For the year ended December 31, 2020, the change in the actuarial loss was due to a decrease in the discount rate, new entrants to the plan, and salary changes, partially offset by demographic assumption changes. For the year ended December 31, 2019, the change in the actuarial loss was due to a decrease in the discount rate, partially offset by differences between actual activity and actuarial assumptions and demographic assumption changes.
The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets. The reconciliation of the underfunded status of our Benefit Plans of December 31, 2020 and 2019 was as follows:

	2020	2019
Projected benefit obligation	$60,479	$52,142
Fair value of plan assets	46,161	42,866
Underfunded status	$14,318	$9,276

Gross amounts recognized in accumulated other comprehensive income (loss): (1)
Net actuarial gain (loss)	$(6,946)	$(2,622)
____________________________________________________
(1)As of December 31, 2020, we had no service costs recognized in accumulated other comprehensive income.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2020, 2019, and 2018 and net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	2.65%	3.30%	4.20%
Rate of compensation increase	3.00%	3.00%	3.00%
U.S. Oil plan
Discount rate (1)	2.35%	3.10%	—%
Rate of compensation increase	3.00%	3.00%	—%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	3.30%	4.20%	3.65%
Expected long-term rate of return (2)	6.25%	6.50%	6.50%
Rate of compensation increase	3.00%	3.00%	3.00%
U.S. Oil plan
Discount rate (1)	3.10%	4.10%	—%
Expected long-term rate of return (2)	6.00%	6.00%	—%
Rate of compensation increase	3.00%	3.00%	—%
_________________________________________________________
(1)In determining the discount rate, we use pricing and yield information for high-quality corporate bonds that result in payments similar to the estimated distributions of benefits from our plans.
(2)The expected long-term rate of return is based on the target asset allocation of each plan and capital market assumptions developed using forward-looking models and historical market data and trends.
    The net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018 includes the following components:

	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$1,347	$910	$548
Interest cost	1,642	1,794	1,107
Expected return on plan assets	(2,323)	(1,972)	(1,258)
Amortization of net loss	176	95	—
Amortization of prior service cost	1	3	—
Net periodic benefit cost	$843	$830	$397
    The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) on our consolidated statement of operations for the years ended December 31, 2020, 2019, and 2018. The other components of net periodic benefit cost are included in Other income, net on our consolidated statement of operations for the years ended December 31, 2020, 2019, and 2018.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2020 is as follows:

	Target	Actual
Asset category:
Equity securities	54%	54%
Debt securities	35%	35%
Real estate	11%	11%
Total	100%	100%
    The weighted-average asset allocation for our U.S. Oil plan at December 31, 2020 is as follows:

	Target	Actual
Asset category:
Equity securities	56%	59%
Debt securities	43%	41%
Cash and Cash Equivalents	1%	—%
Total	100%	100%
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
    We intend to contribute $0.2 million to the Wyoming Refining plan during 2021. We do not intend to make any contributions to the U.S. Oil plan during 2021. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2021	$2,012
2022	2,098
2023	2,229
2024	2,260
2025	2,468
Thereafter	13,806
$24,873
Note 20—Income (Loss) Per Share
    Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 61 thousand shares during the year ended December 31, 2020 and 354 thousand shares during each of the years ended December 31, 2019 and 2018. The common stock warrants are included in the calculation of basic income (loss) per share because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(409,086)	$40,809	$39,427
Less: Undistributed income allocated to participating securities (1)	—	438	556
Net income (loss) attributable to common stockholders	(409,086)	40,371	38,871
Plus: Net income effect of convertible securities	—	—	—
Numerator for diluted income (loss) per common share	$(409,086)	$40,371	$38,871

Basic weighted-average common stock shares outstanding	53,295	50,352	45,726
Plus: dilutive effects of common stock equivalents (2)	—	118	29
Diluted weighted-average common stock shares outstanding	53,295	50,470	45,755

Basic income (loss) per common share	$(7.68)	$0.80	$0.85
Diluted income (loss) per common share	$(7.68)	$0.80	$0.85

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	475	182	68
Shares of stock options	2,229	1,577	1,304
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes	2,704	5,122	6,389
________________________________________________________
(1)Participating securities include restricted stock that has been issued but had not yet vested. These participating securities were fully vested as of December 31, 2019.
(2)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the year ended December 31, 2020.
Note 21—Income Taxes
    As of December 31, 2020, we had approximately $1.7 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For the year ended December 31, 2020, we recorded an income tax benefit of $20.7 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments. For the year ended December 31, 2019, we recorded an income tax benefit of $69.7 million primarily driven by a $64.2 million benefit associated with the partial release of our valuation allowance in connection with the recognition of deferred tax liabilities acquired as part of the Washington Acquisition. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2020 and 2019.
    In connection with our emergence from bankruptcy on August 31, 2012, we experienced an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of NOL carryforwards and other tax attributes arising before an ownership change that may be used to offset taxable income after an ownership change. We believe that we have qualified for an exception to the general limitation rules under Code Section 382(l)(5) which provides for substantially less restrictive limitations on our NOL carryforwards. Our amended and restated certificate of incorporation places restrictions upon the ability of certain equity interest holders to transfer their ownership interest in us. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our NOL carryforwards.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of December 31, 2020.
    Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our NOL carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which our refining, logistics, and retail revenues are derived are not the same states in which our NOLs were incurred; therefore, we expect to incur state tax liabilities in connection with our refining, logistics, and retail operations.
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
    Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S.—Federal	$—	$(3,203)	$(328)
U.S.—State	51	400	—
Foreign	125	—	—
Deferred:
U.S.—Federal	(20,509)	(58,461)	426
U.S.—State	(387)	(8,425)	235
Total	$(20,720)	$(69,689)	$333
    Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1%	(1.1)%	0.6%
Change in valuation allowance related to current activity	(14.0)%	227.1%	(21.3)%
Permanent items	(2.3)%	(4.3)%	1.3%
Provision to return adjustments and other	—%	(1.4)%	(0.8)%
Actual income tax rate	4.8%	241.3%	0.8%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
    Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss	$427,245	$373,717
Intangible assets	2,958	—
Environmental credit obligations	25,994	771
Other	22,551	18,789
Total deferred tax assets	478,748	393,277
Valuation allowance	(411,422)	(330,251)
Net deferred tax assets	67,326	63,026
Deferred tax liabilities:
Inventory	10,328	5,738
Property and equipment	58,122	64,281
Investment in Laramie Energy	4,522	11,609
Convertible notes	—	2,285
Intangible assets	—	750
Other	—	4,904
Total deferred tax liabilities	72,972	89,567
Total deferred tax liability, net	$(5,646)	$(26,541)
    We have NOL carryforwards as of December 31, 2020 of $1.7 billion for federal income tax purposes. If not utilized, the NOL carryforwards will expire during 2028 through 2036.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 22—Segment Information
    We report the results for the following four reportable segments: (i) Refining, (ii) Logistics, (iii) Retail, and (iv) Corporate and Other. Commencing in the first quarter of 2018, the results of operations of Northwest Retail are included in our retail segment. Commencing January 11, 2019, the results of operations of the Washington Acquisition are included in our refining and logistics segments.
    Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2020	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$2,886,701	$180,909	$363,713	$(306,453)	$3,124,870
Cost of revenues (excluding depreciation)	2,908,870	110,385	234,885	(306,443)	2,947,697
Operating expense (excluding depreciation)	199,738	13,581	64,108	—	277,427
Depreciation, depletion, and amortization	53,930	21,899	10,692	3,515	90,036
Impairment expense	55,989	—	29,817	—	85,806
General and administrative expense (excluding depreciation)	—	—	—	41,288	41,288
Acquisition and integration costs	—	—	—	614	614
Operating income (loss)	$(331,826)	$35,044	$24,211	$(45,427)	$(317,998)
Interest expense and financing costs, net					(70,222)
Debt extinguishment and commitment costs					—
Other income, net					1,049
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(46,905)
Loss before income taxes					(429,806)
Income tax benefit					20,720
Net loss					$(409,086)

Total assets	$1,478,603	$444,800	$193,365	$17,093	$2,133,861
Goodwill	39,821	55,232	32,944	—	127,997
Capital expenditures	38,781	20,898	2,547	1,296	63,522
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $306.5 million for the year ended December 31, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018

For the year ended December 31, 2019	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$5,167,942	$199,226	$458,889	$(424,541)	$5,401,516
Cost of revenues (excluding depreciation)	4,783,747	112,124	332,302	(424,584)	4,803,589
Operating expense (excluding depreciation)	234,582	11,010	67,307	—	312,899
Depreciation, depletion, and amortization	55,832	17,017	10,035	3,237	86,121
General and administrative expense (excluding depreciation)	—	—	—	46,223	46,223
Acquisition and integration costs	—	—	—	4,704	4,704
Operating income (loss)	$93,781	$59,075	$49,245	$(54,121)	$147,980
Interest expense and financing costs, net					(74,839)
Debt extinguishment and commitment costs					(11,587)
Other income, net					2,516
Change in value of common stock warrants					(3,199)
Change in value of contingent consideration					—
Equity losses from Laramie Energy, LLC					(89,751)
Loss before income taxes					(28,880)
Income tax benefit					69,689
Net income					$40,809

Total assets	$1,907,318	$494,209	$232,150	$66,883	$2,700,560
Goodwill	77,927	55,232	62,760	—	195,919
Capital expenditures	34,492	40,730	6,869	1,829	83,920
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $424.5 million for the year ended December 31, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018

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
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $365.5 million for the year ended December 31, 2018.
Note 23—Related Party Transactions
Convertible Notes Offering
    In June 2016, we issued $115 million in aggregate principal amount of our 5.00% Convertible Senior Notes in a private placement under Rule 144A in the Notes Offering. Please read Note 13—Debt for further discussion.
    Prior to the Notes Offering, we also entered into a backstop convertible note commitment letter with funds managed by Highbridge Capital Management, LLC (“Highbridge”) and funds managed on behalf of Whitebox Advisors, LLC (“Whitebox”) (collectively, the “Backstop Convertible Note Purchasers”), pursuant to which the Backstop Convertible Note Purchasers committed to purchase $100 million aggregate principal amount of senior unsecured convertible notes due 2021, which would be issued in a private offering pursuant to an exemption from the registration requirements of the Securities Act.
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
For the Years Ended December 31, 2020, 2019, and 2018
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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the years ended December 31, 2020, 2019, or 2018.
Note 24—Subsequent Events
Washington Refinery Intermediation Agreement
On February 11, 2021, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term expiry date from June 30, 2021 to March 31, 2022. This amendment also revised certain other terms and conditions, including a revision to the interest rate of MLC receivable advances to be based on another industry standard benchmark rate that will be effective upon LIBOR’s scheduled retirement at the end of 2021. The terms of the new agreement were not materially different from the prior agreement.
Sale-Leaseback Transaction
On February 11, 2021, PHL and Par Property LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, entered into a Purchase Agreement and Escrow Instructions (the “Purchase Agreement”) with MDC Coast HI 1, LLC, a subsidiary of Realty Income Corporation (the “Buyer”), and Fidelity National Title Insurance Company (the “Escrow Agent”), pursuant to which the Sellers and Buyer agreed to consummate a sale-leaseback transaction (the “Sale-Leaseback Transaction”). Under the terms of the Purchase Agreement, the Sellers agreed to sell to the Buyer a total of twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for an aggregate cash purchase price of $116.1 million.
On February 23, 2021, the Sellers and Buyer closed the Sale-Leaseback Transaction with respect to twenty-one (21) Sale-Leaseback Properties for an aggregate cash purchase price of approximately $109.4 million. We anticipate that during the first quarter there will be a separate closing for one additional property, as provided under the Purchase Agreement.
We used approximately $51.7 million of the net cash proceeds to repay the Retail Property Term Loan and related interest rate swap and the PHL Term Loan which were related to certain of the Sale-Leaseback Properties. We expect to use the remaining net cash proceeds of $54.1 million for general corporate purposes.
Upon the closing of the sale of the Sale-Leaseback Properties, PHL entered into a Master Land and Building Lease Agreement (the “Lease Agreement”) with the Buyer, pursuant to which, among other things, PHL leased the Sale-Leaseback Properties from the Buyer, on a commercial triple-net basis, for 15 years, unless earlier terminated. The initial lease term may be extended for up to four five-year renewal terms in accordance with the terms of the Lease Agreement. Under the terms of the Lease Agreement, PHL is responsible for monthly rent and all expenses related to the leased facilities, including, but not limited to, insurance premiums, taxes, and other expenses, such as utilities.
In connection with PHL’s entry into the Lease Agreement, Par Petroleum, LLC, our wholly owned subsidiary, entered into a guaranty agreement in favor of the Buyer, pursuant to which, among other things, Par Petroleum, LLC guaranteed the payment when due of the monthly rent, and all other additional rent, interest, and charges payable by PHL to the Buyer under the Lease Agreement, and the performance by PHL of all the material terms, conditions, covenants, and agreements of the Lease Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018
Note 25—Quarterly Financial Data (Unaudited)
    Summarized quarterly data for the years ended December 31, 2020 and 2019 consisted of the following (in thousands, except per share amounts):

	Year Ended December 31, 2020
	Q1	Q2	Q3	Q4
Revenues	$1,204,083	$515,301	$689,981	$715,505
Operating income (loss)	(181,173)	(25,443)	2,750	(114,132)
Net loss	(222,337)	(40,560)	(14,271)	(131,918)

Net loss per share
Basic	$(4.18)	$(0.76)	$(0.27)	$(2.47)
Diluted	$(4.18)	$(0.76)	$(0.27)	$(2.47)

	Year Ended December 31, 2019
	Q1	Q2	Q3	Q4
Revenues	$1,191,335	$1,409,409	$1,401,638	$1,399,134
Operating income	21,423	48,621	18,405	59,531
Net income (loss)	61,092	28,169	(83,891)	35,439

Net income (loss) per share
Basic	$1.23	$0.56	$(1.65)	$0.68
Diluted	$1.14	$0.56	$(1.65)	$0.68

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$480	$6,309
Restricted cash	330	743
Total cash, cash equivalents, and restricted cash	810	7,052
Prepaid and other current assets	16,983	12,325
Due from subsidiaries	107,995	180,686
Total current assets	125,788	200,063
Property, plant, and equipment
Property, plant, and equipment	21,477	20,961
Less accumulated depreciation, depletion, and amortization	(14,368)	(12,117)
Property, plant, and equipment, net	7,109	8,844
Long-term assets
Operating lease right-of-use (“ROU”) assets	3,714	4,276
Investment in subsidiaries	209,010	636,742
Other long-term assets	723	1,128
Total assets	$346,344	$851,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,301	$—
Accounts payable	2,401	2,597
Accrued taxes	49	—
Operating lease liabilities	750	698
Other accrued liabilities	10,907	14,591
Due to subsidiaries	33,757	125,778
Total current liabilities	95,165	143,664
Long-term liabilities
Long-term debt, net of current maturities	—	44,783
Common stock warrants	—	8,206
Finance lease liabilities	77	223
Operating lease liabilities	4,783	5,629
Other liabilities	45	306
Total liabilities	100,070	202,811
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2020 and December 31, 2019, 54,002,538 shares and 53,254,151 shares issued at December 31, 2020 and December 31, 2019, respectively	540	533
Additional paid-in capital	726,504	715,069
Accumulated deficit	(477,028)	(67,942)
Accumulated other comprehensive income (loss)	(3,742)	582
Total stockholders’ equity	246,274	648,242
Total liabilities and stockholders’ equity	$346,344	$851,053

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating expenses
Depreciation and amortization	$2,900	$2,969	$4,092
General and administrative expense (excluding depreciation)	11,097	20,017	20,721
Acquisition and integration costs	—	28	10,118
Total operating expenses	13,997	23,014	34,931

Operating loss	(13,997)	(23,014)	(34,931)

Other income (expense)
Interest expense and financing costs, net	(4,982)	(9,952)	(10,867)
Debt extinguishment and commitment costs	—	(6,091)	—
Other income (expense), net	(3)	2,303	1,155
Change in value of common stock warrants	4,270	(3,199)	1,801
Equity in earnings (losses) from subsidiaries	(394,197)	81,097	81,942
Total other income (expense), net	(394,912)	64,158	74,031

Income (loss) before income taxes	(408,909)	41,144	39,100
Income tax benefit (expense)	(177)	(335)	327
Net income (loss)	$(409,086)	$40,809	$39,427

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(409,086)	$40,809	$39,427
Other comprehensive income (loss): (1)
Other post-retirement benefits income (loss), net of tax	(4,324)	(2,091)	529
Total other comprehensive income (loss), net of tax	(4,324)	(2,091)	529
Comprehensive income (loss)	$(413,410)	$38,718	$39,956
____________________________________________________
(1)Other comprehensive income (loss) relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(409,086)	$40,809	$39,427
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,900	2,969	4,092
Non-cash interest expense	2,518	4,600	4,925
Change in value of common stock warrants	(4,270)	3,199	(1,801)
Stock-based compensation	7,342	6,437	6,196
Equity in losses (income) of subsidiaries	394,197	(81,097)	(81,942)
Debt extinguishment and commitment costs	—	6,091	—
Net changes in operating assets and liabilities:
Prepaid and other assets	(4,253)	1,592	(2,604)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(187)	(8,441)	5,601
Net cash used in operating activities	(10,839)	(23,841)	(26,106)
Cash flows from investing activities:
Investments in subsidiaries	—	—	—
Distributions from subsidiaries	4,113	16,673	—
Capital expenditures	(1,296)	(1,829)	(3,682)
Due to (from) subsidiaries	5,768	(6,519)	(25,102)
Other investing activities	14	31	—
Net cash provided by (used in) investing activities	8,599	8,356	(28,784)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	—	19,318
Proceeds from borrowings	14,437	63,406	10,770
Repayments of borrowings	(18,603)	(76,323)	(11,253)
Payment of deferred loan costs	—	(252)	—
Exercise of stock options	—	8,171	—
Payment for debt extinguishment and commitment costs	—	(1,899)	—
Other financing activities, net	164	(10)	(860)
Net cash provided by (used in) financing activities	(4,002)	(6,907)	17,975
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,242)	(22,392)	(36,915)
Cash, cash equivalents, and restricted cash at beginning of period	7,052	29,444	66,359
Cash, cash equivalents, and restricted cash at end of period	$810	$7,052	$29,444
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(2,475)	$(5,357)	$(5,750)
Taxes	(28)	(220)	(49)
Non-cash investing and financing activities:
Accrued capital expenditures	$233	$497	$714
ROU assets obtained in exchange for new finance lease liabilities	173	198	539
ROU assets obtained in exchange for new operating lease liabilities	—	134	—
Common stock issued for business combination	—	36,980	—
Non-cash contribution to subsidiary for business combination	—	(36,980)	—
Common stock issued to repurchase convertible notes	—	74,290	—
This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2021.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on March 8, 2021.

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