Form 10-K/A
period 2020-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2021-04-08
CIK 821483

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
i

EXPLANATORY NOTE

Par Pacific Holdings, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2021 (the “Original Form 10-K”), to include a revised consent of Deloitte & Touche LLP, our independent registered accounting firm, to correctly reflect the references to registration statements that incorporate by reference the reports of Deloitte & Touche LLP in the Original Form 10-K.
This Amended Form 10-K also updates, amends, and supplements Item 15 of the Original Form 10-K to include the filing of new Exhibits 31.3 and 31.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

10.44	Form of Exchange Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2019.

10.45	Pledge and Security Agreement dated as of December 21, 2017 among Par Petroleum, LLC and Wilmington Trust, National Association, as collateral trustee.+

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Deloitte & Touche LLP+

23.2	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.+

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.+

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.+

101.SCH	Inline XBRL Taxonomy Extension Schema Documents. +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. +

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). +

*	Filed herewith.
***	Furnished herewith.
****	Management contract or compensatory plan or arrangement.
#
Confidential treatment has been granted for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the SEC.

+	Previously filed or furnished, as applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2021.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer