Form 10-Q
period 2021-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2021-05-07
CIK 821483

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
For the quarterly period ended March 31, 2021

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

60,183,788 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$214,733	$68,309
Restricted cash	2,000	2,000
Total cash, cash equivalents, and restricted cash	216,733	70,309
Trade accounts receivable, net of allowances of $0.5 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively	155,886	111,657
Inventories	579,206	429,855
Prepaid and other current assets	24,913	24,648
Total current assets	976,738	636,469
Property, plant, and equipment
Property, plant, and equipment	1,158,438	1,183,878
Less accumulated depreciation, depletion, and amortization	(269,266)	(251,113)
Property, plant, and equipment, net	889,172	932,765
Long-term assets
Operating lease right-of-use assets	427,577	357,166
Intangible assets, net	18,227	18,892
Goodwill	127,997	127,997
Other long-term assets	62,759	60,572
Total assets	$2,502,470	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$58,816	$59,933
Obligations under inventory financing agreements	592,621	423,686
Accounts payable	136,567	106,945
Deferred revenue	6,980	4,083
Accrued taxes	29,810	27,440
Operating lease liabilities	57,889	56,965
Other accrued liabilities	307,991	199,628
Total current liabilities	1,190,674	878,680
Long-term liabilities
Long-term debt, net of current maturities	597,185	648,660
Finance lease liabilities	7,350	7,925
Operating lease liabilities	375,384	304,355
Other liabilities	55,810	47,967
Total liabilities	2,226,403	1,887,587
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020, 60,141,841 shares and 54,002,538 shares issued at March 31, 2021 and December 31, 2020, respectively	601	540
Additional paid-in capital	814,467	726,504
Accumulated deficit	(539,255)	(477,028)
Accumulated other comprehensive income (loss)	254	(3,742)
Total stockholders’ equity	276,067	246,274
Total liabilities and stockholders’ equity	$2,502,470	$2,133,861

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$888,680	$1,204,083

Operating expenses
Cost of revenues (excluding depreciation)	888,863	1,210,211
Operating expense (excluding depreciation)	74,188	73,391
Depreciation, depletion, and amortization	22,880	21,283
Impairment expense	—	67,922
Gain on sale of assets, net	(64,912)	—
General and administrative expense (excluding depreciation)	11,885	11,784
Acquisition and integration costs	438	665
Total operating expenses	933,342	1,385,256

Operating loss	(44,662)	(181,173)

Other income (expense)
Interest expense and financing costs, net	(18,151)	(18,674)
Debt extinguishment and commitment costs	(1,507)	—
Gain on curtailment of pension obligation	2,032	—
Other income, net	61	24
Change in value of common stock warrants	—	4,270
Equity losses from Laramie Energy, LLC	—	(45,031)
Total other income (expense), net	(17,565)	(59,411)

Loss before income taxes	(62,227)	(240,584)
Income tax benefit	—	18,247
Net Loss	$(62,227)	$(222,337)

Loss per share
Basic	$(1.15)	$(4.18)
Diluted	$(1.15)	$(4.18)
Weighted-average number of shares outstanding
Basic	54,280	53,153
Diluted	54,280	53,153

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
Net Loss	$(62,227)	$(222,337)
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	3,996	—
Total other comprehensive income (loss), net of tax	3,996	—
Comprehensive income (loss)	$(58,231)	$(222,337)
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(62,227)	$(222,337)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	22,880	21,283
Impairment expense	—	67,922
Debt extinguishment and commitment costs	1,507	—
Non-cash interest expense	1,843	1,634
Non-cash lower of cost and net realizable value adjustment	(10,595)	182,366
Change in value of common stock warrants	—	(4,270)
Deferred taxes	—	(18,373)
Gain on sale of assets, net	(64,912)	—
Stock-based compensation	1,886	1,615
Unrealized (gain) loss on derivative contracts	(6,922)	28,351
Equity (earnings) losses from Laramie Energy, LLC	—	45,031
Net changes in operating assets and liabilities:
Trade accounts receivable	(45,029)	30,989
Prepaid and other assets	2,867	20,719
Inventories	(139,143)	119,888
Deferred turnaround expenditures	(5,602)	(1,593)
Obligations under inventory financing agreements	124,393	(204,375)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	148,317	(54,351)
Net cash provided by (used in) operating activities	(30,737)	14,499
Cash flows from investing activities:
Capital expenditures	(8,178)	(14,948)
Proceeds from sale of assets	102,856	5
Net cash provided by (used in) investing activities	94,678	(14,943)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	87,401	—
Proceeds from borrowings	39,409	55,000
Repayments of borrowings	(86,719)	(64,762)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	44,542	(52,069)
Purchase of common stock for retirement	(1,321)	—
Payments for debt extinguishment and commitment costs	(887)	—
Other financing activities, net	58	(1,660)
Net cash provided by (used in) financing activities	82,483	(63,491)
Net increase (decrease) in cash, cash equivalents, and restricted cash	146,424	(63,935)
Cash, cash equivalents, and restricted cash at beginning of period	70,309	128,428
Cash, cash equivalents, and restricted cash at end of period	$216,733	$64,493
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(17,373)	$(8,552)
Taxes	—	97
Non-cash investing and financing activities:
Accrued capital expenditures	$2,295	$7,301
Value of warrants reclassified to equity	—	3,936
ROU assets obtained in exchange for new finance lease liabilities	1,072	1,590
ROU assets obtained in exchange for new operating lease liabilities	85,426	2,996
ROU assets terminated in exchange for release from operating lease liabilities	—	7,738

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
Exercise of common stock warrants	351	3	3,933	—		3,936
Stock-based compensation	296	3	1,612	—	—	1,615
Purchase of common stock for retirement	(64)	(1)	(1,067)	—	—	(1,068)
Net loss	—	—	—	(222,337)	—	(222,337)
Balance, March 31, 2020	53,837	$538	$719,547	$(290,279)	$582	$430,388

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,343	—	—	87,401
Stock-based compensation	461	3	1,883	—	—	1,886
Purchase of common stock for retirement	(76)	—	(1,321)	—	—	(1,321)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	3,996	3,996
Net loss	—	—	—	(62,227)	—	(62,227)
Balance, March 31, 2021	60,142	$601	$814,467	$(539,255)	$254	$276,067

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Note 1—Overview
    Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries, including one idled refinery, with total operating throughput capacity of over 150 Mbpd in Hawaii, Wyoming, and Washington.
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele and “76” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Through March 31, 2021, we completed the rebranding of all company-operated convenience stores in Washington and Idaho to “nomnom,” our proprietary brand.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies regions that primarily transports and stores our crude oil and refined products for our refineries and transports refined products to our retail sites or third-party purchasers.
    As of March 31, 2021, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
    The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
    The worldwide spread and severity of the COVID-19 coronavirus and certain developments in the global crude oil markets have impacted our businesses, people, and operations. We are continuing to actively respond to these ongoing matters and many uncertainties remain. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 pandemic’s impact on our estimates and assumptions, financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry, and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three months ended March 31, 2021 or 2020.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$5,219	$4,628
Operating expense	12,802	14,451
General and administrative expense	880	801
Benefit Plans
We maintain defined benefit pension plans covering eligible Wyoming Refining employees and the employees of U.S. Oil covered by a collective bargaining agreement. In March 2021, the Wyoming Refining plan was amended (the “Plan Amendment”) to freeze all future benefit accruals for hourly plan participants. The Plan Amendment reduced the projected benefit obligation by $6.0 million. We recorded a $2.0 million Gain on curtailment of pension obligation in our condensed consolidated statements of operations for the three months ended March 31, 2021, and an unrealized actuarial gain of $4.0 million as Other post-retirement benefits income (loss), net of tax, in our condensed consolidated statements of other comprehensive income for the three months ended March 31, 2021. The projected benefit obligation estimate was determined based on the present value of projected future benefit payments similar to the evaluation done for the estimate as of December 31, 2021. In determining the discount rate, we used pricing and yield information for high-quality corporate bonds that result in payments similar to the estimated distributions of benefits from our plans. The weighted average discount rate used to determine benefit obligations increased from 2.65% to 3.25%, or 23%, from December 31, 2020 to March 31, 2021. The estimated rate of compensation increase remained 3.00%.
Recent Accounting Pronouncements
    There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Accounting Principles Adopted
    On December 31, 2020, we adopted Accounting Standards Update (“ASU”) No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), using the required retrospective transition method. This ASU amended, added, and removed certain disclosure requirements under FASB ASC Topic 715 “Compensation—Retirement Benefits.” Our adoption of ASU 2018-14 did not have a material impact on our financial condition, results of operations, cash flows, or related disclosures.
On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). We adopted this ASU under the prospective method and information that was presented prior to January 1, 2021 has not been restated and continues to be reported under the accounting standards in effect for that period. This

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

ASU simplified the accounting for income taxes by removing certain exceptions to general principles and clarified and amended guidance to improve consistency under FASB ASC Topic 740 “Income Taxes.” Our adoption of ASU 2019-12 did not have a material impact on our financial condition, results of operations, and cash flows.
On February 11, 2021, we elected to adopt ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) following our execution of an amendment to the Washington Refinery Intermediation Agreement which included transition guidance on the interest rate of the Merrill Lynch Commodities, Inc. (“MLC”) receivable advances (“MLC receivable advances”) to U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”) to be based on another industry standard benchmark rate that will be effective upon the London Interbank Offered Rate’s (“LIBOR”) scheduled retirement at the end of 2021. These ASUs provide for optional expedients and allowable exceptions to GAAP to ease the potential burden in recognizing the effects of reference rate reform, especially in regards to the cessation of LIBOR. ASU 2020-04 and ASU 2021-01 are applicable to contract modifications that meet certain requirements and are entered into between March 12, 2020 and December 31, 2022. Our adoption of ASUs 2020-04 and 2021-01 did not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Investment in Laramie Energy, LLC
    As of March 31, 2021, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
    Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $130.6 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of March 31, 2021, the balance outstanding on the revolving credit facility was approximately $190.6 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us. Laramie Energy’s credit facility matures on December 15, 2021.
    During the year ended December 31, 2020, Laramie Energy incurred losses that reduced the book value of our investment to zero, and as of December 31, 2020, we had discontinued the application of the equity method of accounting for our investment in Laramie Energy. As such, the balance of our investment in Laramie Energy was zero as of March 31, 2021 and December 31, 2020.
    Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$88,217	$34,573
Non-current assets	348,586	355,538
Current liabilities	272,677	217,523
Non-current liabilities	44,279	93,193

	Three Months Ended March 31,
	2021	2020
Natural gas and oil revenues	$82,348	$34,713
Income from operations	47,209	1,369
Net income	40,451	574
Laramie Energy’s net income includes (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation, depletion, and amortization	$6,984	$9,279
Unrealized (gain) loss on derivative instruments	(549)	(2,414)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Note 4—Revenue Recognition
    As of March 31, 2021 and December 31, 2020, receivables from contracts with customers were $152.0 million and $104.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $7.0 million and $4.1 million as of March 31, 2021 and December 31, 2020, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended March 31, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$277,579	$—	$63,822
Distillates (1)	350,799	—	5,068
Other refined products (2)	209,780	—	—
Merchandise	—	—	21,286
Transportation and terminalling services	—	41,309	—
Other revenue	597	—	1,012
Total segment revenues (3)	$838,755	$41,309	$91,188

Three Months Ended March 31, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$286,598	$—	$72,847
Distillates (1)	583,708	—	8,450
Other refined products (2)	264,167	—	—
Merchandise	—	—	21,029
Transportation and terminalling services	—	59,150	—
Other revenue	13,653	—	487
Total segment revenues (3)	$1,148,126	$59,150	$102,813
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 5—Inventories
    Inventories at March 31, 2021 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$128,343	$119,747	$248,090
Refined products and blendstock	131,385	119,817	251,202
Warehouse stock and other (2)	79,914	—	79,914
Total	$339,642	$239,564	$579,206

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

    Inventories at December 31, 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$88,307	$75,340	$163,647
Refined products and blendstock	112,146	83,601	195,747
Warehouse stock and other (2)	70,461	—	70,461
Total	$270,914	$158,941	$429,855
________________________________________________________
(1)Please read Note 7—Inventory Financing Agreements for further information.
(2)Includes $36.3 million and $26.7 million of RINs and environmental credits, reported at cost, as of March 31, 2021 and December 31, 2020, respectively. RINs and environmental obligations of $260.0 million and $150.5 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
    As of March 31, 2021, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2020, there was a $10.6 million reserve for the lower of cost or net realizable value of inventory. As of March 31, 2021, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $10.8 million. Our LIFO inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of December 31, 2020.
Note 6—Prepaid and Other Current Assets
    Prepaid and other current assets at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Collateral posted with broker for derivative instruments (1)	$2,376	$1,489
Prepaid insurance	10,039	14,932
Derivative assets	6,403	1,346
Other	6,095	6,881
Total	$24,913	$24,648
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.
Note 7—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	March 31, 2021	December 31, 2020
Supply and Offtake Agreements	$466,071	$312,185
Washington Refinery Intermediation Agreement	126,550	111,501
Obligations under inventory financing agreements	$592,621	$423,686
Supply and Offtake Agreements
We have several agreements with J. Aron & Company LLC (“J. Aron”) to support our Hawaii refining operations (the “Supply and Offtake Agreements”). On May 4, 2021, we amended the Supply and Offtake Agreements and extended the term expiry date from May 31, 2021, to June 30, 2021. We expect to finalize a new multi-year agreement during the second quarter of 2021. As of March 31, 2021, we had no obligations due to J. Aron under this contractual undertakings agreement.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. As of March 31, 2021 and December 31, 2020, the capacity of the Deferred Payment Arrangement was

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

$102.0 million and $80.1 million, respectively. As of March 31, 2021 and December 31, 2020, we had $96.2 million and $78.6 million outstanding, respectively, under the Deferred Payment Arrangement.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreements. As of March 31, 2021 and December 31, 2020, the receivable was $0.2 million and $0.5 million, respectively.
Washington Refinery Intermediation Agreement
    The Washington Refinery Intermediation Agreement with MLC provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. On February 11, 2021, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through March 31, 2022. This amendment also includes transition guidance on the interest rate of the MLC receivable advances to be based on another industry standard benchmark rate that will be effective upon LIBOR’s scheduled retirement at the end of 2021.
    As of March 31, 2021 and December 31, 2020, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $68.0 million and $41.1 million, respectively. Additionally, as of March 31, 2021 and December 31, 2020, we had approximately $95.8 million and $93.6 million in letters of credit outstanding through MLC’s credit support, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended March 31,
	2021	2020
Net fees and expenses:
Supply and Offtake Agreements
Inventory intermediation fees	$3,770	$6,870
Interest expense and financing costs, net	846	1,349
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$971	$1,107
Interest expense and financing costs, net	977	997
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 8—Other Accrued Liabilities

Other accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and other employee benefits	$15,543	$14,916
Gross environmental credit obligations (1)	259,973	150,482
Other	32,475	34,230
Total	$307,991	$199,628
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of March 31, 2021 and December 31, 2020. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $36.3 million and $26.7 million as of March 31, 2021 and December 31, 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Note 9—Debt
    The following table summarizes our outstanding debt (in thousands):

	March 31, 2021	December 31, 2020
5.00% Convertible Senior Notes due 2021	$48,665	$48,665
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024	—	42,494
7.75% Senior Secured Notes due 2025	298,000	300,000
Term Loan B due 2026	225,000	228,125
12.875% Senior Secured Notes due 2026	105,000	105,000
Mid Pac Term Loan due 2028	—	1,399
PHL Term Loan	—	5,840
Principal amount of long-term debt	676,665	731,523
Less: unamortized discount and deferred financing costs	(20,664)	(22,930)
Total debt, net of unamortized discount and deferred financing costs	656,001	708,593
Less: current maturities, net of unamortized discount and deferred financing costs	(58,816)	(59,933)
Long-term debt, net of current maturities	$597,185	$648,660
    As of March 31, 2021 and December 31, 2020, we had $12.9 million and $1.7 million in letters of credit outstanding under the ABL Credit Facility, respectively, and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.
    Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the term loan facility with Goldman Sachs Bank USA (the “Term Loan B Facility”), our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
5.00% Convertible Senior Notes Due 2021
    As of March 31, 2021, the outstanding principal amount of the 5.00% Convertible Senior Notes was $48.7 million, the unamortized discount and deferred financing cost was $0.7 million, and the carrying amount of the liability component was $48.0 million.
ABL Credit Facility
    The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). As of March 31, 2021, the ABL Revolver had no outstanding revolving loans, $12.9 million in letters of credit outstanding, and a borrowing base of approximately $70.5 million.
Retail Property Term Loan
    On March 29, 2019, Par Pacific Hawaii Property Company, LLC (“Par Property LLC”), our wholly owned subsidiary, entered into a term loan agreement (the “Retail Property Term Loan”) with Bank of Hawaii (“BOH”), which provided a term loan in the principal amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the loan agreement previously entered into on January 9, 2019 with BOH (the “Par Pacific Term Loan Agreement”).
    The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. Principal and interest payments were payable monthly based on a 20-year amortization schedule, principal prepayments were allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, was due on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. We recognized approximately $1.4 million of debt extinguishment costs in the three months ended March 31, 2021 related to our prepayment of the loan principal.
7.75% Senior Secured Notes Due 2025
On December 21, 2017, Par Petroleum, LLC and Par Petroleum Finance Corp. (collectively, the “Issuers”), both our wholly owned subsidiaries, completed the issuance and sale of $300 million in aggregate principal amount of 7.75% Senior

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay certain previous credit facilities and a forward sale agreement with J. Aron and for general corporate purposes.
The 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. On March 23, 2021, we repurchased and cancelled $2 million in aggregate principal amount of the 7.75% Senior Secured Notes. As of March 31, 2021, the 7.75% Senior Secured Notes had an outstanding principal balance of $298.0 million.
Mid Pac Term Loan
    On September 27, 2018, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets of the dissolved entity formerly known as Mid Pac Petroleum, LLC), our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, F.S.B., which provided a term loan of up to $1.5 million. We received the proceeds on October 18, 2018, which were used to purchase certain retail property. The Mid Pac Term Loan was scheduled to mature on October 18, 2028.
    The Mid Pac Term Loan was payable monthly, bore interest at an annual rate of 4.375%, was secured by a first-priority lien on the real property purchased with the funds, including leases and rents on the property and the property’s fixed assets and fixtures, and was guaranteed by Par Petroleum, LLC. On March 12, 2021, we terminated and repaid all amounts outstanding under the Mid Pac Term Loan.
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
Cross Default Provisions
    Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2021, we were in compliance with all of our debt instruments.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

    Our open futures and over-the-counter (“OTC”) swaps at March 31, 2021 will settle by October 2021. At March 31, 2021, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	500	(250)	250
Swaps	2,525	(3,025)	(500)
Total	3,025	(3,275)	(250)
    At March 31, 2021, we also had option collars of 25 thousand barrels of crude oil per month that economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel and expire in December 2021.
Interest Rate Derivatives
    We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap.
    Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of March 31, 2021, this embedded derivative was deemed to have a de minimis fair value.
    The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2021 and December 31, 2020 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2021	December 31, 2020
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$6,403	$1,346
Commodity derivatives	Other accrued liabilities	(1,045)	—
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(21,572)	(20,797)
MLC terminal obligation derivative	Obligations under inventory financing agreements	410	(10,161)

Interest rate derivatives	Other accrued liabilities	—	(966)
Interest rate derivatives	Other liabilities	—	(2,027)
_________________________________________________________
(1)Does not include cash collateral of $2.4 million and $1.5 million recorded in Prepaid and other current assets as of March 31, 2021 and December 31, 2020, respectively, and $9.5 million in Other long-term assets as of both March 31, 2021 and December 31, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2021	2020
Commodity derivatives	Cost of revenues (excluding depreciation)	$631	$(57,159)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(775)	(46,645)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(24,372)	82,958
Interest rate derivatives	Interest expense and financing costs, net	104	(2,020)
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
    During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of March 31, 2021, we had no common stock warrants outstanding.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $15.49 per barrel to a premium of $14.05 per barrel as of March 31, 2021. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at March 31, 2021 or December 31, 2020. Please read Note 10—Derivatives for further information on derivatives.
Gross Environmental credit obligations
     Estimates of our gross environmental credit obligations are based on the amount of RINs or other environmental credits required to comply with U.S. Environmental Protection Agency (“EPA”) regulations and the market prices of those RINs or other environmental credits as of the end of the reporting period. The gross environmental credit obligations are classified as Level 2 instruments as we obtain the pricing inputs for our RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 13—Commitments and Contingencies for further information on the EPA regulations related to greenhouse gases.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Financial Statement Impact
    Fair value amounts by hierarchy level as of March 31, 2021 and December 31, 2020 are presented gross in the tables below (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$380	$11,955	$—	$12,335	$(5,932)	$6,403

Liabilities
Commodity derivatives	$(1,382)	$(5,595)	$—	$(6,977)	$5,932	$(1,045)
J. Aron repurchase obligation derivative	—	—	(21,572)	(21,572)	—	(21,572)
MLC terminal obligation derivative	—	—	410	410	—	410
Interest rate derivatives	—	—	—	—	—	—
Gross environmental credit obligations (2)	—	(259,973)	—	(259,973)	—	(259,973)
Total	$(1,382)	$(265,568)	$(21,162)	$(288,112)	$5,932	$(282,180)

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$616	$1,573	$—	$2,189	$(843)	$1,346

Liabilities
Commodity derivatives	$(3)	$(840)	$—	$(843)	$843	$—
J. Aron repurchase obligation derivative	—	—	(20,797)	(20,797)	—	(20,797)
MLC terminal obligation derivative	—	—	(10,161)	(10,161)	—	(10,161)
Interest rate derivatives	—	(2,993)	—	(2,993)	—	(2,993)
Gross environmental credit obligations (2)	—	(150,482)	—	(150,482)	—	(150,482)
Total	$(3)	$(154,315)	$(30,958)	$(185,276)	$843	$(184,433)
_________________________________________________________
(1)Does not include cash collateral of $11.9 million and $11.0 million as of March 31, 2021 and December 31, 2020, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $36.3 million and $26.7 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of March 31, 2021 and December 31, 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, at beginning of period	$(30,958)	$(22,750)
Settlements	34,943	(13,299)
Acquired	—	—
Total gains (losses) included in earnings	(25,147)	40,583
Balance, at end of period	$(21,162)	$4,534
    The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$47,974	$50,128
ABL Credit Facility due 2022 (2)	—	—
7.75% Senior Secured Notes due 2025 (1)	291,611	301,725
Term Loan B Facility due 2026 (1)	217,004	223,605
12.875% Senior Secured Notes due 2026 (1)	99,412	121,013

	December 31, 2020
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$47,301	$50,311
ABL Credit Facility due 2022 (2)	—	—
Retail Property Term Loan due 2024 (2)	41,891	41,891
7.75% Senior Secured Notes due 2025 (1)	293,289	289,521
Term Loan B Facility due 2026 (1)	219,708	215,578
12.875% Senior Secured Notes due 2026 (1)	99,213	112,901
Mid Pac Term Loan due 2028 (2)	1,399	1,399
PHL Term Loan due 2030 (2)	5,792	5,792
_________________________________________________________
(1)The fair value measurements of the 5.00% Convertible Senior Notes, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurements of the ABL Credit Facility, Mid Pac Term Loan, Retail Property Term Loan, and PHL Term Loan are considered Level 3 measurements in the fair value hierarchy.
(3)The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
    The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of March 31, 2021. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
    The fair value of the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

inputs within the fair value hierarchy because the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes may not be actively traded.
    The carrying values of our Retail Property, Mid Pac, and PHL Term Loans were determined to approximate fair value as of December 31, 2020. The Retail Property and PHL Term Loans were repaid in full on February 23, 2021 and the Mid Pac Term Loan was repaid in full on March 12, 2021. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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
    The following table provides information on the amounts (in thousands, except lease term and discount rates) of our right-of-use assets (“ROU assets”) and liabilities as of March 31, 2021 and December 31, 2020 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Finance	Property, plant, and equipment	$19,684	$14,998
Finance	Accumulated amortization	(6,977)	(6,486)
Finance	Property, plant, and equipment, net	$12,707	$8,512
Operating	Operating lease right-of-use assets	427,577	357,166
Total right-of-use assets		$440,284	$365,678

Liabilities
Current
Finance	Other accrued liabilities	$1,391	$1,491
Operating	Operating lease liabilities	57,889	56,965
Long-term
Finance	Finance lease liabilities	7,350	7,925
Operating	Operating lease liabilities	375,384	304,355
Total lease liabilities		$442,014	$370,736

Weighted-average remaining lease term (in years)
Finance		6.69	6.97
Operating		11.42	10.52
Weighted-average discount rate
Finance		7.89%	7.93%
Operating		6.84%	7.59%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

The following table summarizes the lease costs recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost type	2021	2020
Finance lease cost
Amortization of finance lease ROU assets	$490	$480
Interest on lease liabilities	174	167
Operating lease cost	22,377	26,970
Variable lease cost	1,772	2,695
Short-term lease cost	29	199
Net lease cost	$24,842	$30,511
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2021	2020
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,539	$388
Operating cash flows from finance leases	176	162
Operating cash flows from operating leases	19,704	24,986
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,072	1,590
ROU assets obtained in exchange for new operating lease liabilities	85,426	2,996
ROU assets terminated in exchange for release from operating lease liabilities	—	7,738
    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2021 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2021 (1)	$1,500	$67,265	$68,765
2022	1,913	75,600	77,513
2023	1,906	61,733	63,639
2024	1,595	52,070	53,665
2025	1,355	50,728	52,083
2026	890	46,341	47,231
Thereafter	2,284	236,434	238,718
Total lease payments	11,443	590,171	601,614
Less amount representing interest	(2,702)	(156,898)	(159,600)
Present value of lease liabilities	$8,741	$433,273	$442,014
_________________________________________________________
(1)Represents the period from April 1, 2021 to December 31, 2021.
    Additionally, we have $6.6 million in future undiscounted cash flows for operating leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Sale-Leaseback Transaction
On February 11, 2021, PHL and Par Hawaii Property Company, LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, entered into a Purchase Agreement and Escrow Instructions with MDC Coast HI 1, LLC, a subsidiary of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Realty Income Corporation (the “Buyer”), and Fidelity National Title Insurance Company, pursuant to which the Sellers and Buyer agreed to consummate a sale-leaseback transaction (the “Sale-Leaseback Transaction”). Under the terms of the Purchase Agreement, the Sellers agreed to sell to the Buyer a total of twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for an aggregate cash purchase price of $112.8 million, net of transaction fees.
On February 23, 2021, the Sellers and Buyer closed the Sale-Leaseback Transaction with respect to twenty-one (21) Sale-Leaseback Properties for an aggregate cash purchase price of approximately $107.0 million, net of transaction fees. On March 12, 2021, the Sellers and Buyer closed the sale of one additional property for an aggregate cash purchase price of approximately $5.8 million, net of transaction fees. We recognized a gain of $63.9 million as a result of these transactions, which is included in Gain on sale of assets, net on our condensed consolidated statements of operations for the three months ended March 31, 2021.
Upon the closings of the sales of the Sale-Leaseback Properties, PHL entered into a Master Land and Building Lease Agreement (the “Lease Agreement”) with the Buyer, pursuant to which, among other things, PHL leased the Sale-Leaseback Properties from the Buyer, on a commercial triple-net basis, for 15 years, unless earlier terminated. The initial lease term may be extended for up to four five-year renewal terms in accordance with the terms of the Lease Agreement. Under the terms of the Lease Agreement, PHL is responsible for monthly rent and all expenses related to the leased facilities, including, but not limited to, insurance premiums, taxes, and other expenses, such as utilities. As a result of the Sale-Leaseback Transaction, we recorded operating ROU assets and lease liabilities of $81.3 million. Certain of the Sale-Leaseback Properties were treated as failed sale-leaseback transactions based on the terms of the lease. As such, we retained the book value of the assets and recognized a finance liability of $12.4 million included in Other accrued liabilities and Other liabilities on our condensed consolidated balance sheet.
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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2021, we have accrued $16.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

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
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

compliance or selling those RINs on the open market. The EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the acquisition of Par Hawaii Refining, LLC (“PHR”)), Tesoro Corporation (“Tesoro”), and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including a consent decree.
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
For the Interim Periods Ended March 31, 2021 and 2020

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
As of March 31, 2021, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 14—Stockholders’ Equity
Issuance of Common Stock
On March 16, 2021, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “Equity Offering”) of 5.75 million shares of common stock, par value $0.01 per share, at a public offering price of $16.00 per share. We completed the issuance of these shares on March 19, 2021. The net proceeds from the Equity Offering were approximately $87.4 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the Equity Offering for general corporate purposes, including repaying indebtedness, capital expenditures, and funding working capital.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

Incentive Plans
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted Stock Awards	$1,112	$915
Restricted Stock Units	$327	$320
Stock Option Awards	$447	$380
    During the three months ended March 31, 2021, we granted 426 thousand shares of restricted stock and restricted stock units with a fair value of approximately $7.0 million. As of March 31, 2021, there were approximately $12.9 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
    During the three months ended March 31, 2021, we granted 382 thousand stock option awards with a weighted-average exercise price of $16.52 per share. As of March 31, 2021, there were approximately $5.3 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
    During the three months ended March 31, 2021, we granted 64 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $1.1 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of March 31, 2021, there were approximately $1.8 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.
Note 15—Income (Loss) per Share
    Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 249 thousand shares during the three months ended March 31, 2020. The common stock warrants are included in the calculation of basic income (loss) per share for the three months ended March 31, 2020 because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net Loss	$(62,227)	$(222,337)
Less: Undistributed income allocated to participating securities	—	—
Net loss attributable to common stockholders	(62,227)	(222,337)
Plus: Net income effect of convertible securities	—	—
Numerator for diluted loss per common share	$(62,227)	$(222,337)

Basic weighted-average common stock shares outstanding	54,280	53,153
Plus: dilutive effects of common stock equivalents	—	—
Diluted weighted-average common stock shares outstanding	54,280	53,153

Basic loss per common share	$(1.15)	$(4.18)
Diluted loss per common share	$(1.15)	$(4.18)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	674	437
Shares of stock options	2,086	1,939
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes	2,704	2,704

Note 16—Income Taxes
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2021 and December 31, 2020.
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of March 31, 2021 and December 31, 2020.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

    Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$838,755	$41,309	$91,188	$(82,572)	$888,680
Cost of revenues (excluding depreciation)	883,477	22,082	65,872	(82,568)	888,863
Operating expense (excluding depreciation)	53,338	3,896	16,954	—	74,188
Depreciation, depletion, and amortization	14,064	5,254	2,660	902	22,880
Impairment expense	—	—	—	—	—
Loss (gain) on sale of assets, net	(21,259)	—	(43,653)	—	(64,912)
General and administrative expense (excluding depreciation)	—	—	—	11,885	11,885
Acquisition and integration costs	—	—	—	438	438
Operating income (loss)	$(90,865)	$10,077	$49,355	$(13,229)	$(44,662)
Interest expense and financing costs, net					(18,151)
Debt extinguishment and commitment costs					(1,507)
Gain on curtailment of pension obligation					2,032
Other income, net					61
Equity losses from Laramie Energy, LLC					—
Loss before income taxes					(62,227)
Income tax expense					—
Net loss					$(62,227)

Capital expenditures	$4,575	$2,851	$592	$160	$8,178

Three Months Ended March 31, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,148,126	$59,150	$102,813	$(106,006)	$1,204,083
Cost of revenues (excluding depreciation)	1,213,353	31,436	71,430	(106,008)	1,210,211
Operating expense (excluding depreciation)	52,244	4,271	16,876	—	73,391
Depreciation, depletion, and amortization	12,994	4,667	2,799	823	21,283
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	11,784	11,784
Acquisition and integration costs	—	—	—	665	665
Operating income (loss)	$(168,570)	$18,776	$(18,109)	$(13,270)	$(181,173)
Interest expense and financing costs, net					(18,674)
Other income, net					24
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(45,031)
Loss before income taxes					(240,584)
Income tax benefit					18,247
Net loss					$(222,337)

Capital expenditures	$6,083	$7,218	$1,334	$313	$14,948
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $82.6 million and $106.0 million for the three months ended March 31, 2021 and 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2021 and 2020

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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three months ended March 31, 2021 or 2020.
Note 19—Subsequent Events
On May 4, 2021, we amended the Supply and Offtake Agreements and extended the term expiry date from May 31, 2021, to June 30, 2021. We expect to finalize a new multi-year agreement during the second quarter of 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
    We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
    Our business is organized into three primary segments:
1) Refining - We own and operate four refineries, including one idled refinery, with total operating throughput capacity of over 150 Mbpd in Hawaii, Wyoming, and Washington.
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele and “76” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Through March 31, 2021, we completed the rebranding of all company-operated convenience stores in Washington and Idaho to “nomnom,” our proprietary brand.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies regions that primarily transports and stores crude oil and refined products for our refineries and transports refined products to our retail sites or third-party purchasers.
    As of March 31, 2021, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
Recent Events Affecting Comparability of Periods
    The spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, has caused severe disruptions in the worldwide economy, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations. In December 2020 and February 2021, the U.S. Food & Drug Administration granted Emergency Use Authorization (“EUA”) for three vaccines to be distributed in the United States. On April 2, 2021, the Centers for Disease Control and Prevention (“CDC”) announced that individuals who are fully vaccinated can travel domestically at low risk to themselves, though they should still wear masks and adhere to social distancing guidelines and travel is still not recommended.
    In addition to measures we took in 2020 in response to the COVID-19 pandemic, as described in our Annual Report on Form 10-K for the year ended December 31, 2020, we have also undertaken additional liquidity-enhancing measures, including deferring or delaying certain capital expenditures related to turnaround activities at our Washington refinery. We closed sale-leaseback transactions in the first quarter of 2021, in which we sold twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for a net purchase price of $112.8 million. We also entered into a lease on the properties for fifteen (15) years, unless earlier terminated, with up to four 5-year renewal options. On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share resulting in net proceeds to us of approximately $87.4 million, after deducting underwriting discounts and commissions and offering expenses.
We believe the steps we have taken throughout 2020 and more recently in the first quarter of 2021 have strengthened our ability to conduct our operations through current conditions. We are also utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the Internal Revenue Service (“IRS”), Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and various state-specific provisions. We continue to maintain existing processes and procedures, including but not limited to processes and procedures around protection of our technology systems and proprietary data, even though a significant number of our employees are working from home. The health and wellbeing of our employees and customers continue to be our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.

    The financial results contained in this Quarterly Report on Form 10-Q reflect the continuing pandemic-related demand suppression experienced in the first quarter of 2021 in the regions in which we operate. Though vaccine availability is increasing, the COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry. Due to the rapid development and fluidity of the situation, the full magnitude of the impact of COVID-19 on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
    Net Loss. Our financial results for the first quarter of 2021 improved from a net loss of $222.3 million for the three months ended March 31, 2020 to a net loss of $62.2 million for the three months ended March 31, 2021. The increase was primarily driven by a gain of $64.9 million primarily related to the Sale-Leaseback Transaction we closed on February 23, 2021 and March 12, 2021, our 2020 goodwill impairment of $67.9 million related to our Refining and Retail segments, and our 2020 other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy, and a $193.0 million favorable change in lower of cost or net realizable value adjustments, partially offset by a 28% decrease in refining sales volumes, unfavorable crack spreads primarily due to decreased demand as a result of the COVID-19 pandemic, and an increase in the RINs mark-to-market expense driven by higher RINs prices.
    Adjusted EBITDA and Adjusted Net Loss. For the three months ended March 31, 2021, Adjusted EBITDA was a loss of $43.3 million compared to earnings of $13.7 million for the three months ended March 31, 2020. The decrease was primarily related to unfavorable crack spreads and lower sales volumes across our operating segments related to COVID-19 demand destruction, and RINs mark-to-market expense driven by higher RINs prices, partially offset by favorable feedstock costs in Hawaii.
    For the three months ended March 31, 2021, Adjusted Net Loss was a loss of $84.4 million compared to a loss of $27.3 million for the three months ended March 31, 2020. The decrease was primarily related to the factors described above for the decrease in Adjusted EBITDA.

    The following tables summarize our consolidated results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change (1)
Revenues	$888,680	$1,204,083	$(315,403)	(26)%
Cost of revenues (excluding depreciation)	888,863	1,210,211	(321,348)	(27)%
Operating expense (excluding depreciation)	74,188	73,391	797	1%
Depreciation, depletion, and amortization	22,880	21,283	1,597	8%
Impairment expense	—	67,922	(67,922)	(100)%
Loss (gain) on sale of assets, net	(64,912)	—	(64,912)	NM
General and administrative expense (excluding depreciation)	11,885	11,784	101	1%
Acquisition and integration costs	438	665	(227)	(34)%
Total operating expenses	933,342	1,385,256
Operating loss	(44,662)	(181,173)
Other income (expense)
Interest expense and financing costs, net	(18,151)	(18,674)	523	3%
Debt extinguishment and commitment costs	(1,507)	—	(1,507)	NM
Gain on curtailment of pension obligation	2,032	—	2,032	NM
Other income, net	61	24	37	154%
Change in value of common stock warrants	—	4,270	(4,270)	(100)%
Equity losses from Laramie Energy, LLC	—	(45,031)	45,031	100%
Total other income (expense), net	(17,565)	(59,411)
Loss before income taxes	(62,227)	(240,584)
Income tax benefit (expense)	—	18,247	(18,247)	(100)%
Net loss	$(62,227)	$(222,337)
________________________________________________________
(1) NM - Not meaningful
    The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2021 and 2020 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$838,755	$41,309	$91,188	$(82,572)	$888,680
Cost of revenues (excluding depreciation)	883,477	22,082	65,872	(82,568)	888,863
Operating expense (excluding depreciation)	53,338	3,896	16,954	—	74,188
Depreciation, depletion, and amortization	14,064	5,254	2,660	902	22,880
Impairment expense	—	—	—	—	—
Loss (gain) on sale of assets, net	(21,259)	—	(43,653)	—	(64,912)
General and administrative expense (excluding depreciation)	—	—	—	11,885	11,885
Acquisition and integration costs	—	—	—	438	438
Operating income (loss)	$(90,865)	$10,077	$49,355	$(13,229)	$(44,662)

Three months ended March 31, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,148,126	$59,150	$102,813	$(106,006)	$1,204,083
Cost of revenues (excluding depreciation)	1,213,353	31,436	71,430	(106,008)	1,210,211
Operating expense (excluding depreciation)	52,244	4,271	16,876	—	73,391
Depreciation, depletion, and amortization	12,994	4,667	2,799	823	21,283
Impairment expense	38,105	—	29,817	—	67,922
Loss (gain) on sale of assets, net	—	—	—	—	—
General and administrative expense (excluding depreciation)	—	—	—	11,784	11,784
Acquisition and integration costs	—	—	—	665	665
Operating income (loss)	$(168,570)	$18,776	$(18,109)	$(13,270)	$(181,173)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $82.6 million and $106.0 million for the three months ended March 31, 2021 and 2020, respectively.

    Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total Refining Segment
Feedstocks Throughput (Mbpd)	127.4	151.5
Refined product sales volume (Mbpd)	130.0	179.7

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	81.2	94.9
Par East Throughput (Mbpd)	81.2	69.8
Par West Throughput (Mbpd)	—	25.1

Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.7%	24.7%
Distillates	42.9%	48.1%
Fuel oils	27.6%	22.3%
Other products	1.5%	0.6%
Total yield	96.7%	95.7%

Refined product sales volume (Mbpd)
On-island sales volume	77.7	119.5
Exports sales volume	—	—
Total refined product sales volume	77.7	119.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$(0.46)	$0.24
Production costs per bbl ($/throughput bbl) (2)	3.97	3.36
DD&A per bbl ($/throughput bbl)	0.68	0.33

Washington Refinery
Feedstocks Throughput (Mbpd)	31.6	40.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.5%	23.4%
Distillates	36.2%	35.5%
Asphalt	18.0%	18.0%
Other products	18.7%	19.4%
Total yield	97.4%	96.3%

Refined product sales volume (Mbpd)	39.2	43.7

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$(1.33)	$9.94
Production costs per bbl ($/throughput bbl) (2)	4.36	3.40
DD&A per bbl ($/throughput bbl)	1.77	1.42

	Three Months Ended March 31,
	2021	2020
Wyoming Refinery
Feedstocks Throughput (Mbpd)	14.6	15.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.0%	51.0%
Distillates	45.0%	44.7%
Fuel oils	1.4%	1.6%
Other products	1.2%	0.6%
Total yield	96.6%	97.9%

Refined product sales volume (Mbpd)	13.1	16.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$2.35	$(0.81)
Production costs per bbl ($/throughput bbl) (2)	8.10	6.51
DD&A per bbl ($/throughput bbl)	3.11	3.40

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$3.80	$8.11
Pacific Northwest 5-2-2-1 Index (4)	11.46	13.24
Wyoming 3-2-1 Index (5)	20.97	15.86

Crude Oil Prices ($ per barrel)
Brent	$61.32	$50.82
WTI	58.14	45.98
ANS	61.65	52.27
Bakken Clearbrook	57.60	42.67
WCS Hardisty	46.16	27.96
Brent M1-M3	0.81	(0.54)
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Please see discussion of Adjusted Gross Margin below.
(2)Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our condensed consolidated statement of operations, which also includes costs related to our bulk marketing operations.
(3)In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator of our current operations in Hawaii.
(4)We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil.

(5)The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the most representative market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillates (ULSD) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.
    Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Retail Segment
Retail sales volumes (thousands of gallons)	24,801	28,441
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
Adjusted Gross Margin
    Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), impairment expense, inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, and purchase price allocation adjustments), depreciation, depletion, and amortization (“DD&A”); Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis), (gain) loss on sale of assets, and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin. Beginning in the second quarter of 2020, Adjusted Gross Margin also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to 2020, contango gains and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Gross Margin (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Also beginning in the third quarter of 2020, Adjusted Gross Margin excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the three months ended March 31, 2020 to conform to the current period presentation.
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2021	Refining	Logistics	Retail
Operating income (loss)	$(90,865)	$10,077	$49,355
Operating expense (excluding depreciation)	53,338	3,896	16,954
Depreciation, depletion, and amortization	14,064	5,254	2,660
Loss (gain) on sale of assets, net	(21,259)	—	(43,653)
Inventory valuation adjustment	14,175	—	—
LIFO liquidation adjustment	1,888	—	—
RINs loss in excess of net obligation	28,770	—	—
Unrealized gain on derivatives	(4,012)	—	—
Adjusted Gross Margin (1)	$(3,901)	$19,227	$25,316

Three months ended March 31, 2020	Refining	Logistics	Retail
Operating income (loss)	$(168,570)	$18,776	$(18,109)
Operating expense (excluding depreciation)	52,244	4,271	16,876
Depreciation, depletion, and amortization	12,994	4,667	2,799
Impairment expense	38,105	—	29,817
Inventory valuation adjustment	75,324	—	—
RINs loss in excess of net obligation	6,602	—	—
Unrealized loss on derivatives	22,876	—	—
Adjusted Gross Margin (2)	$39,575	$27,714	$31,383
____________________________________________________________________________
(1)For the three months ended March 31, 2021, there was no impairment expense.
(2)For the three months ended March 31, 2020, there was no LIFO liquidation adjustment or loss (gain) on sale of assets.
Adjusted Net Income (Loss) and Adjusted EBITDA
    Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, RINs loss (gain) in excess of net obligation, and impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Beginning in the second quarter of 2020, Adjusted Net Income (Loss) also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to 2020, contango gains and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Net Income (Loss) (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Also beginning in the third quarter of 2020, Adjusted Net Income (Loss) excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the three months ended March 31, 2020 to conform to the current period presentation.
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
    The following table presents a reconciliation of Adjusted Net Loss and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net Loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$(62,227)	$(222,337)
Inventory valuation adjustment	14,175	75,324
LIFO liquidation adjustment	1,888	—
RINs loss in excess of net obligation	28,770	6,602
Unrealized loss (gain) on derivatives	(4,012)	22,876
Acquisition and integration costs	438	665
Debt extinguishment and commitment costs	1,507	—
Changes in valuation allowance and other deferred tax items (1)	—	(18,373)
Change in value of common stock warrants	—	(4,270)
Severance costs	16	149
Gain on sale of assets, net	(64,912)	—
Impairment expense	—	67,922
Impairment of Investment in Laramie Energy, LLC (2)	—	45,294
Par's share of Laramie Energy's unrealized loss (gain) on derivatives (2)	—	(1,110)
Adjusted Net Loss (3)	(84,357)	(27,258)
Depreciation, depletion, and amortization	22,880	21,283
Interest expense and financing costs, net	18,151	18,674
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	—	847
Income tax expense (benefit)	—	126
Adjusted EBITDA	$(43,326)	$13,672
________________________________________
(1)Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax benefit on our condensed consolidated statements of operations.
(2)Included in Equity losses from Laramie Energy, LLC on our condensed consolidated statements of operations.
(3)For the three months ended March 31, 2021 and 2020, there was no change in value of contingent consideration.
Factors Impacting Segment Results
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
    Refining. Operating loss for our refining segment was $90.9 million for the three months ended March 31, 2021, an increase of $77.7 million compared to operating loss of $168.6 million for the three months ended March 31, 2020. The increase in profitability was primarily driven by a $193.0 million favorable change in lower of cost or net realizable value adjustments and favorable feedstock costs at our Hawaii refinery, partially offset by a 28% decrease in sales volume, a $72.0 million increase in RINs mark-to-market expense related to our gross RINs obligation, and unfavorable crack spreads primarily due to decreased demand as a result of the COVID-19 pandemic. Other factors impacting our results period over period include a $7.3 million favorable FIFO impact in 2021 compared to a $15.0 million unfavorable FIFO impact in the same period in 2020 at our Wyoming refinery, our 2020 goodwill impairment of $38.1 million, and a 2021 gain of $21.3 million primarily related to the sale-leaseback transactions we closed on February 23, 2021 and March 12, 2021.
    Logistics. Operating income for our logistics segment was $10.1 million for the three months ended March 31, 2021, a decrease of $8.7 million compared to operating income of $18.8 million for the three months ended March 31, 2020. The decrease is due to a net 28% and 12% lower throughput across our Hawaii and Washington logistics assets, respectively, primarily due to decreased demand as a result of the COVID-19 pandemic and Washington refinery turnaround activities.
    Retail. Operating income for our retail segment was $49.4 million for the three months ended March 31, 2021, an increase of $67.5 million compared to operating loss of $18.1 million for the three months ended March 31, 2020. The increase was primarily due to our 2020 goodwill impairment of $29.8 million with no corresponding impairment in 2021 and a gain of $43.7 million primarily related to the sale-leaseback transactions we closed on February 23, 2021 and March 12, 2021.
Adjusted Gross Margin
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
    Refining. For the three months ended March 31, 2021, our refining Adjusted Gross Margin was a loss of $3.9 million, a decrease of $43.5 million compared to income of $39.6 million for the three months ended March 31, 2020. The decrease was primarily driven by a 28% decline in refining sales volumes, unfavorable crack spreads in Hawaii and Washington, and a $46.9 million RINs mark-to-market expense related to the 2019 and 2020 net obligations due to increasing RINs prices, partially offset by favorable feedstock costs. Adjusted Gross Margin for the Hawaii refineries decreased from $0.24 per barrel during the three months ended March 31, 2020 to a loss of $0.46 per barrel during the three months ended March 31, 2021 primarily due to a 35% decrease in sales volume, a $26.1 million RINs mark-to-market expense, and unfavorable crack spreads, partially offset by favorable feedstock costs. Adjusted Gross margin for the Wyoming refinery decreased $3.16 per barrel primarily due to a 21% decrease in sales volume and an $11.2 million RINs mark-to-market expense. Adjusted Gross Margin for the Washington refinery decreased $11.27 per barrel primarily due to declining crack spreads, a $9.6 million RINs mark-to-market expense, and a 10% decrease in sales volumes.
    Logistics. For the three months ended March 31, 2021, our logistics Adjusted Gross Margin was $19.2 million, a decrease of $8.5 million compared to $27.7 million for the three months ended March 31, 2020. The decrease is due to a net 28% and 12% lower throughput across our Hawaii and Washington logistics assets, respectively, primarily due to decreased demand as a result of the COVID-19 pandemic and Washington refinery turnaround activities.
    Retail. For the three months ended March 31, 2021, our retail Adjusted Gross Margin was $25.3 million, a decrease of $6.1 million when compared to $31.4 million for the three months ended March 31, 2020. The decrease was primarily due to a 15% decrease in fuel margins related to rising crude prices and a 13% decline in sales volumes.
Discussion of Consolidated Results
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
    Revenues. For the three months ended March 31, 2021, revenues were $0.9 billion, a $0.3 billion decrease compared to $1.2 billion for the three months ended March 31, 2020. The decrease was primarily due to a decrease of $0.3 billion in third-party refining segment revenue as a result of a 28% decrease in refining sales volumes and a decrease in average product cracks, partially offset by an increase in refined product prices related to higher crude oil prices. Brent crude oil prices improved to $61.32 per barrel during the first quarter of 2021 compared to $50.82 per barrel during the first quarter of 2020, and WTI crude oil prices improved to $58.14 per barrel during the first quarter of 2021 compared to $45.98 per barrel during the first quarter of 2020.
    Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2021, cost of revenues (excluding depreciation) was $0.9 billion, a $0.3 billion decrease compared to $1.2 billion for the three months ended March 31, 2020. The decrease was primarily driven by lower refining volumes as discussed above, a $193.0 million favorable change in in lower of cost or net realizable value adjustments, and a decrease in purchased products volumes, partially offset by increases to cost of revenues caused by higher Brent and WTI crude oil prices, and a $72.0 million increase in the RINs mark-to-market expense related to our gross RINs obligation. Other factors impacting our results period over period are lower purchased product, feedstock, and logistics costs and unfavorable derivative activity.

    Operating Expense (Excluding Depreciation). For the three months ended March 31, 2021, operating expense (excluding depreciation) was $74.2 million, which was relatively consistent with $73.4 million for the three months ended March 31, 2020.
    Depreciation, Depletion, and Amortization. For the three months ended March 31, 2021, DD&A was $22.9 million, which was relatively consistent with $21.3 million for the three months ended March 31, 2020.
Impairment Expense. During the three months ended March 31, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments as a result of the global economic impact of the COVID-19 pandemic and a steep decline in current and forecasted prices and demand for crude oil and refined products. No such charge was recorded in 2021.
Gain on Sale of Assets. During the three months ended March 31, 2021, we recorded a gain of $64.9 million primarily related to the Sale-Leaseback Transaction we closed on February 23, 2021 and March 12, 2021. No such gain or loss was recorded during the three months ended March 31, 2020.
    General and Administrative Expense (Excluding Depreciation).  For the three months ended March 31, 2021, general and administrative expense (excluding depreciation) was $11.9 million, which was relatively consistent with $11.8 million for the three months ended March 31, 2020.
    Interest Expense and Financing Costs, Net. For the three months ended March 31, 2021, our interest expense and financing costs were $18.2 million, relatively consistent with $18.7 million for the three months ended March 31, 2020.
    Change in Value of Common Stock Warrants. For the three months ended March 31, 2020, the change in value of common stock warrants resulted in income of $4.3 million. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock. During the three months ended March 31, 2020, our stock price decreased from $23.24 per share as of December 31, 2019 to $7.10 per share as of March 31, 2020. During the three months ended March 31, 2021, there were no common stock warrants outstanding.
    Equity Earnings from Laramie Energy, LLC. For the three months ended March 31, 2021, there were no equity earnings (losses) from Laramie Energy, compared to equity losses of $45.0 million for the three months ended March 31, 2020. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
    Income Taxes. For the three months ended March 31, 2021, we did not record any income taxes. For the three months ended March 31, 2020, we recorded an income tax benefit of $18.2 million primarily driven by a $18.4 million benefit associated with a partial release of our valuation allowance in connection with indefinite-lived deferred tax assets from interest expense carryforwards with no expiration.

Consolidating Condensed Financial Information
    On December 21, 2017, Par Petroleum, LLC (the “Issuer”) issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. On January 11, 2019, the Issuers (defined below) entered into a term loan and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto with respect to a $250.0 million term loan (the “Term Loan B”). On June 5, 2020, the Issuers issued their 12.875% Senior Secured Notes due 2026 in a private offering under Rule 144A and Regulation S of the Securities Act. The 7.75% Senior Secured Notes, the Term Loan B, and the 12.875% Senior Secured Notes were co-issued by Par Petroleum Finance Corp. (together with the Issuer, the “Issuers”), which has no independent assets or operations. The 7.75% Senior Secured Notes, Term Loan B, and 12.875% Senior Secured Notes are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC.
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

	As of March 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$3,539	$209,921	$1,273	$214,733
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	155,883	3	155,886
Inventories	—	579,206	—	579,206
Prepaid and other current assets	13,123	11,296	494	24,913
Due from related parties	90,629	—	(90,629)	—
Total current assets	107,621	957,976	(88,859)	976,738
Property, plant, and equipment
Property, plant, and equipment	21,595	1,132,886	3,957	1,158,438
Less accumulated depreciation, depletion, and amortization	(15,034)	(251,446)	(2,786)	(269,266)
Property, plant, and equipment, net	6,561	881,440	1,171	889,172
Long-term assets
Operating lease right-of-use assets	3,567	424,010	—	427,577
Investment in subsidiaries	256,282	—	(256,282)	—
Intangible assets, net	—	18,227	—	18,227
Goodwill	—	125,399	2,598	127,997
Other long-term assets	723	62,036	—	62,759
Total assets	$374,754	$2,469,088	$(341,372)	$2,502,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,974	$10,842	$—	$58,816
Obligations under inventory financing agreements	—	592,621	—	592,621
Accounts payable	1,553	133,536	1,478	136,567
Deferred revenue	—	6,980	—	6,980
Accrued taxes	61	29,749	—	29,810
Operating lease liabilities	703	57,186	—	57,889
Other accrued liabilities	8,121	301,832	(1,962)	307,991
Due to related parties	35,615	20,514	(56,129)	—
Total current liabilities	94,027	1,153,260	(56,613)	1,190,674
Long-term liabilities
Long-term debt, net of current maturities	—	597,185	—	597,185
Finance lease liabilities	43	11,901	(4,594)	7,350
Operating lease liabilities	4,573	370,811	—	375,384
Other liabilities	44	66,032	(10,266)	55,810
Total liabilities	98,687	2,199,189	(71,473)	2,226,403
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	601	—	—	601
Additional paid-in capital	814,467	449,694	(449,694)	814,467
Accumulated earnings (deficit)	(539,255)	(180,879)	180,879	(539,255)
Accumulated other comprehensive income (loss)	254	1,084	(1,084)	254
Total stockholders’ equity	276,067	269,899	(269,899)	276,067
Total liabilities and stockholders’ equity	$374,754	$2,469,088	$(341,372)	$2,502,470

	As of December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$480	$67,147	$682	$68,309
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	111,654	3	111,657
Inventories	—	429,855	—	429,855
Prepaid and other current assets	16,983	7,171	494	24,648
Due from related parties	107,995	—	(107,995)	—
Total current assets	125,788	617,497	(106,816)	636,469
Property, plant, and equipment
Property, plant, and equipment	21,477	1,124,587	37,814	1,183,878
Less accumulated depreciation, depletion, and amortization	(14,368)	(233,927)	(2,818)	(251,113)
Property, plant, and equipment, net	7,109	890,660	34,996	932,765
Long-term assets
Operating lease right-of-use assets	3,714	367,850	(14,398)	357,166
Investment in Laramie Energy, LLC	—	—	—	—
Investment in subsidiaries	209,010	—	(209,010)	—
Intangible assets, net	—	18,892	—	18,892
Goodwill	—	125,399	2,598	127,997
Other long-term assets	723	59,849	—	60,572
Total assets	$346,344	$2,080,147	$(292,630)	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,301	$11,048	$1,584	$59,933
Obligations under inventory financing agreements	—	423,686	—	423,686
Accounts payable	2,401	103,067	1,477	106,945
Deferred revenue	—	4,083	—	4,083
Accrued taxes	49	27,371	20	27,440
Operating lease liabilities	750	60,449	(4,234)	56,965
Other accrued liabilities	10,907	190,031	(1,310)	199,628
Due to related parties	33,757	36,124	(69,881)	—
Total current liabilities	95,165	855,859	(72,344)	878,680
Long-term liabilities
Long-term debt, net of current maturities	—	608,353	40,307	648,660
Common stock warrants	—	—	—	—
Finance lease liabilities	77	7,848	—	7,925
Operating lease liabilities	4,783	309,736	(10,164)	304,355
Other liabilities	45	87,382	(39,460)	47,967
Total liabilities	100,070	1,869,178	(81,661)	1,887,587
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	540	—	—	540
Additional paid-in capital	726,504	307,967	(307,967)	726,504
Accumulated earnings (deficit)	(477,028)	(94,086)	94,086	(477,028)
Accumulated other comprehensive income (loss)	(3,742)	(2,912)	2,912	(3,742)
Total stockholders’ equity	246,274	210,969	(210,969)	246,274
Total liabilities and stockholders’ equity	$346,344	$2,080,147	$(292,630)	$2,133,861

	Three Months Ended March 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$888,680	$—	$888,680

Operating expenses
Cost of revenues (excluding depreciation)	—	888,863	—	888,863
Operating expense (excluding depreciation)	—	74,905	(717)	74,188
Depreciation, depletion, and amortization	666	22,119	95	22,880
Impairment expense	—	—	—	—
Gain on sale of assets, net	—	(11,208)	(53,704)	(64,912)
General and administrative expense (excluding depreciation)	3,105	8,780	—	11,885
Acquisition and integration costs	438	—	—	438
Total operating expenses	4,209	983,459	(54,326)	933,342

Operating income (loss)	(4,209)	(94,779)	54,326	(44,662)

Other income (expense)
Interest expense and financing costs, net	(1,290)	(16,897)	36	(18,151)
Debt extinguishment and commitment costs	—	(91)	(1,416)	(1,507)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income, net	(7)	69	(1)	61
Equity earnings (losses) from subsidiaries	(56,721)	—	56,721	—
Total other income (expense), net	(58,018)	(14,887)	55,340	(17,565)

Income (loss) before income taxes	(62,227)	(109,666)	109,666	(62,227)
Income tax benefit (expense) (1)	—	22,873	(22,873)	—
Net income (loss)	$(62,227)	$(86,793)	$86,793	$(62,227)

Adjusted EBITDA	$(3,112)	$(40,930)	$716	$(43,326)
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

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,204,081	$2	$1,204,083

Operating expenses
Cost of revenues (excluding depreciation)	—	1,210,211	—	1,210,211
Operating expense (excluding depreciation)	—	74,574	(1,183)	73,391
Depreciation, depletion, and amortization	736	20,417	130	21,283
Impairment expense	—	67,922	—	67,922
Gain on sale of assets, net	—	—	—	—
General and administrative expense (excluding depreciation)	3,001	8,783	—	11,784
Acquisition and integration costs	—	665	—	665
Total operating expenses	3,737	1,382,572	(1,053)	1,385,256

Operating loss	(3,737)	(178,491)	1,055	(181,173)

Other income (expense)
Interest expense and financing costs, net	(1,228)	(15,030)	(2,416)	(18,674)
Other income, net	10	14	—	24
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(221,652)	—	221,652	—
Equity losses from Laramie Energy, LLC	—	—	(45,031)	(45,031)
Total other income (expense), net	(218,600)	(15,016)	174,205	(59,411)

Income (loss) before income taxes	(222,337)	(193,507)	175,260	(240,584)
Income tax benefit (expense) (1)	—	31,495	(13,248)	18,247
Net income (loss)	$(222,337)	$(162,012)	$162,012	$(222,337)

Adjusted EBITDA	$(2,930)	$15,417	$1,185	$13,672
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
    The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net Loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(62,227)	$(86,793)	$86,793	$(62,227)
Inventory valuation adjustment	—	14,175	—	14,175
LIFO liquidation adjustment	—	1,888	—	1,888
RINs loss (gain) in excess of net obligation	—	28,770	—	28,770
Unrealized loss (gain) on derivatives	—	(4,012)	—	(4,012)
Acquisition and integration costs	438	—	—	438
Debt extinguishment and commitment costs	—	91	1,416	1,507
Severance costs	—	16	—	16
Gain on sale of assets, net	—	(11,208)	(53,704)	(64,912)
Depreciation, depletion, and amortization	666	22,119	95	22,880
Interest expense and financing costs, net	1,290	16,897	(36)	18,151
Equity losses (income) from subsidiaries	56,721	—	(56,721)	—
Income tax expense (benefit)	—	(22,873)	22,873	—
Adjusted EBITDA (3)	$(3,112)	$(40,930)	$716	$(43,326)

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(222,337)	$(162,012)	$162,012	$(222,337)
Inventory valuation adjustment	—	75,324	—	75,324
RINs loss (gain) in excess of net obligation	—	6,602	—	6,602
Unrealized loss on derivatives	—	22,876	—	22,876
Acquisition and integration costs	—	665	—	665
Changes in valuation allowance and other deferred tax items (1)	—	—	(18,373)	(18,373)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	61	88	—	149
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Impairment expense	—	67,922	—	67,922
Depreciation, depletion, and amortization	736	20,417	130	21,283
Interest expense and financing costs, net	1,228	15,030	2,416	18,674
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	847	847
Equity losses (income) from subsidiaries	221,652	—	(221,652)	—
Income tax expense (benefit)	—	(31,495)	31,621	126
Adjusted EBITDA (3)	$(2,930)	$15,417	$1,185	$13,672
________________________________________________________
(1)Includes increases in (releases of) our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax expenses (benefits) are included in Income tax expense (benefit) on our condensed consolidated statements of operations.
(2)Includes impairment losses on our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. These impairment losses and our share of Laramie Energy’s unrealized loss (gain) on derivatives are included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.
(3)For the three months ended March 31, 2021, there was no change in valuation allowance and other deferred tax items, change in value of common stock warrants, impairment of investment in Laramie Energy, unrealized gain on derivatives included in equity earnings from Laramie Energy, impairment expense, or equity losses from Laramie Energy. For the three months ended March 31, 2020, there was no LIFO liquidation adjustment or loss (gain) on sale of assets.
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
    Our liquidity position as of March 31, 2021 was $286.9 million and consisted of $282.1 million at Par Petroleum, LLC and subsidiaries, $3.5 million at Par Pacific Holdings, and $1.3 million at all our other subsidiaries.
As of March 31, 2021, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $214.7 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.

In the first quarter of 2021, we closed on the sale and leaseback of twenty-two (22) of our retail properties in Hawaii for an aggregate cash purchase price of approximately $112.8 million net of transaction fees (the “Sale-Leaseback Transaction”). We used approximately $53.1 million of the net cash proceeds to repay the certain financing arrangements which were related to certain of the retail properties and the remainder for general corporate purposes.
On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share, resulting in net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the Equity Offering for general corporate purposes, including repaying indebtedness, capital expenditures, and funding working capital.
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
Cash Flows
    The following table summarizes cash activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(30,737)	$14,499
Net cash provided by (used in) investing activities	94,678	(14,943)
Net cash provided by (used in) financing activities	82,483	(63,491)
    Net cash used in operating activities was approximately $30.7 million for the three months ended March 31, 2021, which resulted from a net loss of approximately $62.2 million, offset by net cash provided by changes in operating assets and liabilities of approximately $85.8 million and non-cash earnings from operations of approximately $54.3 million. The change in our operating assets and liabilities for the three months ended March 31, 2021 was primarily due to a net increase in our Supply and Offtake Agreements and Washington Refinery Intermediation Agreement obligations of $124.4 million and an increase in our gross environmental credit obligations of $109.5 million, partially offset by increases in inventories of $139.1 million and accounts receivable of $45.0 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $5.6 million in deferred turnaround costs. Net cash provided by operating activities was approximately $14.5 million for the three months ended March 31, 2020, which resulted from a net loss of approximately $222.3 million and net cash used for changes in operating assets and liabilities of approximately $88.7 million, offset by non-cash charges to operations of approximately $325.6 million.
    For the three months ended March 31, 2021, net cash provided by investing activities was approximately $94.7 million and primarily related to proceeds received from the Sale-Leaseback Transaction. Net cash used in investing activities was approximately $14.9 million for the three months ended March 31, 2020 and primarily related to additions to property and equipment totaling approximately $14.9 million.
    Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $82.5 million, which consisted primarily of proceeds of $87.4 million from our March 2021 Equity Offering and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $44.5 million, partially offset by net debt and insurance premium repayments of approximately $47.3 million. Net cash used in financing activities for the three months ended March 31, 2020 was approximately $63.5 million, which consisted primarily of net debt and insurance premium repayments of approximately $9.8 million and net repayments associated with the J. Aron deferred payment and MLC receivable advances of approximately $52.1 million.

Capital Expenditures and Turnaround Costs
    Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the three months ended March 31, 2021 totaled approximately $13.8 million and were primarily related to the 2021 turnaround and related scheduled maintenance work at our Washington refinery and underground tank replacements, rebranding, and point of sale and other equipment upgrades at our Retail segment. Our capital expenditure and deferred turnaround cost budget for 2021 ranges from $35 to $45 million and primarily relates to a partial turnaround at our Washington refinery and scheduled sustaining maintenance, regulatory, and safety compliance projects across all businesses.
    We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
    Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support our Hawaii refining operations. On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we and J. Aron amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided by the Par West Hawaii refinery. On May 4, 2021, we extended the term of the Supply and Offtake Agreements to June 30, 2021. We expect to finalize a new multi-year agreement during the second quarter. Please read Note 7—Inventory Financing Agreements for more information.
    Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. On November 1, 2019, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021, We further amended the Washington Refinery Intermediation Agreement on February 11, 2021 and extended the term through March 31, 2022. Please read Note 7—Inventory Financing Agreements for more information.
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
Forward-Looking Statements
    Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our expectations regarding the impact of COVID-19 on our business, our customers, and the markets where we operate; our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-

looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
    Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2021 of 127 thousand barrels per day, would change annualized operating income by approximately $45.9 million. This analysis may differ from actual results.
    In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
    All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at March 31, 2021 will settle by October 2021. At March 31, 2021, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	500	(250)	250
Swaps	2,525	(3,025)	(500)
Total	3,025	(3,275)	(250)
    Based on our net open positions at March 31, 2021, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.3 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).

    Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2021, we consumed approximately 127 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consumed approximately 3% of this throughput in the refining process during each of the three months ended March 31, 2021, which is accounted for as a fuel cost. We have economically hedged 25 thousand barrels per month through December 1, 2021 of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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
Interest Rate Risk
    As of March 31, 2021, we had $225.0 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.0 million and $3.7 million per year, respectively.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
    There were no changes during the quarter ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 13—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
    We are subject to certain risks. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These “Risk Factors” may be amplified by the uncertain and unprecedented nature of the COVID-19 pandemic.
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
    Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2020 Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), and liquidity and/or stock price. Additionally, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
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

Stock Repurchases
    The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2021:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2021	—	$—	—	—
February 1 - February 28, 2021	75,854	17.39	—	—
March 1 - March 31, 2021	67	19.19	—	—
Total	75,921	$17.39	—	—
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

2.10
Purchase and Sale Agreement dated as of November 26, 2018, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and solely for certain purposes specified therein, the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 30, 2018. #

2.11
Amendment No. 1 to Purchase and Sale Agreement dated as of January 11, 2019, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC and Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

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

4.7
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

4.9
First Amendment to Registration Rights Agreement dated as of September 27, 2016, by and among the Company and the purchasers party thereof. Incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.10
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

4.15	Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.16	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

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

4.22	2019 Par Pacific Holdings, Inc. Management Stock Purchase Plan. Incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2019.

4.23
Indenture, dated as of June 5, 2020, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

4.24	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.

4.25
Registration Rights Agreement dated as of December 19, 2018, by and between the Company and IES Downstream, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2018.

10.1
Purchase Agreement and Escrow Instructions, dated as of February 11, 2021, by and among Par Hawaii, LLC, Par Pacific Hawaii Property Company, LLC, MDC Coast HI 1, LLC, and Fidelity National Title Insurance Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

10.2	Amended and Restated Master Land and Building Lease Agreement, dated as of March 12, 2021, by and among Par Hawaii, LLC, Par Petroleum, LLC and MDC Coast HI 1, LLC. *#

10.3
Thirteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 11, 2021, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

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

*     Filed herewith.
**    Furnished herewith.
#     Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Date: May 7, 2021