Form 10-Q
period 2021-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2021-08-05
CIK 821483

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
For the quarterly period ended June 30, 2021

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

60,227,753 shares of Common Stock, $0.01 par value, were outstanding as of July 29, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$174,329	$68,309
Restricted cash	2,000	2,000
Total cash, cash equivalents, and restricted cash	176,329	70,309
Trade accounts receivable, net of allowances of $0.5 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively	210,389	111,657
Inventories	624,153	429,855
Prepaid and other current assets	19,808	24,648
Total current assets	1,030,679	636,469
Property, plant, and equipment
Property, plant, and equipment	1,163,772	1,183,878
Less accumulated depreciation, depletion, and amortization	(287,833)	(251,113)
Property, plant, and equipment, net	875,939	932,765
Long-term assets
Operating lease right-of-use assets	413,292	357,166
Intangible assets, net	17,561	18,892
Goodwill	127,262	127,997
Other long-term assets	59,647	60,572
Total assets	$2,524,380	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,840	$59,933
Obligations under inventory financing agreements	699,362	423,686
Accounts payable	159,692	106,945
Accrued taxes	40,522	27,440
Operating lease liabilities	55,507	56,965
Other accrued liabilities	403,767	203,711
Total current liabilities	1,369,690	878,680
Long-term liabilities
Long-term debt, net of current maturities	560,141	648,660
Finance lease liabilities	7,049	7,925
Operating lease liabilities	362,494	304,355
Other liabilities	55,314	47,967
Total liabilities	2,354,688	1,887,587
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020, 60,184,679 shares and 54,002,538 shares issued at June 30, 2021 and December 31, 2020, respectively	602	540
Additional paid-in capital	817,049	726,504
Accumulated deficit	(648,213)	(477,028)
Accumulated other comprehensive income (loss)	254	(3,742)
Total stockholders’ equity	169,692	246,274
Total liabilities and stockholders’ equity	$2,524,380	$2,133,861

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,217,525	$515,301	$2,106,205	$1,719,384

Operating expenses
Cost of revenues (excluding depreciation)	1,197,298	441,278	2,086,161	1,651,489
Operating expense (excluding depreciation)	68,821	67,027	143,009	140,418
Depreciation, depletion, and amortization	23,548	22,128	46,428	43,411
Impairment expense	—	—	—	67,922
Loss (gain) on sale of assets, net	510	—	(64,402)	—
General and administrative expense (excluding depreciation)	12,201	10,221	24,086	22,005
Acquisition and integration costs	(352)	90	86	755
Total operating expenses	1,302,026	540,744	2,235,368	1,926,000

Operating loss	(84,501)	(25,443)	(129,163)	(206,616)

Other income (expense)
Interest expense and financing costs, net	(17,186)	(16,414)	(35,337)	(35,088)
Debt extinguishment and commitment costs	(6,628)	—	(8,135)	—
Gain on curtailment of pension obligation	—	—	2,032	—
Other income (expense), net	(36)	455	25	479
Change in value of common stock warrants	—	—	—	4,270
Equity losses from Laramie Energy, LLC	—	(1,874)	—	(46,905)
Total other expense, net	(23,850)	(17,833)	(41,415)	(77,244)

Loss before income taxes	(108,351)	(43,276)	(170,578)	(283,860)
Income tax benefit (expense)	(607)	2,716	(607)	20,963
Net Loss	$(108,958)	$(40,560)	$(171,185)	$(262,897)

Loss per share
Basic	$(1.84)	$(0.76)	$(3.01)	$(4.94)
Diluted	$(1.84)	$(0.76)	$(3.01)	$(4.94)
Weighted-average number of shares outstanding
Basic	59,367	53,265	56,837	53,246
Diluted	59,367	53,265	56,837	53,246

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Loss	$(108,958)	$(40,560)	$(171,185)	$(262,897)
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	—	—	3,996	—
Total other comprehensive income (loss), net of tax	—	—	3,996	—
Comprehensive income (loss)	$(108,958)	$(40,560)	$(167,189)	$(262,897)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(171,185)	$(262,897)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion, and amortization	46,428	43,411
Impairment expense	—	67,922
Debt extinguishment and commitment costs	8,135	—
Non-cash interest expense	3,638	3,261
Non-cash lower of cost and net realizable value adjustment	(10,595)	24,015
Change in value of common stock warrants	—	(4,270)
Deferred taxes	—	(21,088)
Loss (gain) on sale of assets, net	(64,402)	—
Stock-based compensation	4,072	3,537
Unrealized (gain) loss on derivative contracts	(5,517)	2,048
Equity (earnings) losses from Laramie Energy, LLC	—	46,905
Net changes in operating assets and liabilities:
Trade accounts receivable	(99,462)	114,219
Prepaid and other assets	5,482	28,241
Inventories	(184,107)	164,178
Deferred turnaround expenditures	(5,731)	(6,399)
Obligations under inventory financing agreements	199,644	(150,358)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	275,415	(18,958)
Net cash provided by operating activities	1,815	33,767
Cash flows from investing activities:
Capital expenditures	(14,007)	(30,165)
Proceeds from sale of assets	102,854	5
Net cash provided by (used in) investing activities	88,847	(30,160)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	87,193	—
Proceeds from borrowings	56,409	180,950
Repayments of borrowings	(197,669)	(88,208)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	76,032	(72,506)
Payment of deferred loan costs	(331)	(6,055)
Purchase of common stock for retirement	(1,323)	(1,068)
Payments for debt extinguishment and commitment costs	(5,618)	—
Other financing activities, net	665	134
Net cash provided by financing activities	15,358	13,247
Net increase in cash, cash equivalents, and restricted cash	106,020	16,854
Cash, cash equivalents, and restricted cash at beginning of period	70,309	128,428
Cash, cash equivalents, and restricted cash at end of period	$176,329	$145,282
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(37,601)	$(28,950)
Taxes	54	240
Non-cash investing and financing activities:
Accrued capital expenditures	$2,129	$5,060
Value of warrants reclassified to equity	—	3,936
ROU assets obtained in exchange for new finance lease liabilities	1,102	1,915
ROU assets obtained in exchange for new operating lease liabilities	87,331	4,557
ROU assets terminated in exchange for release from operating lease liabilities	113	7,738

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
Exercise of common stock warrants	351	3	3,933	—		3,936
Stock-based compensation	296	3	1,612	—	—	1,615
Purchase of common stock for retirement	(64)	(1)	(1,067)	—	—	(1,068)
Net loss	—	—	—	(222,337)	—	(222,337)
Balance, March 31, 2020	53,837	538	719,547	(290,279)	582	430,388
Issuance of common stock for employee stock purchase plan	95	1	854	—	—	855
Stock-based compensation	10	—	1,794	—	—	1,794
Purchase of common stock for retirement	—	—	(1)	—	—	(1)
Net loss	—	—	—	(40,560)	—	(40,560)
Balance, June 30, 2020	53,942	$539	$722,194	$(330,839)	$582	$392,476

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,343	—	—	87,401
Stock-based compensation	461	3	1,883	—	—	1,886
Purchase of common stock for retirement	(76)	—	(1,321)	—	—	(1,321)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	3,996	3,996
Net loss	—	—	—	(62,227)	—	(62,227)
Balance, March 31, 2021	60,142	601	814,467	(539,255)	254	276,067
Common stock offering, net of issuance costs	—	—	(208)	—	—	(208)
Issuance of common stock for employee stock purchase plan	42	1	713	—	—	714
Stock-based compensation	1	—	2,079	—	—	2,079
Purchase of common stock for retirement	—	—	(2)	—	—	(2)
Exercise of stock options	—	—	—	—	—	—
Net loss	—	—	—	(108,958)	—	(108,958)
Balance, June 30, 2021	60,185	$602	$817,049	$(648,213)	$254	$169,692

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

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
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions that primarily transports and stores our crude oil and refined products for our refineries and transports refined products to our retail sites or third-party purchasers.
    As of June 30, 2021, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry, and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and six months ended June 30, 2021 or 2020.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$5,341	$5,867	$10,560	$10,495
Operating expense	13,080	14,115	25,882	28,566
General and administrative expense	715	835	1,595	1,636
Benefit Plans
We maintain defined benefit pension plans covering eligible employees of Hermes Consolidated, LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, LLC, (collectively, “WRC” or “Wyoming Refining”) and the employees of U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”) covered by collective bargaining agreements. In March 2021, the Wyoming Refining plan was amended (the “Plan Amendment”) to freeze all future benefit accruals for hourly plan participants. The Plan Amendment reduced the projected benefit obligation by $6.0 million. We recorded a $2.0 million Gain on curtailment of pension obligation in our condensed consolidated statements of operations for the six months ended June 30, 2021, and an unrealized actuarial gain of $4.0 million as Other post-retirement benefits income (loss), net of tax, in our condensed consolidated statements of other comprehensive income for the six months ended June 30, 2021. The projected benefit obligation estimate was determined based on the present value of projected future benefit payments similar to the evaluation done for the estimate as of December 31, 2021. In determining the discount rate, we used pricing and yield information for high-quality corporate bonds that result in payments similar to the estimated distributions of benefits from our plans. The weighted average discount rate used to determine benefit obligations increased from 2.65% to 3.25%, or 23%, from December 31, 2020 to March 31, 2021. The estimated rate of compensation increase remained 3.00%.
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
For the Interim Periods Ended June 30, 2021 and 2020

ASU simplified the accounting for income taxes by removing certain exceptions to general principles and clarified and amended guidance to improve consistency under FASB ASC Topic 740 “Income Taxes.” Our adoption of ASU 2019-12 did not have a material impact on our financial condition, results of operations, or cash flows.
On February 11, 2021, we elected to adopt ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) following our execution of an amendment to the Washington Refinery Intermediation Agreement which included transition guidance on the interest rate of the Merrill Lynch Commodities, Inc. (“MLC”) receivable advances (“MLC receivable advances”) to U.S. Oil to be based on another industry standard benchmark rate that will be effective upon the London Interbank Offered Rate’s (“LIBOR”) scheduled retirement at the end of 2021. These ASUs provide for optional expedients and allowable exceptions to GAAP to ease the potential burden in recognizing the effects of reference rate reform, especially in regards to the cessation of LIBOR. ASU 2020-04 and ASU 2021-01 are applicable to contract modifications that meet certain requirements and are entered into between March 12, 2020 and December 31, 2022. Our adoption of ASUs 2020-04 and 2021-01 did not have a material impact on our financial condition, results of operations, or cash flows.
Note 3—Investment in Laramie Energy, LLC
    As of June 30, 2021, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
    Laramie Energy had a $400 million revolving credit facility with a borrowing base set at $147.4 million that was secured by a lien on its natural gas and crude oil properties and related assets. As of June 30, 2021, the balance outstanding on the revolving credit facility was approximately $147.4 million.
On July 1, 2021, Laramie Energy entered into a term loan agreement which provided a term loan in the principal amount of $160 million. Laramie Energy used the proceeds from the term loan to repay the outstanding balance on the revolving credit facility. The term loan is secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025.
    During the year ended December 31, 2020, Laramie Energy incurred losses that reduced the book value of our investment to zero, and as of December 31, 2020, we had discontinued the application of the equity method of accounting for our investment in Laramie Energy. As such, the balance of our investment in Laramie Energy was zero as of June 30, 2021 and December 31, 2020.
    Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$48,982	$34,573
Non-current assets	340,782	355,538
Current liabilities	229,294	217,523
Non-current liabilities	40,491	93,193

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Natural gas and oil revenues	$37,616	$23,545	$119,964	$58,258
Income (loss) from operations	5,941	(8,699)	53,150	(7,330)
Net income (loss)	133	(14,349)	40,584	(13,775)
Laramie Energy’s net income includes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation, depletion, and amortization	$8,772	$10,042	$15,756	$19,321
Unrealized (gain) loss on derivative instruments	731	4,139	182	1,725

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Note 4—Revenue Recognition
    As of June 30, 2021 and December 31, 2020, receivables from contracts with customers were $205.1 million and $104.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $11.9 million and $4.1 million as of June 30, 2021 and December 31, 2020, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended June 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$393,283	$—	$86,182
Distillates (1)	491,626	—	6,942
Other refined products (2)	270,757	—	—
Merchandise	—	—	24,146
Transportation and terminalling services	—	48,706	—
Other revenue	181	—	1,176
Total segment revenues (3)	$1,155,847	$48,706	$118,446

Three Months Ended June 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$135,370	$—	$47,157
Distillates (1)	189,760	—	8,642
Other refined products (2)	129,086	—	—
Merchandise	—	—	23,382
Transportation and terminalling services	—	42,132	—
Other revenue	1,085	—	440
Total segment revenues (3)	$455,301	$42,132	$79,621

Six Months Ended June 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$670,862	$—	$150,004
Distillates (1)	842,425	—	12,010
Other refined products (2)	480,537	—	—
Merchandise	—	—	45,432
Transportation and terminalling services	—	90,015	—
Other revenue	778	—	2,188
Total segment revenues (3)	$1,994,602	$90,015	$209,634

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Six Months Ended June 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$421,968	$—	$120,004
Distillates (1)	773,468	—	17,092
Other refined products (2)	393,253	—	—
Merchandise	—	—	44,411
Transportation and terminalling services	—	101,282	—
Other revenue	14,738	—	927
Total segment revenues (3)	$1,603,427	$101,282	$182,434
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 5—Inventories
    Inventories at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
June 30, 2021
Crude oil and feedstocks	$73,378	$201,847	$275,225
Refined products and blendstock	122,872	120,557	243,429
Warehouse stock and other (2)	105,499	—	105,499
Total	$301,749	$322,404	$624,153

December 31, 2020
Crude oil and feedstocks	$88,307	$75,340	$163,647
Refined products and blendstock	112,146	83,601	195,747
Warehouse stock and other (2)	70,461	—	70,461
Total	$270,914	$158,941	$429,855
________________________________________________________
(1)Please read Note 7—Inventory Financing Agreements for further information.
(2)Includes $60.6 million and $26.7 million of RINs and environmental credits, reported at cost, as of June 30, 2021 and December 31, 2020, respectively. RINs and environmental obligations of $354.5 million and $150.5 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
    As of June 30, 2021, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2020, there was a $10.6 million reserve for the lower of cost or net realizable value of inventory. As of June 30, 2021, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $35.4 million. Our LIFO inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of December 31, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Note 6—Prepaid and Other Current Assets
    Prepaid and other current assets at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Advances to suppliers	$3,966	$—
Collateral posted with broker for derivative instruments (1)	410	1,489
Prepaid insurance	5,147	14,932
Derivative assets	3,953	1,346
Other	6,332	6,881
Total	$19,808	$24,648
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.
Note 7—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	June 30, 2021	December 31, 2020
Supply and Offtake Agreements	$518,150	$312,185
Washington Refinery Intermediation Agreement	181,212	111,501
Obligations under inventory financing agreements	$699,362	$423,686
Supply and Offtake Agreement
We have an agreement with J. Aron & Company LLC (“J. Aron”) to support our Hawaii refining operations. On May 4, 2021, we amended the first amended and restated supply and offtake agreement and extended the term expiry date from May 31, 2021, to June 30, 2021. A deferred payment arrangement under the agreement allowed for us to defer payments owed under the agreements up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. As of June 30, 2021 and December 31, 2020, the capacity of the deferred payment arrangement was $118.7 million and $80.1 million, respectively. As of June 30, 2021 and December 31, 2020, we had $114.9 million and $78.6 million outstanding, respectively, under the deferred payment arrangement.
Under the first amended and restated supply and offtake agreement, we paid or received certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the first amended and restated supply and offtake agreement. As of June 30, 2021 and December 31, 2020, we had a payable of $3.1 million and a receivable of $0.5 million, respectively.
On June 1, 2021, we entered into the Second Amended and Restated Supply and Offtake Agreement (as amended, the “Supply and Offtake Agreement”). The Supply and Offtake Agreement expires May 31, 2024 (as extended, the “Expiration Date”), subject to a one-year extension at the mutual agreement of the parties at least 120 days prior to the Expiration Date. Under the Supply and Offtake Agreement, we are subject to an early termination fee if we terminate the Supply and Offtake Agreement on or prior to May 31, 2023. Under the Supply and Offtake Agreement, Par Hawaii Refining, LLC (“PHR”) is required to maintain minimum liquidity of not less than $15 million for any three consecutive business days, with at least $7.5 million of such liquidity consisting of cash and cash equivalents. Commencing on July 1, 2021 (the “Adjustment Date”), the Supply and Offtake Agreement makes available a discretionary draw facility (the “Discretionary Draw Facility”) to PHR.
The Discretionary Draw Facility is available to PHR from the Adjustment Date up to but excluding the Expiration Date. Under the Discretionary Draw Facility, J. Aron agreed to make advances to PHR from time to time at the request of PHR, subject to the satisfaction of certain conditions precedent, in an aggregate principal amount at any one time outstanding not to exceed the lesser of $165 million or the borrowing base, which is calculated as (x) 85% of the eligible accounts receivables, plus (y) the lesser of $82.5 million and 85% of eligible hydrocarbon inventory, minus (z) such reserves as established by J.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Aron in respect of eligible receivables and eligible hydrocarbon inventory. The deferred amounts under the Discretionary Draw Facility bear interest at a rate equal to three-month LIBOR plus 4.00% per annum until May 31, 2022. Beginning on June 1, 2022, the deferred amounts will bear interest at a rate equal to LIBOR (or LIBOR equivalent) plus an applicable spread between 3.50% and 4.00% to be determined annually based on certain financial ratios.
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
    As of June 30, 2021, our outstanding balance under the MLC receivable advances was $80.8 million and our borrowing base was $84.5 million. As of December 31, 2020, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $41.1 million. Additionally, as of June 30, 2021 and December 31, 2020, we had approximately $125.4 million and $93.6 million in letters of credit outstanding through MLC’s credit support, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (benefits)	$5,280	$(204)	$9,050	$6,666
Interest expense and financing costs, net	478	713	1,324	2,062
Washington Refinery Intermediation Agreement
Inventory intermediation fees (benefits)	$765	$1,012	$1,736	$2,119
Interest expense and financing costs, net	1,134	727	2,111	1,724
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 8—Other Accrued Liabilities

Other accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and other employee benefits	$16,603	$14,916
Gross environmental credit obligations (1)	354,486	150,482
Other	32,678	38,313
Total	$403,767	$203,711
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of June 30, 2021 and December 31, 2020. Please read Note 11—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $60.6 million and $26.7 million as of June 30, 2021 and December 31, 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Note 9—Debt
    The following table summarizes our outstanding debt (in thousands):

	June 30, 2021	December 31, 2020
5.00% Convertible Senior Notes due 2021	$—	$48,665
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024	—	42,494
7.75% Senior Secured Notes due 2025	298,000	300,000
Term Loan B due 2026	221,875	228,125
12.875% Senior Secured Notes due 2026	68,250	105,000
Mid Pac Term Loan due 2028	—	1,399
PHL Term Loan	—	5,840
Principal amount of long-term debt	588,125	731,523
Less: unamortized discount and deferred financing costs	(17,144)	(22,930)
Total debt, net of unamortized discount and deferred financing costs	570,981	708,593
Less: current maturities, net of unamortized discount and deferred financing costs	(10,840)	(59,933)
Long-term debt, net of current maturities	$560,141	$648,660
    As of June 30, 2021 and December 31, 2020, we had $19.5 million and $1.7 million in letters of credit outstanding under the Loan and Security Agreement dated as of December 21, 2017 with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”), respectively, and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding.

    Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the term loan facility with Goldman Sachs Bank USA (the “Term Loan B Facility”), our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
5.00% Convertible Senior Notes Due 2021
    On June 15, 2021, the remaining $48.7 million aggregate principal amount of the 5.00% Convertible Senior Notes matured and were paid in full.
ABL Credit Facility
    The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). As of June 30, 2021, the ABL Revolver had no outstanding revolving loans, $19.5 million in letters of credit outstanding, and a borrowing base of approximately $85.0 million.
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
    The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. Principal and interest payments were payable monthly based on a 20-year amortization schedule, principal prepayments were allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, was due on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. We recognized approximately $1.4 million of debt extinguishment costs in the six months ended June 30, 2021 related to our prepayment of the loan principal.
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
For the Interim Periods Ended June 30, 2021 and 2020

“Securities Act”). The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay certain previous credit facilities and a forward sale agreement with J. Aron and for general corporate purposes.
The 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. On March 23, 2021, we repurchased and cancelled $2 million in aggregate principal amount of the 7.75% Senior Secured Notes. As of June 30, 2021, the 7.75% Senior Secured Notes had an outstanding principal balance of $298.0 million.
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
12.875% Senior Secured Notes Due 2026
    On June 14, 2021, we redeemed $36.8 million aggregate principal amount of 12.875% Senior Secured Notes at a redemption price of 112.875% of the aggregate principal amount of the notes redeemed, plus the accrued and unpaid interest as of the redemption date. Upon redemption, we paid a premium of approximately $4.7 million and incurred additional debt extinguishment costs of $1.9 million, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three and six months ended June 30, 2021. As of June 30, 2021, the 12.875% Senior Secured Notes had an outstanding principal balance of $68.3 million.
Cross Default Provisions
    Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2021, we were in compliance with all of our debt instruments.
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
For the Interim Periods Ended June 30, 2021 and 2020

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
    Our open futures and over-the-counter (“OTC”) swaps at June 30, 2021 will settle by October 2021. At June 30, 2021, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	—	—	—
Swaps	24,200	(23,900)	300
Total	24,200	(23,900)	300
    At June 30, 2021, we also had option collars of 25 thousand barrels of crude oil per month that economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel and expire in December 2021.
Interest Rate Derivatives
    We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap.
    Our 5.00% Convertible Senior Notes included a redemption option and a related make-whole premium which represented an embedded derivative that was not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. On June 15, 2021, the 5.00% Convertible Senior Notes matured and were paid in full, and the related embedded derivative was settled.
    The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2021 and December 31, 2020 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2021	December 31, 2020
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$3,953	$1,346
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(26,114)	(20,797)
MLC terminal obligation derivative	Obligations under inventory financing agreements	(10,250)	(10,161)

Interest rate derivatives	Other accrued liabilities	—	(966)
Interest rate derivatives	Other liabilities	—	(2,027)
_________________________________________________________
(1)Does not include cash collateral of $0.4 million and $1.5 million recorded in Prepaid and other current assets as of June 30, 2021 and December 31, 2020, respectively, and $9.5 million in Other long-term assets as of both June 30, 2021 and December 31, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2021	2020	2021	2020
Commodity derivatives	Cost of revenues (excluding depreciation)	$(10,223)	$781	$(9,592)	$(56,378)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(4,542)	(10,370)	(5,317)	(57,015)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(31,229)	(26,882)	(55,601)	56,076
Interest rate derivatives	Interest expense and financing costs, net	—	(292)	104	(2,312)
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
    During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of June 30, 2021, we had no common stock warrants outstanding.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $14.45 per barrel to a premium of $20.63 per barrel as of June 30, 2021. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at June 30, 2021 or December 31, 2020. Please read Note 10—Derivatives for further information on derivatives.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Financial Statement Impact
    Fair value amounts by hierarchy level as of June 30, 2021 and December 31, 2020 are presented gross in the tables below (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$—	$11,333	$—	$11,333	$(7,380)	$3,953

Liabilities
Commodity derivatives	$—	$(7,380)	$—	$(7,380)	$7,380	$—
J. Aron repurchase obligation derivative	—	—	(26,114)	(26,114)	—	(26,114)
MLC terminal obligation derivative	—	—	(10,250)	(10,250)	—	(10,250)
Interest rate derivatives	—	—	—	—	—	—
Gross environmental credit obligations (2)	—	(354,486)	—	(354,486)	—	(354,486)
Total Liabilities	$—	$(361,866)	$(36,364)	$(398,230)	$7,380	$(390,850)

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$616	$1,573	$—	$2,189	$(843)	$1,346

Liabilities
Commodity derivatives	$(3)	$(840)	$—	$(843)	$843	$—
J. Aron repurchase obligation derivative	—	—	(20,797)	(20,797)	—	(20,797)
MLC terminal obligation derivative	—	—	(10,161)	(10,161)	—	(10,161)
Interest rate derivatives	—	(2,993)	—	(2,993)	—	(2,993)
Gross environmental credit obligations (2)	—	(150,482)	—	(150,482)	—	(150,482)
Total Liabilities	$(3)	$(154,315)	$(30,958)	$(185,276)	$843	$(184,433)
_________________________________________________________
(1)Does not include cash collateral of $9.9 million and $11.0 million as of June 30, 2021 and December 31, 2020, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $60.6 million and $26.7 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of June 30, 2021 and December 31, 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, at beginning of period	$(21,162)	$4,534	$(30,958)	$(22,750)
Settlements	20,569	(33,380)	55,512	(46,679)
Acquired	—	—	—	—
Total gains (losses) included in earnings	(35,771)	(37,252)	(60,918)	3,331
Balance, at end of period	$(36,364)	$(66,098)	$(36,364)	$(66,098)
    The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021
	Carrying Value	Fair Value
ABL Credit Facility due 2022 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	291,934	301,510
Term Loan B Facility due 2026 (1)	214,297	220,766
12.875% Senior Secured Notes due 2026 (1)	64,750	77,464

	December 31, 2020
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$47,301	$50,311
ABL Credit Facility due 2022 (2)	—	—
Retail Property Term Loan due 2024 (2)	41,891	41,891
7.75% Senior Secured Notes due 2025 (1)	293,289	289,521
Term Loan B Facility due 2026 (1)	219,708	215,578
12.875% Senior Secured Notes due 2026 (1)	99,213	112,901
Mid Pac Term Loan due 2028 (2)	1,399	1,399
PHL Term Loan due 2030 (2)	5,792	5,792
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
    The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of the measurement date. The remaining aggregate principal amount of the 5.00% Convertible Senior Notes matured and were paid in full on June 15, 2021. The fair value of the 5.00% Convertible Senior Notes was considered a Level 2 measurement in the fair value hierarchy.
    The fair value of the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

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
Note 12—Leases
    We have cancellable and non-cancellable finance and operating lease liabilities for the lease of land, vehicles, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Most of our leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years or more. There are no material lease arrangements where we are the lessor and no material residual value guarantees associated with any of our leases.
    The following table provides information on the amounts (in thousands, except lease term and discount rates) of our right-of-use assets (“ROU assets”) and liabilities as of June 30, 2021 and December 31, 2020 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Finance	Property, plant, and equipment	$19,722	$14,998
Finance	Accumulated amortization	(7,437)	(6,486)
Finance	Property, plant, and equipment, net	$12,285	$8,512
Operating	Operating lease right-of-use assets	413,292	357,166
Total right-of-use assets		$425,577	$365,678

Liabilities
Current
Finance	Other accrued liabilities	$1,383	$1,491
Operating	Operating lease liabilities	55,507	56,965
Long-term
Finance	Finance lease liabilities	7,049	7,925
Operating	Operating lease liabilities	362,494	304,355
Total lease liabilities		$426,433	$370,736

Weighted-average remaining lease term (in years)
Finance		6.56	6.97
Operating		11.31	10.52
Weighted-average discount rate
Finance		7.91%	7.93%
Operating		6.81%	7.59%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

The following table summarizes the lease costs recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost type	2021	2020	2021	2020
Finance lease cost
Amortization of finance lease ROU assets	$460	$534	$950	$1,014
Interest on lease liabilities	149	164	323	331
Operating lease cost	23,367	27,160	45,744	54,130
Variable lease cost	1,633	1,855	3,405	4,550
Short-term lease cost	174	643	203	842
Net lease cost	$25,783	$30,356	$50,625	$60,867
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2021	2020
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,874	$819
Operating cash flows from finance leases	325	322
Operating cash flows from operating leases	44,023	51,179
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,102	1,915
ROU assets obtained in exchange for new operating lease liabilities	87,331	4,557
ROU assets terminated in exchange for release from operating lease liabilities	113	7,738
    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2021 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2021 (1)	$996	$43,256	$44,252
2022	1,919	76,015	77,934
2023	1,912	62,160	64,072
2024	1,601	52,232	53,833
2025	1,362	50,896	52,258
2026	894	46,392	47,286
Thereafter	2,318	236,641	238,959
Total lease payments	11,002	567,592	578,594
Less amount representing interest	(2,570)	(149,591)	(152,161)
Present value of lease liabilities	$8,432	$418,001	$426,433
_________________________________________________________
(1)Represents the period from July 1, 2021 to December 31, 2021.
    Additionally, we have $6.3 million in future undiscounted cash flows for operating leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Sale-Leaseback Transactions
On February 11, 2021, PHL and Par Hawaii Property Company, LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, entered into a Purchase Agreement and Escrow Instructions with MDC Coast HI 1, LLC, a subsidiary of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Realty Income Corporation (the “Buyer”), and Fidelity National Title Insurance Company, pursuant to which the Sellers and Buyer agreed to consummate sale-leaseback transactions (the “Sale-Leaseback Transactions”). Under the terms of the Purchase Agreement, the Sellers agreed to sell to the Buyer a total of twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for an aggregate cash purchase price of $112.8 million, net of transaction fees.
On February 23, 2021, the Sellers and Buyer closed the Sale-Leaseback Transactions with respect to twenty-one (21) Sale-Leaseback Properties for an aggregate cash purchase price of approximately $107.0 million, net of transaction fees. On March 12, 2021, the Sellers and Buyer closed the sale of one additional property for an aggregate cash purchase price of approximately $5.8 million, net of transaction fees. We recognized a gain of $63.9 million as a result of these transactions, which is included in Loss (gain) on sale of assets, net on our condensed consolidated statements of operations for the six months ended June 30, 2021.
Upon the closings of the sales of the Sale-Leaseback Properties, PHL entered into a Master Land and Building Lease Agreement (the “Lease Agreement”) with the Buyer, pursuant to which, among other things, PHL leased the Sale-Leaseback Properties from the Buyer, on a commercial triple-net basis, for 15 years, unless earlier terminated. The initial lease term may be extended for up to four five-year renewal terms in accordance with the terms of the Lease Agreement. Under the terms of the Lease Agreement, PHL is responsible for monthly rent and all expenses related to the leased facilities, including, but not limited to, insurance premiums, taxes, and other expenses, such as utilities. As a result of the Sale-Leaseback Transactions, we recorded operating ROU assets and lease liabilities of $81.3 million. Certain of the Sale-Leaseback Properties were treated as failed sale-leaseback transactions based on the terms of the lease. As such, we retained the book value of the assets and recognized a finance liability of $12.4 million included in Other accrued liabilities and Other liabilities on our condensed consolidated balance sheet.
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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2021, we have accrued $16.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

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
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

compliance or selling those RINs on the open market. The EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. As of June 30, 2021, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 compliance year is based on the RFS volumetric requirements for the 2020 compliance year.
Additionally, the RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. We petitioned the EPA for a small refinery waiver for certain of our refineries for 2019-2020, but in January 2021, the EPA announced it would cease granting hardship exemptions to small refineries that had not received continuous exemptions since 2011. In HollyFrontier Cheyenne Refining, LLC v. Renewable Fuels Association, the United States Supreme Court recently held that the CAA authorizes the EPA to exempt a small refinery from compliance with the renewable fuel standards program even if the small refinery had not received an exemption in each year since the program began in 2011. It is uncertain whether the EPA will begin granting hardship exemptions again in light of the Court’s decision or withhold approval of pending hardship exemption requests on other grounds.
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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the acquisition of PHR), Tesoro Corporation (“Tesoro”), and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including a consent decree.
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
For the Interim Periods Ended June 30, 2021 and 2020

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
As of June 30, 2021, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 14—Stockholders’ Equity
Issuance of Common Stock
On March 16, 2021, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “Equity Offering”) of 5.75 million shares of common stock, par value $0.01 per share, at a public offering price of $16.00 per share. We completed the issuance of these shares on March 19, 2021. The net proceeds from the Equity Offering were approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Equity Offering for general corporate purposes, including repaying indebtedness, capital expenditures, and funding working capital.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Incentive Plans
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted Stock Awards	$1,252	$1,036	$2,364	$1,951
Restricted Stock Units	328	324	656	644
Stock Option Awards	499	434	945	814
    During the three and six months ended June 30, 2021, we granted 13 thousand and 439 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $7.2 million, respectively. As of June 30, 2021, there were approximately $11.7 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
    During the six months ended June 30, 2021, we granted 382 thousand stock option awards with a weighted-average exercise price of $16.52 per share and no grants were made for the three months ended June 30, 2021. As of June 30, 2021, there were approximately $4.8 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
    During the six months ended June 30, 2021, we granted 64 thousand performance restricted stock units to executive officers and no grants were made for the three months ended June 30, 2021. These performance restricted stock units had a fair value of approximately $1.1 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2021, there were approximately $1.6 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
Note 15—Income (Loss) per Share
    Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 161 thousand shares during the six months ended June 30, 2020. The common stock warrants are included in the calculation of basic income (loss) per share for the six months ended June 30, 2020 because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(108,958)	$(40,560)	$(171,185)	$(262,897)
Less: Undistributed income allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders	(108,958)	(40,560)	(171,185)	(262,897)
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted loss per common share	$(108,958)	$(40,560)	$(171,185)	$(262,897)

Basic weighted-average common stock shares outstanding	59,367	53,265	56,837	53,246
Plus: dilutive effects of common stock equivalents	—	—	—	—
Diluted weighted-average common stock shares outstanding	59,367	53,265	56,837	53,246

Basic loss per common share	$(1.84)	$(0.76)	$(3.01)	$(4.94)
Diluted loss per common share	$(1.84)	$(0.76)	$(3.01)	$(4.94)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	830	581	828	555
Shares of stock options	2,288	2,309	2,188	2,231
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes	2,258	2,704	2,480	2,704

Note 16—Income Taxes
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2021 and December 31, 2020.
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of June 30, 2021 and December 31, 2020.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

    Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,155,847	$48,706	$118,446	$(105,474)	$1,217,525
Cost of revenues (excluding depreciation)	1,190,797	25,314	86,671	(105,484)	1,197,298
Operating expense (excluding depreciation)	47,944	3,494	17,383	—	68,821
Depreciation, depletion, and amortization	14,561	5,377	2,874	736	23,548
Loss (gain) on sale of assets, net	1,664	(21)	(1,133)	—	510
General and administrative expense (excluding depreciation)	—	—	—	12,201	12,201
Acquisition and integration costs	—	—	—	(352)	(352)
Operating income (loss)	$(99,119)	$14,542	$12,651	$(12,575)	$(84,501)
Interest expense and financing costs, net					(17,186)
Debt extinguishment and commitment costs					(6,628)
Other expense, net					(36)
Loss before income taxes					(108,351)
Income tax expense					(607)
Net loss					$(108,958)

Capital expenditures	$2,432	$1,112	$1,983	$302	$5,829

Three Months Ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$455,301	$42,132	$79,621	$(61,753)	$515,301
Cost of revenues (excluding depreciation)	429,967	27,680	45,382	(61,751)	441,278
Operating expense (excluding depreciation)	49,385	2,247	15,395	—	67,027
Depreciation, depletion, and amortization	12,706	5,902	2,664	856	22,128
General and administrative expense (excluding depreciation)	—	—	—	10,221	10,221
Acquisition and integration costs	—	—	—	90	90
Operating income (loss)	$(36,757)	$6,303	$16,180	$(11,169)	$(25,443)
Interest expense and financing costs, net					(16,414)
Other income, net					455
Equity losses from Laramie Energy, LLC					(1,874)
Loss before income taxes					(43,276)
Income tax benefit					2,716
Net loss					$(40,560)

Capital expenditures	$11,165	$2,972	$527	$553	$15,217
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $105.5 million and $61.8 million for the three months ended June 30, 2021 and 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

Six Months Ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,994,602	$90,015	$209,634	$(188,046)	$2,106,205
Cost of revenues (excluding depreciation)	2,074,274	47,396	152,543	(188,052)	2,086,161
Operating expense (excluding depreciation)	101,282	7,390	34,337	—	143,009
Depreciation, depletion, and amortization	28,625	10,631	5,534	1,638	46,428
Gain on sale of assets, net	(19,595)	(21)	(44,786)	—	(64,402)
General and administrative expense (excluding depreciation)	—	—	—	24,086	24,086
Acquisition and integration costs	—	—	—	86	86
Operating income (loss)	$(189,984)	$24,619	$62,006	$(25,804)	$(129,163)
Interest expense and financing costs, net					(35,337)
Debt extinguishment and commitment costs					(8,135)
Gain on curtailment of pension obligation					2,032
Other income, net					25
Loss before income taxes					(170,578)
Income tax expense					(607)
Net loss					$(171,185)

Capital expenditures	$7,007	$3,963	$2,575	$462	$14,007

Six Months Ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,603,427	$101,282	$182,434	$(167,759)	$1,719,384
Cost of revenues (excluding depreciation)	1,643,320	59,116	116,812	(167,759)	1,651,489
Operating expense (excluding depreciation)	101,629	6,518	32,271	—	140,418
Depreciation, depletion, and amortization	25,700	10,569	5,463	1,679	43,411
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	22,005	22,005
Acquisition and integration costs	—	—	—	755	755
Operating income (loss)	$(205,327)	$25,079	$(1,929)	$(24,439)	$(206,616)
Interest expense and financing costs, net					(35,088)
Other income, net					479
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(46,905)
Loss before income taxes					(283,860)
Income tax benefit					20,963
Net loss					$(262,897)

Capital expenditures	$17,248	$10,190	$1,861	$866	$30,165
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $188.0 million and $167.8 million for the six months ended June 30, 2021 and 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2021 and 2020

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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and six months ended June 30, 2021 or 2020.

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
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions that primarily transports and stores crude oil and refined products for our refineries and transports refined products to our retail sites or third-party purchasers.
    As of June 30, 2021, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
Recent Events Affecting Comparability of Periods
    On June 10, 2021, the Centers for Disease Control and Prevention (“CDC”) announced that individuals who have been fully vaccinated against COVID-19 can travel domestically at low risk to themselves from COVID-19, though they should still wear masks and adhere to social distancing guidelines. Beginning July 8, 2021, travelers entering the state of Hawaii who have been fully vaccinated in the U.S. may bypass quarantine without a pre-travel test. Tourism in Hawaii increased during the second quarter of 2021, with 419 thousand visitors from the U.S. West coast in May 2021, an 8% increase compared to the same period in 2019 prior to the pandemic. With easing COVID-19 restrictions and increasing demand, our profitability in the retail and logistics segments has reached over 90% of pre-pandemic levels. In the second quarter of 2021, the U.S. saw continued economic recovery due to increased availability of the COVID-19 vaccine to the public. As of June 30, 2021, 46% of the United States population has been fully vaccinated. In Hawaii, Washington, and Wyoming, 52%, 55%, and 34% of the population have been fully vaccinated, respectively. Though vaccination rates continue to rise, the more contagious Delta variant, now the dominant coronavirus strain in the U.S., could cause a resurgence of COVID-19.
    In addition to measures we took in 2020 in response to the COVID-19 pandemic, as described in our Annual Report on Form 10-K as of and for the year ended December 31, 2020, we have also undertaken additional liquidity-enhancing measures, including deferring or delaying certain capital expenditures related to turnaround activities at our Washington refinery. We closed sale-leaseback transactions in the first quarter of 2021, in which we sold twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for $112.8 million, net of fees. We also entered into a lease on the properties for fifteen (15) years, unless earlier terminated, with up to four five-year renewal options. On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses.
We believe the steps we have taken throughout 2020 and in the first half of 2021 have strengthened our ability to conduct our operations through current conditions. We are also utilizing some of the non-income tax payment deferral opportunities at various state levels and utilized federal refund acceleration opportunities provided by the Internal Revenue Service (“IRS”), Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We continue to maintain existing processes and procedures, including but not limited to processes and procedures around protection of our technology systems and proprietary data, even though a significant number of our employees are working from home. The health and well-being of our employees and customers continue to be our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.
    The financial results contained in this Quarterly Report on Form 10-Q reflect the continuing pandemic-related demand suppression experienced in the first half of 2021 in the regions in which we operate. Though vaccine availability and vaccination rates are increasing, the COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. The full magnitude of the impact of COVID-19 on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
    Net Loss. Our financial results for the second quarter of 2021 declined from a net loss of $40.6 million for the three months ended June 30, 2020 to a net loss of $109.0 million for the three months ended June 30, 2021. The decrease was primarily driven by a $158.4 million unfavorable change in lower of cost or net realizable value inventory adjustments and increased RINs expenses driven by higher RINs prices, partially offset by a favorable change in inventory valuation adjustments at our Hawaii refinery and improved crack spreads driven by increased refined product demand due to the continuing economic recovery from the COVID-19 pandemic.
    Adjusted EBITDA and Adjusted Net Loss. For the three months ended June 30, 2021, Adjusted EBITDA was a loss of $6.7 million compared to a loss of $50.3 million for the three months ended June 30, 2020. The increase was primarily related to improved crack spreads driven by increased refined product demand, favorable realized derivatives, and a 23% increase in sales volumes in our Refining segment, partially offset by a higher RINs mark-to-market expense driven by higher RINs prices, unfavorable feedstock costs at our Washington refinery, a 31% decrease in fuel margins at our Retail segment related to rising crude oil prices, and an unfavorable increase in internal fuel consumption at our Refining segment due to higher throughput volumes and rising crude oil prices.
    For the three months ended June 30, 2021, Adjusted Net Loss was a loss of $48.0 million compared to a loss of $90.8 million for the three months ended June 30, 2020. The improvement was primarily related to the factors described above for the increase in Adjusted EBITDA.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
    Net Loss. Our financial results for the second quarter of 2021 improved from a net loss of $262.9 million for the six months ended June 30, 2020 to a net loss of $171.2 million for the six months ended June 30, 2021. The increase was primarily driven by favorable feedstock, purchased product, and derivative costs at our Hawaii refinery, favorable inventory valuation adjustments in our Refining segment, the goodwill impairment of $67.9 million in our Refining and Retail segments and the other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy in the six months ended June 30, 2020 with no such impairments in 2021, and a gain of $63.9 million in the six months ended June 30, 2021 related to the Sale-Leaseback Transactions with no such gain in 2020. These benefits were partially offset by increased RINs expenses driven by higher RINs prices, the price lag impact associated with certain product sales contracts at our Hawaii refinery, higher costs associated with our inventory intermediation step-out obligations, and a $21.0 million tax benefit recorded in 2020 with no such benefit recorded in 2021.
    Adjusted EBITDA and Adjusted Net Loss. For the six months ended June 30, 2021, Adjusted EBITDA was a loss of $50.0 million compared to a loss of $36.7 million for the six months ended June 30, 2020. The decline was primarily related to the price lag impact associated with certain product sales contracts at our Hawaii refinery, increased fees related to our intermediation agreements, and higher RINs mark-to-market expenses related to prior year net obligations due to increasing RINs prices, partially offset by favorable feedstock, purchased product, and realized derivative costs at our Hawaii refinery and favorable inventory valuation adjustments at our Wyoming and Washington refineries. Other factors impacting our results period over period include a 23% decrease in fuel margins at our Retail segment related to rising crude oil prices.
    For the six months ended June 30, 2021, Adjusted Net Loss was $132.4 million compared to a loss of approximately $118.0 million for the six months ended June 30, 2020. The decline was primarily related to the same factors described above for the decrease in Adjusted EBITDA.

    The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change (1)
Revenues	$1,217,525	$515,301	$702,224	136%
Cost of revenues (excluding depreciation)	1,197,298	441,278	756,020	171%
Operating expense (excluding depreciation)	68,821	67,027	1,794	3%
Depreciation, depletion, and amortization	23,548	22,128	1,420	6%
Loss (gain) on sale of assets, net	510	—	510	NM
General and administrative expense (excluding depreciation)	12,201	10,221	1,980	19%
Acquisition and integration costs	(352)	90	(442)	(491)%
Total operating expenses	1,302,026	540,744
Operating loss	(84,501)	(25,443)
Other income (expense)
Interest expense and financing costs, net	(17,186)	(16,414)	(772)	(5)%
Debt extinguishment and commitment costs	(6,628)	—	(6,628)	NM
Other income (expense), net	(36)	455	(491)	(108)%
Equity losses from Laramie Energy, LLC	—	(1,874)	1,874	100%
Total other income (expense), net	(23,850)	(17,833)
Loss before income taxes	(108,351)	(43,276)
Income tax benefit (expense)	(607)	2,716	(3,323)	(122)%
Net loss	$(108,958)	$(40,560)
________________________________________________________
(1) NM - Not meaningful

	Six Months Ended June 30,
	2021	2020	$ Change	% Change (1)
Revenues	$2,106,205	$1,719,384	$386,821	22%
Cost of revenues (excluding depreciation)	2,086,161	1,651,489	434,672	26%
Operating expense (excluding depreciation)	143,009	140,418	2,591	2%
Depreciation, depletion, and amortization	46,428	43,411	3,017	7%
Impairment expense	—	67,922	(67,922)	(100)%
Loss (gain) on sale of assets, net	(64,402)	—	(64,402)	NM
General and administrative expense (excluding depreciation)	24,086	22,005	2,081	9%
Acquisition and integration costs	86	755	(669)	(89)%
Total operating expenses	2,235,368	1,926,000
Operating loss	(129,163)	(206,616)
Other income (expense)
Interest expense and financing costs, net	(35,337)	(35,088)	(249)	(1)%
Debt extinguishment and commitment costs	(8,135)	—	(8,135)	NM
Gain on curtailment of pension obligation	2,032	—	2,032	NM
Other income, net	25	479	(454)	(95)%
Change in value of common stock warrants	—	4,270	(4,270)	(100)%
Equity losses from Laramie Energy, LLC	—	(46,905)	46,905	100%
Total other income (expense), net	(41,415)	(77,244)
Loss before income taxes	(170,578)	(283,860)
Income tax benefit (expense)	(607)	20,963	(21,570)	(103)%
Net loss	$(171,185)	$(262,897)
________________________________________________________
(1) NM - Not meaningful
    The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2021 and 2020 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,155,847	$48,706	$118,446	$(105,474)	$1,217,525
Cost of revenues (excluding depreciation)	1,190,797	25,314	86,671	(105,484)	1,197,298
Operating expense (excluding depreciation)	47,944	3,494	17,383	—	68,821
Depreciation, depletion, and amortization	14,561	5,377	2,874	736	23,548
Loss (gain) on sale of assets, net	1,664	(21)	(1,133)	—	510
General and administrative expense (excluding depreciation)	—	—	—	12,201	12,201
Acquisition and integration costs	—	—	—	(352)	(352)
Operating income (loss)	$(99,119)	$14,542	$12,651	$(12,575)	$(84,501)

Three months ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$455,301	$42,132	$79,621	$(61,753)	$515,301
Cost of revenues (excluding depreciation)	429,967	27,680	45,382	(61,751)	441,278
Operating expense (excluding depreciation)	49,385	2,247	15,395	—	67,027
Depreciation, depletion, and amortization	12,706	5,902	2,664	856	22,128
General and administrative expense (excluding depreciation)	—	—	—	10,221	10,221
Acquisition and integration costs	—	—	—	90	90
Operating income (loss)	$(36,757)	$6,303	$16,180	$(11,169)	$(25,443)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $105.5 million and $61.8 million for the three months ended June 30, 2021 and 2020, respectively.

Six months ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,994,602	$90,015	$209,634	$(188,046)	$2,106,205
Cost of revenues (excluding depreciation)	2,074,274	47,396	152,543	(188,052)	2,086,161
Operating expense (excluding depreciation)	101,282	7,390	34,337	—	143,009
Depreciation, depletion, and amortization	28,625	10,631	5,534	1,638	46,428
Gain on sale of assets, net	(19,595)	(21)	(44,786)	—	(64,402)
General and administrative expense (excluding depreciation)	—	—	—	24,086	24,086
Acquisition and integration costs	—	—	—	86	86
Operating income (loss)	$(189,984)	$24,619	$62,006	$(25,804)	$(129,163)

Six months ended June 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,603,427	$101,282	$182,434	$(167,759)	$1,719,384
Cost of revenues (excluding depreciation)	1,643,320	59,116	116,812	(167,759)	1,651,489
Operating expense (excluding depreciation)	101,629	6,518	32,271	—	140,418
Depreciation, depletion, and amortization	25,700	10,569	5,463	1,679	43,411
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	22,005	22,005
Acquisition and integration costs	—	—	—	755	755
Operating income (loss)	$(205,327)	$25,079	$(1,929)	$(24,439)	$(206,616)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $188.0 million and $167.8 million for the six months ended June 30, 2021 and 2020, respectively.

    Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Refining Segment
Feedstocks Throughput (Mbpd)	140.7	115.5	134.1	133.5
Refined product sales volume (Mbpd)	146.6	119.3	138.5	149.5

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	84.0	66.5	82.6	80.7
Par East Throughput (Mbpd)	84.0	66.5	82.6	68.1
Par West Throughput (Mbpd)	—	—	—	12.6

Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.7%	23.6%	24.7%	24.3%
Distillates	46.8%	40.8%	44.9%	45.1%
Fuel oils	25.6%	29.0%	26.5%	26.4%
Other products	(0.4)%	2.9%	0.5%	0.2%
Total yield	96.7%	96.3%	96.6%	96.0%

Refined product sales volume (Mbpd)
On-island sales volume	87.3	69.1	82.6	94.3
Exports sales volume	—	—	—	—
Total refined product sales volume	87.3	69.1	82.6	94.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$0.34	$(6.96)	$(0.05)	$(2.73)
Production costs per bbl ($/throughput bbl) (2)	3.40	4.45	3.69	3.81
DD&A per bbl ($/throughput bbl)	0.65	0.48	0.66	0.39

Washington Refinery
Feedstocks Throughput (Mbpd)	38.7	35.9	35.2	38.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%	23.4%	24.0%	23.7%
Distillates	34.1%	34.9%	35.0%	35.7%
Asphalt	21.5%	19.2%	19.9%	18.8%
Other products	17.8%	18.3%	18.2%	19.2%
Total yield	97.0%	95.8%	97.1%	97.4%

Refined product sales volume (Mbpd)	40.9	36.9	40.1	40.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$(0.04)	$3.78	$(0.62)	$7.06
Production costs per bbl ($/throughput bbl) (2)	3.28	3.76	3.76	3.57
DD&A per bbl ($/throughput bbl)	1.49	1.49	1.62	1.46

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Wyoming Refinery
Feedstocks Throughput (Mbpd)	18.0	13.1	16.3	14.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	45.6%	45.7%	47.1%	48.6%
Distillates	46.6%	47.8%	45.9%	46.1%
Fuel oils	2.4%	2.1%	2.0%	1.8%
Other products	2.5%	2.0%	1.9%	1.2%
Total yield	97.1%	97.6%	96.9%	97.7%

Refined product sales volume (Mbpd)	18.4	13.3	15.8	14.9

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$10.25	$6.22	$6.74	$2.39
Production costs per bbl ($/throughput bbl) (2)	5.71	7.72	6.78	7.06
DD&A per bbl ($/throughput bbl)	2.63	4.13	2.85	3.73

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$4.38	$(0.14)	$4.09	$3.99
Pacific Northwest 5-2-2-1 Index (4)	16.05	11.92	13.77	12.58
Wyoming 3-2-1 Index (5)	30.04	17.39	25.53	16.62

Crude Oil Prices ($ per barrel)
Brent	$69.08	$33.39	$65.22	$42.10
WTI	66.17	28.00	62.18	36.99
ANS	69.44	28.17	65.57	40.22
Bakken Clearbrook	65.99	24.63	61.82	33.65
WCS Hardisty	53.33	18.40	49.77	23.18
Brent M1-M3	0.96	(2.19)	0.89	(1.37)
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
(3)We believe the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) is the most representative market indicator of our current operations in Hawaii.
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
    Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail Segment
Retail sales volumes (thousands of gallons)	28,871	22,586	53,672	51,027
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
Adjusted Gross Margin
    Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), impairment expense, inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments), depreciation, depletion, and amortization (“DD&A”); Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis), loss (gain) on sale of assets, and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin. Beginning in the third quarter of 2020, Adjusted Gross Margin excludes the LIFO layer liquidation impacts associated with our Washington inventory. There was no LIFO liquidation adjustment for the three and six months ended June 30, 2020.
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2021	Refining	Logistics	Retail
Operating income (loss)	$(99,119)	$14,542	$12,651
Operating expense (excluding depreciation)	47,944	3,494	17,383
Depreciation, depletion, and amortization	14,561	5,377	2,874
Loss (gain) on sale of assets, net	1,664	(21)	(1,133)
Inventory valuation adjustment	25,284	—	—
LIFO liquidation adjustment	2,263	—	—
RINs loss in excess of net obligation	25,207	—	—
Unrealized loss on derivatives	1,404	—	—
Adjusted Gross Margin (1)	$19,208	$23,392	$31,775

Three months ended June 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(36,757)	$6,303	$16,180
Operating expense (excluding depreciation)	49,385	2,247	15,395
Depreciation, depletion, and amortization	12,706	5,902	2,664
Inventory valuation adjustment	(35,979)	—	—
RINs loss in excess of net obligation	10,738	—	—
Unrealized gain on derivatives	(22,431)	—	—
Adjusted Gross Margin (1) (2)	$(22,338)	$14,452	$34,239

Six months ended June 30, 2021	Refining	Logistics	Retail
Operating income (loss)	$(189,984)	$24,619	$62,006
Operating expense (excluding depreciation)	101,282	7,390	34,337
Depreciation, depletion, and amortization	28,625	10,631	5,534
Loss (gain) on sale of assets, net	(19,595)	(21)	(44,786)
Inventory valuation adjustment	39,459	—	—
LIFO liquidation adjustment	4,151	—	—
RINs loss in excess of net obligation	53,977	—	—
Unrealized gain on derivatives	(2,608)	—	—
Adjusted Gross Margin (1)	$15,307	$42,619	$57,091

Six months ended June 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(205,327)	$25,079	$(1,929)
Operating expense (excluding depreciation)	101,629	6,518	32,271
Depreciation, depletion, and amortization	25,700	10,569	5,463
Impairment expense	38,105	—	29,817
Inventory valuation adjustment	39,345	—	—
RINs loss in excess of net obligation	17,340	—	—
Unrealized loss on derivatives	445	—	—
Adjusted Gross Margin (2)	$17,237	$42,166	$65,622
____________________________________________________________________________
(1)For the three and six months ended June 30, 2021, and the three months ended June 30, 2020, there was no impairment expense recorded in Operating income (loss).
(2)For the three and six months ended June 30, 2020, there was no loss (gain) on sale of assets or LIFO liquidation adjustment recorded in Operating income (loss).

Adjusted Net Income (Loss) and Adjusted EBITDA
    Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gain) loss on derivatives, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments), severance costs, impairment expense, (gain) loss on sale of assets, Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives, RINs loss (gain) in excess of net obligation, and impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Beginning in the third quarter of 2020, Adjusted Net Income (Loss) excludes the LIFO layer liquidation impacts associated with our Washington inventory. There was no LIFO liquidation adjustment for the three and six months ended June 30, 2020.
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

    The following table presents a reconciliation of Adjusted Net Loss and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net Loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$(108,958)	$(40,560)	$(171,185)	$(262,897)
Inventory valuation adjustment	25,284	(35,979)	39,459	39,345
LIFO liquidation adjustment	2,263	—	4,151	—
RINs loss in excess of net obligation	25,207	10,738	53,977	17,340
Unrealized loss (gain) on derivatives	1,404	(22,431)	(2,608)	445
Acquisition and integration costs	(352)	90	86	755
Debt extinguishment and commitment costs	6,628	—	8,135	—
Changes in valuation allowance and other deferred tax items (1)	—	(2,714)	—	(21,087)
Change in value of common stock warrants	—	—	—	(4,270)
Severance costs	—	96	16	245
Loss (gain) on sale of assets, net	510	—	(64,402)	—
Impairment expense	—	—	—	67,922
Impairment of Investment in Laramie Energy, LLC (2)	—	—	—	45,294
Par's share of Laramie Energy's unrealized loss (gain) on derivatives (2)	—	—	—	(1,110)
Adjusted Net Loss (3)	(48,014)	(90,760)	(132,371)	(118,018)
Depreciation, depletion, and amortization	23,548	22,128	46,428	43,411
Interest expense and financing costs, net	17,186	16,414	35,337	35,088
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	—	1,874	—	2,721
Income tax expense (benefit)	607	(2)	607	124
Adjusted EBITDA	$(6,673)	$(50,346)	$(49,999)	$(36,674)
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
(3)For the three and six months ended June 30, 2021 and 2020, there was no change in value of contingent consideration.
Factors Impacting Segment Results
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
    Refining. Operating loss for our refining segment was $99.1 million for the three months ended June 30, 2021, a decline of $62.3 million compared to operating loss of $36.8 million for the three months ended June 30, 2020. The decrease in profitability was primarily driven by a $50.3 million increase in RINs expenses driven by higher RINs prices, a $158.4 million unfavorable change in lower of cost or net realizable value inventory adjustments, and an unfavorable change in feedstock costs at our Washington refinery, partially offset by a 23% increase in sales volume and favorable crack spreads as demand increases due to the continued economic recovery from the COVID-19 pandemic. Other factors impacting our results period over period include higher internal fuel consumption, higher derivative costs, higher inventory financing costs, and higher depreciation expenses due to recently-completed capital projects.
    Logistics. Operating income for our logistics segment was $14.5 million for the three months ended June 30, 2021, an increase of $8.2 million compared to operating income of $6.3 million for the three months ended June 30, 2020. The increase is due to net 34% higher throughput across our Wyoming logistics assets and 55% higher throughput across our Hawaii assets related to increased sales volumes, especially across the neighbor islands in Hawaii, primarily due to increased demand as COVID-19 restrictions ease.

    Retail. Operating income for our retail segment was $12.7 million for the three months ended June 30, 2021, a decrease of $3.5 million compared to operating income of $16.2 million for the three months ended June 30, 2020. The decrease was primarily due to a 31% decrease in fuel margins related to rising crude oil prices and $1.4 million of rent expense in the second quarter of 2021 related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021, partially offset by a 28% increase in fuel sales volumes.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
    Refining. Operating loss for our refining segment was $190.0 million for the six months ended June 30, 2021, an improvement of $15.3 million compared to an operating loss of $205.3 million for the six months ended June 30, 2020. The decrease in the reported loss was primarily driven by favorable feedstock and derivative costs and a favorable change in lower of cost or net realizable value inventory adjustments, partially offset by a $128.3 million increase in RINs expenses driven by higher RINs prices, higher costs associated with our inventory intermediation step-out obligations, and the price lag impact associated with certain sales contracts at our Hawaii refinery. Other factors impacting our results period over period include a favorable FIFO impact in 2021 at our Wyoming refinery, no impairment in 2021 as compared to our 2020 goodwill impairment of $38.1 million, and a 2021 gain of $19.6 million primarily related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021.
    Logistics. Operating income for our logistics segment was $24.6 million for the six months ended June 30, 2021, which was relatively consistent with $25.1 million for the six months ended June 30, 2020.
    Retail. Operating income for our retail segment was $62.0 million for the six months ended June 30, 2021, an increase of $63.9 million compared to an operating loss of $1.9 million for the six months ended June 30, 2020. The increase in profitability is primarily due to a gain of $44.8 million primarily related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021, no impairment in 2021 as compared to our 2020 goodwill impairment of $29.8 million, and an increase in sales volumes of 5%, partially offset by a decrease in fuel margins of 23% related to rising crude oil prices.
Adjusted Gross Margin
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
    Refining. For the three months ended June 30, 2021, our refining Adjusted Gross Margin was $19.2 million, an increase of $41.5 million compared to a loss of $22.3 million for the three months ended June 30, 2020. The increase was primarily driven by improved crack spreads and a 23% increase in refining sales volumes, partially offset by higher RINs mark-to-market expenses driven by increasing RINs prices and rising feedstock costs at the Washington refinery. Adjusted Gross Margin for the Hawaii refineries increased from a loss of $6.96 per barrel during the three months ended June 30, 2020 to income of $0.34 per barrel during the three months ended June 30, 2021 primarily due to improved contract terms and crack spreads, a 26% increase in sales volume, and favorable feedstock and purchased product costs, partially offset by increased RINs costs driven by a $12.7 million higher RINs mark-to-market expense and an unfavorable increase in logistics costs. Adjusted Gross Margin for the Wyoming refinery increased $4.03 per barrel primarily due to improved crack spreads, a FIFO benefit related to increasing crude oil prices, and a 38% increase in sales volumes, partially offset by increased RINs costs driven by a $4.8 million higher RINs mark-to-market expense. Adjusted Gross Margin for the Washington refinery decreased $3.82 per barrel primarily due to a $4.1 million higher RINs mark-to-market expense, compressed heavy product spreads, and unfavorable feedstock costs, partially offset by improved crack spreads and an 11% increase in sales volume.
    Logistics. For the three months ended June 30, 2021, our logistics Adjusted Gross Margin was $23.4 million, an increase of $8.9 million compared to $14.5 million for the three months ended June 30, 2020. The increase is primarily due to net 34% higher throughput across our Wyoming logistics assets and 55% higher throughput across our Hawaii logistics assets due to increased sales volumes in Hawaii, especially across the neighboring islands, driven by easing travel restrictions related to the continued recovery from the COVID-19 pandemic.
    Retail. For the three months ended June 30, 2021, our retail Adjusted Gross Margin was $31.8 million, a decrease of $2.4 million when compared to $34.2 million for the three months ended June 30, 2020. The decrease was primarily due to a 31% decrease in fuel margins related to rising crude oil prices, partially offset by a 28% increase in sales volumes from the ongoing recovery.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
    Refining. For the six months ended June 30, 2021, our refining Adjusted Gross Margin was $15.3 million, a decrease of $1.9 million compared to $17.2 million for the six months ended June 30, 2020. The decrease was primarily due to higher

RINs expense driven by increasing RINs prices and higher inventory financing costs, partially offset by lower feedstock costs in Hawaii. Adjusted Gross Margin for the Hawaii refineries improved from a loss of $2.73 per barrel during the six months ended June 30, 2020 to a loss of $0.05 per barrel during the six months ended June 30, 2021 primarily due to favorable feedstock and purchased product costs and realized derivative favorability, partially offset by a 12% decrease in sales volumes, the price lag impact associated with certain sales contracts, and increased RINs costs driven by a $39.8 million higher RINs mark-to-market expense. Adjusted Gross Margin for the Wyoming refinery increased $4.35 per barrel primarily due to an $11.9 million favorable FIFO impact in 2021 compared to a $10.5 million unfavorable FIFO impact in the same period in 2020 and favorable crack spreads, partially offset by increased RINs costs driven by a $14.0 million higher RINs mark-to-market expense and higher feedstock costs. Adjusted Gross Margin for the Washington refinery decreased $7.68 per barrel primarily due to higher feedstock costs, compressed heavy product spreads, and a $12.1 million increase in RINs mark-to-market expense, partially offset by lower logistics costs.
    Logistics. For the six months ended June 30, 2021, our logistics Adjusted Gross Margin was $42.6 million, which was relatively consistent with our logistics Adjusted Gross Margin of $42.2 million for the six months ended June 30, 2020.
    Retail. For the six months ended June 30, 2021, our retail Adjusted Gross Margin was $57.1 million, a decrease of $8.5 million compared to $65.6 million for the six months ended June 30, 2020. The decrease was primarily due to a 23% decrease in fuel margins related to rising crude oil prices, partially offset by a 5% increase in sales volumes from the ongoing recovery.
Discussion of Consolidated Results
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
    Revenues. For the three months ended June 30, 2021, revenues were $1.2 billion, a $0.7 billion increase compared to $0.5 billion for the three months ended June 30, 2020. The increase was primarily due to an increase of $0.7 billion in third-party refining segment revenue as a result of increases in Brent and WTI crude oil prices, a 23% increase in refining sales volumes, and an increase in average product cracks. Brent crude oil prices recovered to $69.08 per barrel during the second quarter of 2021 compared to $33.39 per barrel during the second quarter of 2020, and WTI crude oil prices recovered to $66.17 per barrel during the second quarter of 2021 compared to $28.00 per barrel during the second quarter of 2020.
    Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2021, cost of revenues (excluding depreciation) was $1.2 billion, a $0.8 billion increase compared to $0.4 billion for the three months ended June 30, 2020. The increase was primarily driven by higher Brent and WTI crude oil prices and higher refining volumes as discussed above, a $158.4 million unfavorable change in lower of cost or net realizable value adjustments, higher feedstock costs at our Washington refinery, and a $50.3 million increase in the RINs expense driven by higher RINs prices.
    Operating Expense (Excluding Depreciation). For the three months ended June 30, 2021, operating expense (excluding depreciation) was $68.8 million, which was relatively consistent with $67.0 million for the three months ended June 30, 2020.
    Depreciation, Depletion, and Amortization. For the three months ended June 30, 2021, DD&A was $23.5 million, which was relatively consistent with $22.1 million for the three months ended June 30, 2020.
Loss on Sale of Assets, Net. During the three months ended June 30, 2021, we recorded a loss of $0.5 million primarily related to the sale and disposal of certain retail locations. No such gain or loss was recorded during the three months ended June 30, 2020.
    General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2021, general and administrative expense (excluding depreciation) was $12.2 million, an increase of $2.0 million compared to $10.2 million for the three months ended June 30, 2020. The increase was primarily due to an increase in employee costs and the use of outside services.
Acquisition and Integration Costs. For the three months ended June 30, 2021, we recorded an acquisition and integration gain of $0.4 million, which was relatively consistent with $0.1 million of costs incurred during the three months ended June 30, 2020.
    Interest Expense and Financing Costs, Net. For the three months ended June 30, 2021, our interest expense and financing costs were $17.2 million, an increase of $0.8 million compared to $16.4 million for the three months ended June 30, 2020. The change was driven by a $2.3 million increase in interest expense and financing costs related to the 12.875% Senior

Secured Notes issued in June 2020. This increase was partially offset by a decrease of $0.8 million due to the reduced principal and lower variable interest rates on our Term Loan B Facility, a $0.4 million decrease related to debt fully repaid during the six months ended June 30, 2021, and a net $0.2 million decrease in interest expense related to our inventory financing agreements.
Debt Extinguishment and Commitment Costs. For the three months ended June 30, 2021, our debt extinguishment and commitment costs were $6.6 million and primarily represent extinguishment costs associated with the repayment of a portion of our 12.875% Senior Secured Notes on June 14, 2021. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the three months ended June 30, 2020.
    Equity Earnings (Losses) from Laramie Energy, LLC. For the three months ended June 30, 2021, there were no equity earnings (losses) from Laramie Energy, compared to equity losses of $1.9 million for the three months ended June 30, 2020. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
    Income Taxes. For the three months ended June 30, 2021, we recorded income tax expense of $0.6 million primarily related to foreign taxes. For the three months ended June 30, 2020, we recorded an income tax benefit of $2.7 million primarily related to an increase in our net operating loss carryforwards.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
    Revenues. For the six months ended June 30, 2021, revenues were $2.1 billion, a $0.4 billion increase compared to $1.7 billion for the six months ended June 30, 2020. The increase was primarily due to an increase of $0.4 billion in third-party revenues at our refining segment primarily as a result of higher crude oil prices, partially offset by a 7% decrease in refining sales volumes. Average Brent crude oil prices recovered to $65.22 in the six months ended June 30, 2021 compared to $42.10 per barrel in the six months ended June 30, 2020, and WTI crude oil prices recovered to $62.18 per barrel during the six months ended June 30, 2021 compared to $36.99 in the six months ended June 30, 2020. Revenues at our retail segment increased $27.2 million primarily due to a 5% increase in sales volumes and a 9% increase in fuel prices.
    Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2021, cost of revenues (excluding depreciation) was $2.1 billion, a $0.4 billion increase compared to $1.7 billion for the six months ended June 30, 2020. The increase was primarily due to increases in Brent and WTI crude oil prices as discussed above, a $128.3 million increase in the RINs expense driven by higher RINs prices, and higher inventory financing costs, partially offset by lower refining sales volumes and favorable purchased product and feedstock costs at our Hawaii refinery. Other factors impacting our results period over period are a $34.6 million favorable change in lower of cost or net realizable value adjustments and lower crude oil sales.
    Operating Expense (Excluding Depreciation). For the six months ended June 30, 2021, operating expense (excluding depreciation) was $143.0 million, which was relatively consistent with $140.4 million for the six months ended June 30, 2020.
    Depreciation, Depletion, and Amortization. For the six months ended June 30, 2021, DD&A was $46.4 million, an increase of $3.0 million compared to $43.4 million for the six months ended June 30, 2020. The increase was primarily due to Hawaii refinery turnaround amortization.
    Impairment Expense. For the six months ended June 30, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments as a result of the global economic impact of the COVID-19 pandemic and a steep decline in current and forecasted prices and demand for crude oil and refined products. No such expense was recorded during the six months ended June 30, 2021.
Gain on Sale of Assets, Net. For the six months ended June 30, 2021, the gain on sale of assets, net was approximately $64.4 million and primarily related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021. No such gain was recorded during the six months ended June 30, 2020.
    General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2021, general and administrative expense (excluding depreciation) was $24.1 million, an increase of $2.1 million compared to $22.0 million for the six months ended June 30, 2020. The increase was primarily due to increased employee costs and an increase in the use of outside services.
    Acquisition and Integration Costs. For the six months ended June 30, 2021, acquisition and integration costs were not significant. For the six months ended June 30, 2020, we incurred $0.8 million of integration costs primarily related to the Washington Acquisition.

    Interest Expense and Financing Costs, Net. For the six months ended June 30, 2021, our interest expense and financing costs were $35.3 million, an increase of $0.2 million when compared to $35.1 million for the six months ended June 30, 2020. The increase was primarily due to a $5.9 million increase in interest expense and financing costs related to the 12.875% Senior Secured Notes issued in June 2020 and increased interest expense of $0.1 million related to the ABL Credit Facility. These increases were partially offset by a decrease of $2.4 million due to the interest rate derivatives terminated as of March 31, 2021 primarily related to the Retail Property Term Loan and $2.1 million due to the reduced principal and lower variable interest rates on our Term Loan B Facility. Other factors contributing to the decrease included a $0.8 million decrease in interest expense related to our inventory financing agreements and a $0.5 million decrease related to debt fully repaid during the six months ended June 30, 2021. Please read Note 7—Inventory Financing Agreements and Note 9—Debt to our condensed consolidated financial statements for further discussion on our inventory financing and indebtedness, respectively.
Debt Extinguishment and Commitment Costs. For the six months ended June 30, 2021, our debt extinguishment and commitment costs were $8.1 million and primarily represent $6.6 million in extinguishment costs associated with the redemption of $36.8 million of 12.875% Senior Secured Notes on June 14, 2021 and $1.4 million in extinguishment costs associated with the repayment of the Retail Property Term Loan on February 23, 2021. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the six months ended June 30, 2020.
Gain on Curtailment of Pension Obligation. For the six months ended June 30, 2021, we recorded a $2.0 million gain on curtailment of pension obligation related to the March 2021 Wyoming Refining plan amendment. Please read Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements for further discussion. No such gain was recorded during the six months ended June 30, 2020.
    Change in Value of Common Stock Warrants. For the six months ended June 30, 2020, the change in value of common stock warrants resulted in a gain of $4.3 million. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. For the three months ended March 31, 2020, our stock price decreased from $23.24 per share as of December 31, 2019 to $7.10 per share as of March 31, 2020. During the six months ended June 30, 2021, there were no common stock warrants outstanding.
    Equity Earnings (Losses) from Laramie Energy, LLC. For the six months ended June 30, 2021, there were no equity earnings (losses) from Laramie Energy compared to equity losses of $46.9 million for the six months ended June 30, 2020. The losses recorded in 2020 were primarily a result of an impairment of our investment in Laramie. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
    Income Taxes. For the six months ended June 30, 2021, we recorded an income tax expense of $0.6 million primarily driven by foreign taxes. For the six months ended June 30, 2020, we recorded an income tax benefit of $21.0 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments.

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

	As of June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,823	$171,475	$31	$174,329
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	210,386	3	210,389
Inventories	—	624,153	—	624,153
Prepaid and other current assets	7,610	12,401	(203)	19,808
Due from related parties	88,797	—	(88,797)	—
Total current assets	99,560	1,020,085	(88,966)	1,030,679
Property, plant, and equipment
Property, plant, and equipment	21,501	1,138,314	3,957	1,163,772
Less accumulated depreciation, depletion, and amortization	(15,271)	(269,725)	(2,837)	(287,833)
Property, plant, and equipment, net	6,230	868,589	1,120	875,939
Long-term assets
Operating lease right-of-use assets	3,418	409,874	—	413,292
Investment in subsidiaries	107,803	—	(107,803)	—
Intangible assets, net	—	17,561	—	17,561
Goodwill	—	124,664	2,598	127,262
Other long-term assets	723	68,488	(9,564)	59,647
Total assets	$217,734	$2,509,261	$(202,615)	$2,524,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,840	$—	$10,840
Obligations under inventory financing agreements	—	699,362	—	699,362
Accounts payable	1,237	156,977	1,478	159,692
Accrued taxes	23	40,499	—	40,522
Operating lease liabilities	682	54,825	—	55,507
Other accrued liabilities	2,649	400,911	207	403,767
Due to related parties	39,005	19,601	(58,606)	—
Total current liabilities	43,596	1,383,015	(56,921)	1,369,690
Long-term liabilities
Long-term debt, net of current maturities	—	560,141	—	560,141
Finance lease liabilities	32	11,586	(4,569)	7,049
Operating lease liabilities	4,360	358,134	—	362,494
Other liabilities	54	41,738	13,522	55,314
Total liabilities	48,042	2,354,614	(47,968)	2,354,688
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	817,049	409,686	(409,686)	817,049
Accumulated earnings (deficit)	(648,213)	(256,123)	256,123	(648,213)
Accumulated other comprehensive income (loss)	254	1,084	(1,084)	254
Total stockholders’ equity	169,692	154,647	(154,647)	169,692
Total liabilities and stockholders’ equity	$217,734	$2,509,261	$(202,615)	$2,524,380

	As of December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$480	$67,147	$682	$68,309
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	111,654	3	111,657
Inventories	—	429,855	—	429,855
Prepaid and other current assets	16,983	7,171	494	24,648
Due from related parties	107,995	—	(107,995)	—
Total current assets	125,788	617,497	(106,816)	636,469
Property, plant, and equipment
Property, plant, and equipment	21,477	1,124,587	37,814	1,183,878
Less accumulated depreciation, depletion, and amortization	(14,368)	(233,927)	(2,818)	(251,113)
Property, plant, and equipment, net	7,109	890,660	34,996	932,765
Long-term assets
Operating lease right-of-use assets	3,714	367,850	(14,398)	357,166
Investment in subsidiaries	209,010	—	(209,010)	—
Intangible assets, net	—	18,892	—	18,892
Goodwill	—	125,399	2,598	127,997
Other long-term assets	723	59,849	—	60,572
Total assets	$346,344	$2,080,147	$(292,630)	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,301	$11,048	$1,584	$59,933
Obligations under inventory financing agreements	—	423,686	—	423,686
Accounts payable	2,401	103,067	1,477	106,945
Accrued taxes	49	27,371	20	27,440
Operating lease liabilities	750	60,449	(4,234)	56,965
Other accrued liabilities	10,907	194,114	(1,310)	203,711
Due to related parties	33,757	36,124	(69,881)	—
Total current liabilities	95,165	855,859	(72,344)	878,680
Long-term liabilities
Long-term debt, net of current maturities	—	608,353	40,307	648,660
Common stock warrants	—	—	—	—
Finance lease liabilities	77	7,848	—	7,925
Operating lease liabilities	4,783	309,736	(10,164)	304,355
Other liabilities	45	87,382	(39,460)	47,967
Total liabilities	100,070	1,869,178	(81,661)	1,887,587
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	540	—	—	540
Additional paid-in capital	726,504	307,967	(307,967)	726,504
Accumulated earnings (deficit)	(477,028)	(94,086)	94,086	(477,028)
Accumulated other comprehensive income (loss)	(3,742)	(2,912)	2,912	(3,742)
Total stockholders’ equity	246,274	210,969	(210,969)	246,274
Total liabilities and stockholders’ equity	$346,344	$2,080,147	$(292,630)	$2,133,861

	Three Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,217,501	$24	$1,217,525

Operating expenses
Cost of revenues (excluding depreciation)	—	1,197,298	—	1,197,298
Operating expense (excluding depreciation)	—	68,821	—	68,821
Depreciation, depletion, and amortization	618	22,882	48	23,548
Loss (gain) on sale of assets, net	—	569	(59)	510
General and administrative expense (excluding depreciation)	3,104	9,097	—	12,201
Acquisition and integration costs	(352)	—	—	(352)
Total operating expenses	3,370	1,298,667	(11)	1,302,026

Operating income (loss)	(3,370)	(81,166)	35	(84,501)

Other income (expense)
Interest expense and financing costs, net	(1,204)	(16,074)	92	(17,186)
Debt extinguishment and commitment costs	—	(6,628)	—	(6,628)
Other income (expense), net	(6)	(31)	1	(36)
Equity earnings (losses) from subsidiaries	(104,361)	—	104,361	—
Total other income (expense), net	(105,571)	(22,733)	104,454	(23,850)

Income (loss) before income taxes	(108,941)	(103,899)	104,489	(108,351)
Income tax benefit (expense) (1)	(17)	28,655	(29,245)	(607)
Net income (loss)	$(108,958)	$(75,244)	$75,244	$(108,958)

Adjusted EBITDA	$(3,110)	$(3,588)	$25	$(6,673)

	Three Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$515,301	$—	$515,301

Operating expenses
Cost of revenues (excluding depreciation)	—	441,278	—	441,278
Operating expense (excluding depreciation)	—	68,210	(1,183)	67,027
Depreciation, depletion, and amortization	769	21,229	130	22,128
General and administrative expense (excluding depreciation)	2,628	7,593	—	10,221
Acquisition and integration costs	—	90	—	90
Total operating expenses	3,397	538,400	(1,053)	540,744

Operating loss	(3,397)	(23,099)	1,053	(25,443)

Other income (expense)
Interest expense and financing costs, net	(1,245)	(14,610)	(559)	(16,414)
Other income (expense), net	2	453	—	455
Equity earnings (losses) from subsidiaries	(35,920)	—	35,920	—
Equity losses from Laramie Energy, LLC	—	—	(1,874)	(1,874)
Total other income (expense), net	(37,163)	(14,157)	33,487	(17,833)

Income (loss) before income taxes	(40,560)	(37,256)	34,540	(43,276)
Income tax benefit (expense) (1)	—	7,814	(5,098)	2,716
Net income (loss)	$(40,560)	$(29,442)	$29,442	$(40,560)

Adjusted EBITDA	$(2,530)	$(48,999)	$1,183	$(50,346)

	Six Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,106,181	$24	$2,106,205

Operating expenses
Cost of revenues (excluding depreciation)	—	2,086,161	—	2,086,161
Operating expense (excluding depreciation)	—	143,726	(717)	143,009
Depreciation, depletion, and amortization	1,284	45,001	143	46,428
Loss (gain) on sale of assets, net	—	(10,639)	(53,763)	(64,402)
General and administrative expense (excluding depreciation)	6,209	17,877	—	24,086
Acquisition and integration costs	86	—	—	86
Total operating expenses	7,579	2,282,126	(54,337)	2,235,368

Operating income (loss)	(7,579)	(175,945)	54,361	(129,163)

Other income (expense)
Interest expense and financing costs, net	(2,494)	(32,971)	128	(35,337)
Debt extinguishment and commitment costs	—	(6,719)	(1,416)	(8,135)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(13)	38	—	25
Equity earnings (losses) from subsidiaries	(161,082)	—	161,082	—
Total other income (expense), net	(163,589)	(37,620)	159,794	(41,415)

Income (loss) before income taxes	(171,168)	(213,565)	214,155	(170,578)
Income tax benefit (expense) (1)	(17)	51,528	(52,118)	(607)
Net income (loss)	$(171,185)	$(162,037)	$162,037	$(171,185)

Adjusted EBITDA	$(6,222)	$(44,518)	$741	$(49,999)

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,719,382	$2	$1,719,384

Operating expenses
Cost of revenues (excluding depreciation)	—	1,651,489	—	1,651,489
Operating expense (excluding depreciation)	—	142,784	(2,366)	140,418
Depreciation, depletion, and amortization	1,505	41,646	260	43,411
Impairment expense	—	67,922	—	67,922
General and administrative expense (excluding depreciation)	5,629	16,376	—	22,005
Acquisition and integration costs	—	755	—	755
Total operating expenses	7,134	1,920,972	(2,106)	1,926,000

Operating loss	(7,134)	(201,590)	2,108	(206,616)

Other income (expense)
Interest expense and financing costs, net	(2,473)	(29,640)	(2,975)	(35,088)
Other income (expense), net	12	467	—	479
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(257,572)	—	257,572	—
Equity losses from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(255,763)	(29,173)	207,692	(77,244)

Income (loss) before income taxes	(262,897)	(230,763)	209,800	(283,860)
Income tax benefit (expense) (1)	—	39,309	(18,346)	20,963
Net income (loss)	$(262,897)	$(191,454)	$191,454	$(262,897)

Adjusted EBITDA	$(5,460)	$(33,582)	$2,368	$(36,674)
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
    The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net Loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(108,958)	$(75,244)	$75,244	$(108,958)
Inventory valuation adjustment	—	25,284	—	25,284
LIFO liquidation adjustment	—	2,263	—	2,263
RINs loss (gain) in excess of net obligation	—	25,207	—	25,207
Unrealized loss on derivatives	—	1,404	—	1,404
Acquisition and integration costs	(352)	—	—	(352)
Debt extinguishment and commitment costs	—	6,628	—	6,628
Loss (gain) on sale of assets, net	—	569	(59)	510
Depreciation, depletion, and amortization	618	22,882	48	23,548
Interest expense and financing costs, net	1,204	16,074	(92)	17,186
Equity losses (income) from subsidiaries	104,361	—	(104,361)	—
Income tax expense (benefit)	17	(28,655)	29,245	607
Adjusted EBITDA (3)	$(3,110)	$(3,588)	$25	$(6,673)

	Three Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(40,560)	$(29,442)	$29,442	$(40,560)
Inventory valuation adjustment	—	(35,979)	—	(35,979)
RINs loss (gain) in excess of net obligation	—	10,738	—	10,738
Unrealized loss (gain) on derivatives	—	(22,431)	—	(22,431)
Acquisition and integration costs	—	90	—	90
Changes in valuation allowance and other deferred tax items (1)	—	—	(2,714)	(2,714)
Severance costs	96	—	—	96
Depreciation, depletion, and amortization	769	21,229	130	22,128
Interest expense and financing costs, net	1,245	14,610	559	16,414
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	1,874	1,874
Equity losses (income) from subsidiaries	35,920	—	(35,920)	—
Income tax expense (benefit)	—	(7,814)	7,812	(2)
Adjusted EBITDA (3)	$(2,530)	$(48,999)	$1,183	$(50,346)

	Six Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(171,185)	$(162,037)	$162,037	$(171,185)
Inventory valuation adjustment	—	39,459	—	39,459
LIFO liquidation adjustment	—	4,151	—	4,151
RINs loss (gain) in excess of net obligation	—	53,977	—	53,977
Unrealized loss (gain) on derivatives	—	(2,608)	—	(2,608)
Acquisition and integration costs	86	—	—	86
Debt extinguishment and commitment costs	—	6,719	1,416	8,135
Severance costs	—	16	—	16
Loss (gain) on sale of assets, net	—	(10,639)	(53,763)	(64,402)
Depreciation, depletion, and amortization	1,284	45,001	143	46,428
Interest expense and financing costs, net	2,494	32,971	(128)	35,337
Equity losses (income) from subsidiaries	161,082	—	(161,082)	—
Income tax expense (benefit)	17	(51,528)	52,118	607
Adjusted EBITDA (3)	$(6,222)	$(44,518)	$741	$(49,999)

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(262,897)	$(191,454)	$191,454	$(262,897)
Inventory valuation adjustment	—	39,345	—	39,345
RINs loss (gain) in excess of net obligation	—	17,340	—	17,340
Unrealized loss on derivatives	—	445	—	445
Acquisition and integration costs	—	755	—	755
Changes in valuation allowance and other deferred tax items (1)	—	—	(21,087)	(21,087)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	88	—	245
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Impairment expense	—	67,922	—	67,922
Depreciation, depletion, and amortization	1,505	41,646	260	43,411
Interest expense and financing costs, net	2,473	29,640	2,975	35,088
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	257,572	—	(257,572)	—
Income tax expense (benefit)	—	(39,309)	39,433	124
Adjusted EBITDA (3)	$(5,460)	$(33,582)	$2,368	$(36,674)
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
(3)For the three and six months ended June 30, 2021, there was no change in valuation allowance and other deferred tax items, change in value of common stock warrants, impairment expense, impairment of investment in Laramie Energy, unrealized gain on derivatives included in equity earnings from Laramie Energy, or equity losses from Laramie Energy. For the three and six months ended June 30, 2020, there were no debt extinguishment costs, LIFO liquidation adjustment, or loss (gain) on sale of assets.
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
    Our liquidity position as of June 30, 2021 was $243.5 million and consisted of $240.6 million at Par Petroleum, LLC and subsidiaries, $2.8 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of June 30, 2021, we had access to the ABL Credit Facility, the MLC receivable advances, and cash on hand of $174.3 million. Beginning on July 1, 2021, we also had access to the J. Aron Discretionary Draw Facility. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
In the first quarter of 2021, we closed on the sale and leaseback of twenty-two (22) of our retail properties in Hawaii for an aggregate cash purchase price of approximately $112.8 million net of transaction fees (the “Sale-Leaseback Transactions”). We used approximately $53.1 million of the net cash proceeds to repay the certain financing arrangements which were related to certain of the retail properties and the remainder for general corporate purposes.
On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share, resulting in net proceeds of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering of common stock to repay the $48.7 million in remaining aggregate principal amount of 5.00% Convertible Senior Notes and $36.8 million in aggregate principal amount of 12.875% Senior Secured Notes, and the remainder for other general corporate purposes, including capital expenditures and funding working capital.
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
We may from time to time seek to retire or repurchase our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Cash Flows
    The following table summarizes cash activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,815	$33,767
Net cash provided by (used in) investing activities	88,847	(30,160)
Net cash provided by financing activities	15,358	13,247

    Net cash provided by operating activities was approximately $1.8 million for the six months ended June 30, 2021, which resulted from a net loss of $171.2 million, offset by net cash provided by changes in operating assets and liabilities of approximately $191.2 million and non-cash earnings from operations of approximately $18.2 million. The change in our operating assets and liabilities for the six months ended June 30, 2021 was primarily due to an increase in our gross environmental credit obligations of $204.0 million and a net increase in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations of $199.6 million, partially offset by increases in inventories of $184.1 million and accounts receivable of $99.5 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $5.7 million in deferred turnaround costs. Net cash provided by operating activities was approximately $33.8 million for the six months ended June 30, 2020, which resulted from a net loss of approximately $262.9 million, partially offset by net cash provided by changes in operating assets and liabilities of approximately $130.9 million and non-cash charges to operations of approximately $165.7 million.
    For the six months ended June 30, 2021, net cash provided by investing activities was approximately $88.8 million and primarily related to proceeds received from the Sale-Leaseback Transactions partially offset by $14.0 million of additions to property, plant, and equipment. Net cash used in investing activities was approximately $30.2 million for the six months ended June 30, 2020 and primarily related to additions to property, plant, and equipment totaling approximately $30.2 million.
    Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $15.4 million, which consisted primarily of proceeds of $87.2 million from our March 2021 equity offering of common stock and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $76.0 million, partially offset by net debt and insurance premium repayments of approximately $141.3 million and $5.6 million in extinguishment costs related to the repayment of the Retail Property Term Loan and a portion of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $13.2 million, which consisted primarily of net debt and insurance premium borrowings of approximately $92.7 million, partially offset by net repayments associated with the J. Aron deferred payment and MLC receivable advances of approximately $72.5 million and payments of $6.1 million in deferred loan costs primarily related to the issuance of the 12.875% Senior Secured Notes.
Capital Expenditures and Turnaround Costs
    Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the six months ended June 30, 2021 totaled approximately $19.7 million and were primarily related to the 2021 turnaround and related scheduled maintenance work at our Washington refinery, capital projects at our Hawaii refinery, and underground tank replacements, rebranding, and point of sale and other equipment upgrades at our Retail segment. Our capital expenditure and deferred turnaround cost budget for 2021 ranges from $35 to $45 million and primarily relates to a partial turnaround at our Washington refinery and scheduled sustaining maintenance, regulatory, and safety compliance projects across all businesses.
    We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
    Supply and Offtake Agreements. On June 1, 2021, we and J. Aron entered into a Second Amended and Restated Supply and Offtake Agreement to support our Hawaii refining operations which expires on May 31, 2024 with a one-year extension option. Please read Note 7—Inventory Financing Agreements for more information.
    Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. We amended the Washington Refinery Intermediation Agreement on February 11, 2021 to extend the term through March 31, 2022. Please read Note 7—Inventory Financing Agreements for more information.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
    Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2021 of 141 thousand barrels per day, would change annualized operating income by approximately $50.7 million. This analysis may differ from actual results.

    In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
    All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at June 30, 2021 will settle by October 2021. At June 30, 2021, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	—	—	—
Swaps	24,200	(23,900)	300
Total	24,200	(23,900)	300
    Based on our net open positions at June 30, 2021, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.3 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
    Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2021, we consumed approximately 141 thousand and 134 thousand barrels per day, respectively, of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consumed approximately 3% of this throughput in the refining process during the three and six months ended June 30, 2021, which is accounted for as a fuel cost. We have economically hedged 25 thousand barrels per month through December 1, 2021 of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
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
Interest Rate Risk
    As of June 30, 2021, we had $221.9 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.3 million and $3.5 million per year, respectively.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
    There were no changes during the quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Repurchases
    The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2021:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2021	146	$14.78	—	—
May 1 - May 31, 2021	—	—	—	—
June 1 - June 30, 2021	—	—	—	—
Total	146	$14.78	—	—
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

4.7
First Amendment to Registration Rights Agreement dated as of September 27, 2016, by and among the Company and the purchasers party thereof. Incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.8
Second Amendment to Registration Rights Agreement dated as of September 30, 2016, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.9
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

4.13	Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.14	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.15
Registration Rights Agreement dated as of January 11, 2019, by and between the Company and TrailStone NA Oil & Refining Holdings, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

4.16
Indenture, dated December 21, 2017, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

4.17
First Supplemental Indenture, dated November 20, 2018, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.21 to the Company’s registration statement on Form S-3 filed on December 21, 2018.

4.18
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

4.19
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

4.21
Indenture, dated as of June 5, 2020, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

4.22	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.

4.23
Registration Rights Agreement dated as of December 19, 2018, by and between the Company and IES Downstream, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2018.

10.1	Amendment to Amended and Restated Supply and Offtake Agreement dated May 4, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021.

10.2	Second Amended and Restated Supply and Offtake Agreement dated as of June 1, 2021 between Par Hawaii Refining, LLC and J. Aron & Company LLC. *

10.3	Amended and Restated Guaranty in favor of J. Aron & Company LLC by Par Petroleum, LLC. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: August 6, 2021