Form 10-Q
period 2021-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2021-11-04
CIK 821483

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
For the quarterly period ended September 30, 2021

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

60,191,069 shares of Common Stock, $0.01 par value, were outstanding as of October 28, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$201,305	$68,309
Restricted cash	4,000	2,000
Total cash, cash equivalents, and restricted cash	205,305	70,309
Trade accounts receivable, net of allowances of $0.4 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively	195,157	111,657
Inventories	635,319	429,855
Prepaid and other current assets	15,791	24,648
Total current assets	1,051,572	636,469
Property, plant, and equipment
Property, plant, and equipment	1,171,188	1,183,878
Less accumulated depreciation, depletion, and amortization	(306,789)	(251,113)
Property, plant, and equipment, net	864,399	932,765
Long-term assets
Operating lease right-of-use assets	404,210	357,166
Intangible assets, net	16,899	18,892
Goodwill	127,262	127,997
Other long-term assets	56,653	60,572
Total assets	$2,520,995	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,839	$59,933
Obligations under inventory financing agreements	668,429	423,686
Accounts payable	163,666	106,945
Accrued taxes	31,955	27,440
Operating lease liabilities	57,377	56,965
Other accrued liabilities	362,976	203,711
Total current liabilities	1,295,242	878,680
Long-term liabilities
Long-term debt, net of current maturities	555,945	648,660
Finance lease liabilities	8,069	7,925
Operating lease liabilities	353,366	304,355
Other liabilities	54,871	47,967
Total liabilities	2,267,493	1,887,587
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020, 60,192,507 shares and 54,002,538 shares issued at September 30, 2021 and December 31, 2020, respectively	602	540
Additional paid-in capital	819,057	726,504
Accumulated deficit	(566,411)	(477,028)
Accumulated other comprehensive income (loss)	254	(3,742)
Total stockholders’ equity	253,502	246,274
Total liabilities and stockholders’ equity	$2,520,995	$2,133,861

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,310,368	$689,981	$3,416,573	$2,409,365

Operating expenses
Cost of revenues (excluding depreciation)	1,098,422	585,289	3,184,583	2,236,778
Operating expense (excluding depreciation)	78,059	69,458	221,068	209,876
Depreciation, depletion, and amortization	23,618	22,821	70,046	66,232
Impairment expense	—	—	—	67,922
Loss (gain) on sale of assets, net	2	—	(64,400)	—
General and administrative expense (excluding depreciation)	12,473	9,818	36,559	31,823
Acquisition and integration costs	1	(155)	87	600
Total operating expenses	1,212,575	687,231	3,447,943	2,613,231

Operating income (loss)	97,793	2,750	(31,370)	(203,866)

Other income (expense)
Interest expense and financing costs, net	(15,374)	(17,523)	(50,711)	(52,611)
Debt extinguishment and commitment costs	(9)	—	(8,144)	—
Gain on curtailment of pension obligation	—	—	2,032	—
Other income (expense), net	(22)	610	3	1,089
Change in value of common stock warrants	—	—	—	4,270
Equity losses from Laramie Energy, LLC	—	—	—	(46,905)
Total other income (expense), net	(15,405)	(16,913)	(56,820)	(94,157)

Income (loss) before income taxes	82,388	(14,163)	(88,190)	(298,023)
Income tax benefit (expense)	(586)	(108)	(1,193)	20,855
Net income (loss)	$81,802	$(14,271)	$(89,383)	$(277,168)

Income (loss) per share
Basic	$1.38	$(0.27)	$(1.55)	$(5.20)
Diluted	$1.37	$(0.27)	$(1.55)	$(5.20)
Weighted-average number of shares outstanding
Basic	59,437	53,374	57,713	53,265
Diluted	59,761	53,374	57,713	53,265

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$81,802	$(14,271)	$(89,383)	$(277,168)
Other comprehensive income (loss):
Other post-retirement benefits income, net of tax	—	—	3,996	—
Total other comprehensive income, net of tax	—	—	3,996	—
Comprehensive income (loss)	$81,802	$(14,271)	$(85,387)	$(277,168)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(89,383)	$(277,168)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion, and amortization	70,046	66,232
Impairment expense	—	67,922
Debt extinguishment and commitment costs	8,144	—
Non-cash interest expense	4,646	5,066
Non-cash lower of cost and net realizable value adjustment	(10,595)	22,281
Change in value of common stock warrants	—	(4,270)
Deferred taxes	9	(21,087)
Gain on sale of assets, net	(64,400)	—
Stock-based compensation	6,095	5,314
Unrealized (gain) loss on derivative contracts	4,710	(2,733)
Equity losses from Laramie Energy, LLC	—	46,905
Net changes in operating assets and liabilities:
Trade accounts receivable	(83,528)	112,177
Prepaid and other assets	5,092	50,830
Inventories	(195,121)	98,830
Deferred turnaround expenditures	(6,300)	(40,575)
Obligations under inventory financing agreements	178,568	(124,418)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	226,611	20,647
Net cash provided by operating activities	54,594	25,953
Cash flows from investing activities:
Capital expenditures	(21,015)	(42,451)
Proceeds from sale of assets	103,371	23
Net cash provided by (used in) investing activities	82,356	(42,428)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	87,193	—
Proceeds from borrowings	126,409	205,950
Repayments of borrowings	(275,108)	(120,489)
Net borrowings (repayments) on deferred payment arrangements, discretionary draw facilities, and receivable advances	66,175	(60,839)
Payment of deferred loan costs	(332)	(6,266)
Payments for debt extinguishment and commitment costs	(5,618)	—
Other financing activities, net	(673)	(976)
Net cash provided by (used in) financing activities	(1,954)	17,380
Net increase in cash, cash equivalents, and restricted cash	134,996	905
Cash, cash equivalents, and restricted cash at beginning of period	70,309	128,428
Cash, cash equivalents, and restricted cash at end of period	$205,305	$129,333
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(47,653)	$(35,697)
Taxes	(760)	124
Non-cash investing and financing activities:
Accrued capital expenditures	$2,203	$10,981
Value of warrants reclassified to equity	—	3,936
ROU assets obtained in exchange for new finance lease liabilities	2,658	1,992
ROU assets obtained in exchange for new operating lease liabilities	95,229	11,974
ROU assets terminated in exchange for release from operating lease liabilities	800	7,738

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	53,254	$533	$715,069	$(67,942)	$582	$648,242
Exercise of common stock warrants	351	3	3,933	—		3,936
Stock-based compensation	296	3	1,612	—	—	1,615
Purchase of common stock for retirement	(64)	(1)	(1,067)	—	—	(1,068)
Net loss	—	—	—	(222,337)	—	(222,337)
Balance, March 31, 2020	53,837	538	719,547	(290,279)	582	430,388
Issuance of common stock for employee stock purchase plan	95	1	854	—	—	855
Stock-based compensation	10	—	1,794	—	—	1,794
Purchase of common stock for retirement	—	—	(1)	—	—	(1)
Net loss	—	—	—	(40,560)	—	(40,560)
Balance, June 30, 2020	53,942	539	722,194	(330,839)	582	392,476
Stock-based compensation	10	—	1,777	—	—	1,777
Purchase of common stock for retirement	(5)	—	(42)	—	—	(42)
Net loss	—	—	—	(14,271)	—	(14,271)
Balance, September 30, 2020	53,947	$539	$723,929	$(345,110)	$582	$379,940

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,343	—	—	87,401
Stock-based compensation	461	3	1,883	—	—	1,886
Purchase of common stock for retirement	(76)	—	(1,321)	—	—	(1,321)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	3,996	3,996
Net loss	—	—	—	(62,227)	—	(62,227)
Balance, March 31, 2021	60,142	601	814,467	(539,255)	254	276,067
Common stock offering, net of issuance costs	—	—	(208)	—	—	(208)
Issuance of common stock for employee stock purchase plan	42	1	713	—	—	714
Stock-based compensation	1	—	2,079	—	—	2,079
Purchase of common stock for retirement	—	—	(2)	—	—	(2)
Net loss	—	—	—	(108,958)	—	(108,958)
Balance, June 30, 2021	60,185	602	817,049	(648,213)	254	169,692
Stock-based compensation	(5)	—	2,023	—	—	2,023
Purchase of common stock for retirement	13	—	(15)	—	—	(15)
Net income	—	—	—	81,802	—	81,802
Balance, September 30, 2021	60,193	$602	$819,057	$(566,411)	$254	$253,502

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele and “76” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. This year, we completed the rebranding of all company-operated convenience stores in Washington and Idaho to “nomnom,” our proprietary brand.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions to transport and store our crude oil and refined products for our refineries and transport refined products to our retail sites or third-party purchasers.
    As of September 30, 2021, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry, and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2021 or 2020.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$5,511	$5,479	$16,071	$15,974
Operating expense	13,121	15,084	39,003	43,650
General and administrative expense	673	948	2,268	2,584
Benefit Plans
We maintain defined benefit pension plans covering eligible employees of Hermes Consolidated, LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, LLC, (collectively, “WRC” or “Wyoming Refining”) and the employees of U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”) covered by collective bargaining agreements. In March 2021, the Wyoming Refining plan was amended (the “Plan Amendment”) to freeze all future benefit accruals for hourly plan participants. The Plan Amendment reduced the projected benefit obligation by $6.0 million. For the nine months ended September 30, 2021, we recorded a $2.0 million Gain on curtailment of pension obligation in our condensed consolidated statements of operations and an unrealized actuarial gain of $4.0 million as Other post-retirement benefits income, net of tax, in our condensed consolidated statements of other comprehensive income. Similar to the evaluation done for the estimate as of December 31, 2020, the projected benefit obligation estimate was determined based on the present value of projected future benefit payments. In determining the discount rate, we used pricing and yield information for high-quality corporate bonds that result in payments similar to the estimated distributions of benefits from our plans. The weighted average discount rate used to determine benefit obligations increased from 2.65% to 3.25%, or 23%, from December 31, 2020 to March 31, 2021. The estimated rate of compensation increase remained 3.00%.
Recent Accounting Pronouncements
    There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the following:
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 updates the current guidance to require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” as if the acquiring entity had originated the contracts. This ASU improves comparability by providing consistent guidance between revenue contracts with customers acquired in a business combination and those not acquired in a business combination. The guidance in ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. This ASU will change the policy under which we account for future business combinations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). We adopted this ASU under the prospective method and information that was presented prior to January 1, 2021 has not been restated and continues to be reported under the accounting standards in effect for that period. This ASU simplified the accounting for income taxes by removing certain exceptions to general principles and clarified and amended guidance to improve consistency under FASB ASC Topic 740 “Income Taxes.” Our adoption of ASU 2019-12 did not have a material impact on our financial condition, results of operations, or cash flows.
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
Note 3—Investment in Laramie Energy, LLC
    As of September 30, 2021, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
On July 1, 2021, Laramie Energy entered into a term loan agreement which provided a term loan in the principal amount of $160 million. Laramie Energy used the proceeds from the term loan to repay the outstanding balance on its revolving credit facility. The term loan is secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025. As of September 30, 2021, the term loan had an outstanding balance of $152.2 million.
    During the year ended December 31, 2020, Laramie Energy incurred losses that reduced the book value of our investment to zero, and as of December 31, 2020, we had discontinued the application of the equity method of accounting for our investment in Laramie Energy. As such, the balance of our investment in Laramie Energy was zero as of September 30, 2021 and December 31, 2020.
    Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$55,518	$34,573
Non-current assets	335,198	355,538
Current liabilities	118,735	217,523
Non-current liabilities	193,893	93,193

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Natural gas and oil revenues	$46,329	$28,257	$166,293	$86,515
Income (loss) from operations	20,807	(3,443)	73,957	(10,773)
Net loss	(41,892)	(12,643)	(1,308)	(26,418)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Laramie Energy’s net loss includes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation, depletion, and amortization	$6,134	$9,013	$21,890	$28,334
Unrealized loss on derivative instruments	54,857	5,918	55,039	7,643
Note 4—Revenue Recognition
    As of September 30, 2021 and December 31, 2020, receivables from contracts with customers were $190.8 million and $104.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $16.4 million and $4.1 million as of September 30, 2021 and December 31, 2020, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$402,654	$—	$93,054
Distillates (1)	548,571	—	7,616
Other refined products (2)	291,185	—	—
Merchandise	—	—	24,314
Transportation and terminalling services	—	46,735	—
Other revenue	438	—	926
Total segment revenues (3)	$1,242,848	$46,735	$125,910

Three Months Ended September 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$219,849	$—	$59,344
Distillates (1)	213,448	—	7,847
Other refined products (2)	188,586	—	—
Merchandise	—	—	24,010
Transportation and terminalling services	—	41,722	—
Other revenue	4,543	—	535
Total segment revenues (3)	$626,426	$41,722	$91,736

Nine Months Ended September 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$1,073,516	$—	$243,058
Distillates (1)	1,390,996	—	19,626
Other refined products (2)	771,722	—	—
Merchandise	—	—	69,746
Transportation and terminalling services	—	136,750	—
Other revenue	1,216	—	3,114
Total segment revenues (3)	$3,237,450	$136,750	$335,544

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Nine Months Ended September 30, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$641,817	$—	$179,348
Distillates (1)	986,916	—	24,939
Other refined products (2)	581,839	—	—
Merchandise	—	—	68,421
Transportation and terminalling services	—	143,004	—
Other revenue	19,281	—	1,462
Total segment revenues (3)	$2,229,853	$143,004	$274,170
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 5—Inventories
    Inventories at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
September 30, 2021
Crude oil and feedstocks	$64,322	$185,473	$249,795
Refined products and blendstock	156,276	101,287	257,563
Warehouse stock and other (2)	127,961	—	127,961
Total	$348,559	$286,760	$635,319

December 31, 2020
Crude oil and feedstocks	$88,307	$75,340	$163,647
Refined products and blendstock	112,146	83,601	195,747
Warehouse stock and other (2)	70,461	—	70,461
Total	$270,914	$158,941	$429,855
________________________________________________________
(1)Please read Note 7—Inventory Financing Agreements for further information.
(2)Includes $82.7 million and $26.7 million of RINs and environmental credits, reported at cost, as of September 30, 2021 and December 31, 2020, respectively. RINs and environmental obligations of $297.5 million and $150.5 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
    As of September 30, 2021, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2020, there was a $10.6 million reserve for the lower of cost or net realizable value of inventory. As of September 30, 2021, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $36.5 million. Our LIFO inventories, net of the lower of cost or net realizable reserve, were equal to current cost as of December 31, 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Note 6—Prepaid and Other Current Assets
    Prepaid and other current assets at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Advances to suppliers	$2,545	$—
Collateral posted with broker for derivative instruments (1)	3,387	1,489
Prepaid insurance	—	14,932
Prepaid taxes	1,516	1
Derivative assets	34	1,346
Deferred inventory financing charges	4,743	—
Other	3,566	6,880
Total	$15,791	$24,648
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.
Note 7—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	September 30, 2021	December 31, 2020
Supply and Offtake Agreements	$482,250	$312,185
Washington Refinery Intermediation Agreement	186,179	111,501
Obligations under inventory financing agreements	$668,429	$423,686
Supply and Offtake Agreement
We have an agreement with J. Aron & Company LLC (“J. Aron”) to support our Hawaii refining operations. As of December 31, 2020, a deferred payment arrangement under the agreement allowed for us to defer payments owed under the agreements up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. As of December 31, 2020, the capacity of the deferred payment arrangement was $80.1 million and we had $78.6 million outstanding. On May 4, 2021, we amended the first amended and restated supply and offtake agreement and extended the term from May 31, 2021, to June 30, 2021.
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
The Discretionary Draw Facility is available to PHR from the Adjustment Date up to but excluding the Expiration Date. Under the Discretionary Draw Facility, J. Aron agreed to make advances to PHR from time to time at the request of PHR, subject to the satisfaction of certain conditions precedent, in an aggregate principal amount at any one time outstanding not to exceed the lesser of $165 million or the borrowing base, which is calculated as (x) 85% of the eligible accounts receivables, plus (y) the lesser of $82.5 million and 85% of eligible hydrocarbon inventory, minus (z) such reserves as established by J. Aron in respect of eligible receivables and eligible hydrocarbon inventory. The advances under the Discretionary Draw Facility bear interest at a rate equal to three-month LIBOR plus 4.00% per annum until May 31, 2022. Beginning on June 1, 2022, the advances will bear interest at a rate equal to LIBOR (or LIBOR equivalent) plus an applicable spread between 3.50% and 4.00% to be determined annually based on certain financial ratios. As of September 30, 2021, our outstanding balance under the Discretionary Draw Facility was $125.2 million and its capacity was $142.4 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Under the supply and offtake agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. In the third quarter of 2021, we entered into multiple contracts to fix certain market fees for the period from September 2021 through May 2022 for $6.6 million. The amount due to or from J. Aron is recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the supply and offtake agreements. As of September 30, 2021, and December 31, 2020, we had a payable of $6.6 million and a receivable of $0.5 million, respectively.
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
    As of September 30, 2021, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $60.6 million. As of December 31, 2020, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $41.1 million. Additionally, as of September 30, 2021, and December 31, 2020, we had approximately $135.9 million and $93.6 million in letters of credit outstanding through MLC’s credit support, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees	$4,988	$2,216	$14,038	$8,882
Interest expense and financing costs, net	754	411	2,078	2,473
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$1,019	$2,486	$3,138
Interest expense and financing costs, net	1,276	472	3,387	2,196
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 8—Other Accrued Liabilities

Other accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and other employee benefits	$19,568	$14,916
Gross environmental credit obligations (1)	297,495	150,482
Other	45,913	38,313
Total	$362,976	$203,711
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of September 30, 2021 and December 31, 2020. Please read Note 11—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $82.7 million and $26.7 million as of September 30, 2021 and December 31, 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Note 9—Debt
    The following table summarizes our outstanding debt (in thousands):

	September 30, 2021	December 31, 2020
5.00% Convertible Senior Notes due 2021	$—	$48,665
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024	—	42,494
7.75% Senior Secured Notes due 2025	296,000	300,000
Term Loan B due 2026	218,750	228,125
12.875% Senior Secured Notes due 2026	68,250	105,000
Mid Pac Term Loan due 2028	—	1,399
PHL Term Loan	—	5,840
Principal amount of long-term debt	583,000	731,523
Less: unamortized discount and deferred financing costs	(16,216)	(22,930)
Total debt, net of unamortized discount and deferred financing costs	566,784	708,593
Less: current maturities, net of unamortized discount and deferred financing costs	(10,839)	(59,933)
Long-term debt, net of current maturities	$555,945	$648,660
    As of September 30, 2021 and December 31, 2020, we had $26.6 million and $1.7 million in letters of credit outstanding under the Loan and Security Agreement dated as of December 21, 2017 with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”), respectively. We had $5.9 million and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding as of September 30, 2021 and December 31, 2020, respectively, under agreements with MLC and under certain other facilities.

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
ABL Credit Facility
    The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). As of September 30, 2021, the ABL Revolver had no outstanding revolving loans, $26.6 million in letters of credit outstanding, and a borrowing base of approximately $85.0 million.
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
    The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. Principal and interest payments were payable monthly based on a 20-year amortization schedule, principal prepayments were allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, was due on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. We recognized approximately $1.4 million of debt extinguishment costs in the nine months ended September 30, 2021 related to our prepayment of the loan principal.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
The 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. During the nine months ended September 30, 2021, we repurchased and cancelled $4 million in aggregate principal amount of the 7.75% Senior Secured Notes through two repurchases. As of September 30, 2021, the 7.75% Senior Secured Notes had an outstanding principal balance of $296.0 million.
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
12.875% Senior Secured Notes Due 2026
    On June 14, 2021, we redeemed $36.8 million aggregate principal amount of 12.875% Senior Secured Notes at a redemption price of 112.875% of the aggregate principal amount of the notes redeemed, plus the accrued and unpaid interest as of the redemption date. Upon redemption, we paid a premium of approximately $4.7 million and incurred additional debt extinguishment costs of $1.9 million, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2021. As of September 30, 2021, the 12.875% Senior Secured Notes had an outstanding principal balance of $68.3 million.
Cross Default Provisions
    Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2021, we were in compliance with all of our debt instruments.
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
For the Interim Periods Ended September 30, 2021 and 2020

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
    Our open futures and over-the-counter (“OTC”) swaps at September 30, 2021, will settle by February 2022. At September 30, 2021, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	192	(342)	(150)
Swaps	2,725	(3,725)	(1,000)
Total	2,917	(4,067)	(1,150)
    At September 30, 2021, we also had option collars of 25 thousand barrels of crude oil per month that expire in December 2021 and 35 thousand barrels of crude oil per month that expire in December 2022 to economically hedge our internally consumed fuel at our Hawaii refineries. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel and from a floor of $56.29 per barrel to a ceiling of $72.86 per barrel, respectively.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

    The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2021, and December 31, 2020, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2021	December 31, 2020
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$34	$1,346
Commodity derivatives	Other accrued liabilities	(6,308)	—
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(29,584)	(20,797)
MLC terminal obligation derivative	Obligations under inventory financing agreements	(15,739)	(10,161)

Interest rate derivatives	Other accrued liabilities	—	(966)
Interest rate derivatives	Other liabilities	—	(2,027)
_________________________________________________________
(1)Does not include cash collateral of $3.4 million and $1.5 million recorded in Prepaid and other current assets as of September 30, 2021, and December 31, 2020, respectively, and $9.5 million in Other long-term assets as of both September 30, 2021, and December 31, 2020.
    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2021	2020	2021	2020
Commodity derivatives	Cost of revenues (excluding depreciation)	$(6,578)	$1,860	$(16,170)	$(54,160)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(3,470)	44,556	(8,787)	(12,459)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(11,171)	6,000	(66,772)	62,076
Interest rate derivatives	Interest expense and financing costs, net	—	2	104	(2,310)
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
    During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of September 30, 2021, we had no common stock warrants outstanding.
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $5.64 per barrel to a premium of $38.02 per barrel as of September 30, 2021. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at September 30, 2021, or December 31, 2020. Please read Note 10—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of September 30, 2021, and December 31, 2020, are presented gross in the tables below (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$796	$27,978	$—	$28,774	$(28,740)	$34

Liabilities
Commodity derivatives	$(2,670)	$(32,378)	$—	$(35,048)	$28,740	$(6,308)
J. Aron repurchase obligation derivative	—	—	(29,584)	(29,584)	—	(29,584)
MLC terminal obligation derivative	—	—	(15,739)	(15,739)	—	(15,739)
Gross environmental credit obligations (2)	—	(297,495)	—	(297,495)	—	(297,495)
Total Liabilities	$(2,670)	$(329,873)	$(45,323)	$(377,866)	$28,740	$(349,126)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
_________________________________________________________
(1)Does not include cash collateral of $12.9 million and $11.0 million as of September 30, 2021, and December 31, 2020, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $82.7 million and $26.7 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of September 30, 2021, and December 31, 2020, respectively.
    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, at beginning of period	$(36,364)	$(66,098)	$(30,958)	$(22,750)
Settlements	5,682	10,247	61,194	(36,432)
Acquired	—	—	—	—
Total gains (losses) included in earnings	(14,641)	50,556	(75,559)	53,887
Balance, at end of period	$(45,323)	$(5,295)	$(45,323)	$(5,295)
    The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021
	Carrying Value	Fair Value
ABL Credit Facility due 2022 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	290,297	295,911
Term Loan B Facility due 2026 (1)	211,598	217,109
12.875% Senior Secured Notes due 2026 (1)	64,889	78,658

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
    The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of the measurement date. The outstanding aggregate principal amount of the 5.00% Convertible Senior Notes matured and was paid in full on June 15, 2021. The fair value of the 5.00% Convertible Senior Notes was considered a Level 2 measurement in the fair value hierarchy.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

    The following table provides information on the amounts (in thousands, except lease term and discount rates) of our right-of-use assets (“ROU assets”) and liabilities as of September 30, 2021 and December 31, 2020 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Finance	Property, plant, and equipment	$20,556	$14,998
Finance	Accumulated amortization	(7,925)	(6,486)
Finance	Property, plant, and equipment, net	$12,631	$8,512
Operating	Operating lease right-of-use assets	404,210	357,166
Total right-of-use assets		$416,841	$365,678

Liabilities
Current
Finance	Other accrued liabilities	$1,567	$1,491
Operating	Operating lease liabilities	57,377	56,965
Long-term
Finance	Finance lease liabilities	8,069	7,925
Operating	Operating lease liabilities	353,366	304,355
Total lease liabilities		$420,379	$370,736

Weighted-average remaining lease term (in years)
Finance		6.46	6.97
Operating		11.19	10.52
Weighted-average discount rate
Finance		7.45%	7.93%
Operating		6.79%	7.59%
The following table summarizes the lease costs recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost type	2021	2020	2021	2020
Finance lease cost
Amortization of finance lease ROU assets	$489	$518	$1,439	$1,532
Interest on lease liabilities	166	156	489	487
Operating lease cost	23,325	26,514	69,069	80,644
Variable lease cost	1,527	2,185	4,932	7,842
Short-term lease cost	138	820	341	1,662
Net lease cost	$25,645	$30,193	$76,270	$92,167

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease type	2021	2020
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$2,223	$1,508
Operating cash flows from finance leases	492	493
Operating cash flows from operating leases	65,439	76,536
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	2,658	1,992
ROU assets obtained in exchange for new operating lease liabilities	95,229	11,974
ROU assets terminated in exchange for release from operating lease liabilities	800	7,738
    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2021 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2021 (1)	$573	$22,530	$23,103
2022	2,139	81,740	83,879
2023	2,161	63,708	65,869
2024	1,857	52,019	53,876
2025	1,702	50,910	52,612
2026	1,235	46,406	47,641
Thereafter	2,657	236,665	239,322
Total lease payments	12,324	553,978	566,302
Less amount representing interest	(2,688)	(143,235)	(145,923)
Present value of lease liabilities	$9,636	$410,743	$420,379
_________________________________________________________
(1)Represents the period from October 1, 2021 to December 31, 2021.
    Additionally, we have $2.8 million and $15.2 million in future undiscounted cash flows for finance and operating leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Sale-Leaseback Transactions
On February 11, 2021, PHL and Par Hawaii Property Company, LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, entered into a Purchase Agreement and Escrow Instructions with MDC Coast HI 1, LLC, a subsidiary of Realty Income Corporation (the “Buyer”), and Fidelity National Title Insurance Company, pursuant to which the Sellers and Buyer agreed to consummate sale-leaseback transactions (the “Sale-Leaseback Transactions”). Under the terms of the Purchase Agreement, the Sellers agreed to sell to the Buyer a total of twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for an aggregate cash purchase price of $112.8 million, net of transaction fees.
On February 23, 2021, the Sellers and Buyer closed the Sale-Leaseback Transactions with respect to twenty-one (21) Sale-Leaseback Properties for an aggregate cash purchase price of approximately $107.0 million, net of transaction fees. On March 12, 2021, the Sellers and Buyer closed the sale of one additional property for an aggregate cash purchase price of approximately $5.8 million, net of transaction fees. We recognized a gain of $63.9 million as a result of these transactions, which is included in Loss (gain) on sale of assets, net on our condensed consolidated statements of operations for the nine months ended September 30, 2021.
Upon the closings of the sales of the Sale-Leaseback Properties, PHL entered into a Master Land and Building Lease Agreement (the “Lease Agreement”) with the Buyer, pursuant to which, among other things, PHL leased the Sale-Leaseback

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in Hawaii free trade zones from certain state taxes. We understand that we and other similarly situated state taxpayers who had previously claimed such exemptions may anticipate an audit of their state tax returns filed for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii free trade zones, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in this matter to be neither probable nor reasonably estimable.
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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2021, we have accrued $15.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
Several states have also passed legislation related to GHGs. For example, in 2021, State of Washington passed climate legislation requiring fuel suppliers to gradually reduce the carbon intensity of transportation fuels to 20 percent below 2017 levels by 2038 and subjecting entities that emit significant amounts of carbon dioxide, such as fuel suppliers, to a cap-and-trade system for reducing GHG emissions beginning January 1, 2023. In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refineries’ capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. Accordingly, our Hawaii refineries submitted a GHG reduction plan that incorporates the partnering provisions and demonstrates that additional reductions are not cost-effective or necessary because of the Hawaii refineries’ shared baseline allocation and because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019. Compliance with federal and state GHG regulations could result in material increased compliance costs and an increase in the cost of our products.
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
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. The EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. As of September 30, 2021, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 compliance year is based on the RFS volumetric requirements for the 2020 compliance year.
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
    In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15. However, on July 2, 2021, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s approval of year-round E15 sales. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
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
For the Interim Periods Ended September 30, 2021 and 2020

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
As of September 30, 2021, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Interim Periods Ended September 30, 2021 and 2020

Incentive Plans
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted Stock Awards	$1,184	$1,011	$3,548	$2,962
Restricted Stock Units	346	327	1,002	971
Stock Option Awards	493	439	1,438	1,253
    During the three and nine months ended September 30, 2021, we granted 33 thousand and 472 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.5 million and $7.7 million, respectively. As of September 30, 2021, there were approximately $10.4 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
    During the nine months ended September 30, 2021, we granted 382 thousand stock option awards with a weighted-average exercise price of $16.52 per share and no grants were made for the three months ended September 30, 2021. As of September 30, 2021, there were approximately $4.3 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
    During the nine months ended September 30, 2021, we granted 64 thousand performance restricted stock units to executive officers and no grants were made for the three months ended September 30, 2021. These performance restricted stock units had a fair value of approximately $1.1 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of September 30, 2021, there were approximately $1.4 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
Note 15—Income (Loss) per Share
    Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 82 thousand shares during the nine months ended September 30, 2020. The common stock warrants are included in the calculation of basic income (loss) per share for the nine months ended September 30, 2020 because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$81,802	$(14,271)	$(89,383)	$(277,168)
Less: Undistributed income allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	81,802	(14,271)	(89,383)	(277,168)
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income (loss) per common share	$81,802	$(14,271)	$(89,383)	$(277,168)

Basic weighted-average common stock shares outstanding	59,437	53,374	57,713	53,265
Plus: dilutive effects of common stock equivalents	324	—	—	—
Diluted weighted-average common stock shares outstanding	59,761	53,374	57,713	53,265

Basic income (loss) per common share	$1.38	$(0.27)	$(1.55)	$(5.20)
Diluted income (loss) per common share	$1.37	$(0.27)	$(1.55)	$(5.20)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	488	529	1,047	560
Shares of stock options	2,280	2,261	2,439	2,241
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes (1)	—	2,704	1,644	2,704
_________________________________________________________
(1)We had no 5.00% Convertible Senior Notes outstanding for the three months ended September 30, 2021. Please read Note 9—Debt for further information.
Note 16—Income Taxes
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2021 and December 31, 2020.
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of September 30, 2021 and December 31, 2020.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Note 17—Segment Information
    We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
    Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,242,848	$46,735	$125,910	$(105,125)	$1,310,368
Cost of revenues (excluding depreciation)	1,086,074	24,077	93,387	(105,116)	1,098,422
Operating expense (excluding depreciation)	55,613	3,754	18,692	—	78,059
Depreciation, depletion, and amortization	14,748	5,545	2,630	695	23,618
Loss on sale of assets, net	—	2	—	—	2
General and administrative expense (excluding depreciation)	—	—	—	12,473	12,473
Acquisition and integration costs	—	—	—	1	1
Operating income (loss)	$86,413	$13,357	$11,201	$(13,178)	$97,793
Interest expense and financing costs, net					(15,374)
Debt extinguishment and commitment costs					(9)
Other expense, net					(22)
Income before income taxes					82,388
Income tax expense					(586)
Net income					$81,802

Capital expenditures	$3,164	$1,353	$2,255	$236	$7,008

Three Months Ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$626,426	$41,722	$91,736	$(69,903)	$689,981
Cost of revenues (excluding depreciation)	568,051	26,411	60,725	(69,898)	585,289
Operating expense (excluding depreciation)	49,972	3,364	16,122	—	69,458
Depreciation, depletion, and amortization	13,509	5,513	2,829	970	22,821
General and administrative expense (excluding depreciation)	—	—	—	9,818	9,818
Acquisition and integration costs	—	—	—	(155)	(155)
Operating income (loss)	$(5,106)	$6,434	$12,060	$(10,638)	$2,750
Interest expense and financing costs, net					(17,523)
Other income, net					610
Loss before income taxes					(14,163)
Income tax expense					(108)
Net loss					$(14,271)

Capital expenditures	$9,281	$2,216	$392	$397	$12,286
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $105.1 million and $69.9 million for the three months ended September 30, 2021 and 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

Nine Months Ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,237,450	$136,750	$335,544	$(293,171)	$3,416,573
Cost of revenues (excluding depreciation)	3,160,348	71,473	245,930	(293,168)	3,184,583
Operating expense (excluding depreciation)	156,895	11,144	53,029	—	221,068
Depreciation, depletion, and amortization	43,373	16,176	8,164	2,333	70,046
Gain on sale of assets, net	(19,595)	(19)	(44,786)	—	(64,400)
General and administrative expense (excluding depreciation)	—	—	—	36,559	36,559
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(103,571)	$37,976	$73,207	$(38,982)	$(31,370)
Interest expense and financing costs, net					(50,711)
Debt extinguishment and commitment costs					(8,144)
Gain on curtailment of pension obligation					2,032
Other income, net					3
Loss before income taxes					(88,190)
Income tax expense					(1,193)
Net loss					$(89,383)

Capital expenditures	$10,171	$5,316	$4,830	$698	$21,015

Nine Months Ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,229,853	$143,004	$274,170	$(237,662)	$2,409,365
Cost of revenues (excluding depreciation)	2,211,371	85,527	177,537	(237,657)	2,236,778
Operating expense (excluding depreciation)	151,601	9,882	48,393	—	209,876
Depreciation, depletion, and amortization	39,209	16,082	8,292	2,649	66,232
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	31,823	31,823
Acquisition and integration costs	—	—	—	600	600
Operating income (loss)	$(210,433)	$31,513	$10,131	$(35,077)	$(203,866)
Interest expense and financing costs, net					(52,611)
Other income, net					1,089
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(46,905)
Loss before income taxes					(298,023)
Income tax benefit					20,855
Net loss					$(277,168)

Capital expenditures	$26,529	$12,406	$2,253	$1,263	$42,451
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $293.2 million and $237.7 million for the nine months ended September 30, 2021 and 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2021 and 2020

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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and nine months ended September 30, 2021 or 2020.

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
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele and “76” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. This year, we completed the rebranding of all company-operated convenience stores in Washington and Idaho to “nomnom,” our proprietary brand.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions to transport and store crude oil and refined products for our refineries and transport refined products to our retail sites or third-party purchasers.
    As of September 30, 2021, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
Recent Events Affecting Comparability of Periods
During the third quarter of 2021, demand for refined products in the regions in which we operate continued to recover as vaccination rates increased and travel restrictions related to the COVID-19 pandemic eased in the U.S. On June 10, 2021, the Centers for Disease Control and Prevention (“CDC”) announced that individuals who have been fully vaccinated against COVID-19 can resume domestic travel at low risk to themselves of contracting COVID-19, though the CDC continued to recommend wearing masks and adhering to social distancing guidelines. Beginning July 8, 2021, the state of Hawaii lifted its requirement for travelers entering the state without a pre-travel test to quarantine for those who had been fully vaccinated in the U.S. Tourism in Hawaii continued to rise during the third quarter of 2021, with 714 thousand visitors traveling domestically from the U.S. in August 2021, an 8% increase compared to the same period in 2019 prior to the pandemic. Wyoming has experienced similar economic growth due to a tourism boom, with Mount Rushmore and Devils Tower welcoming 2.2 million and 509 thousand visitors, respectively, during the nine months ending September 30, 2021, both approximately 20% increases from the same period in 2019. Our refining margins saw improvements during the third quarter of 2021 compared to the second quarter, and profitability in our retail and logistics segments during the nine months ended September 30, 2021, reached over 90% of pre-pandemic levels. As of September 30, 2021, 56% of the United States population was fully vaccinated, and in Hawaii, Washington, and Wyoming, 58%, 61%, and 42% of the population was fully vaccinated, respectively.
Despite the increases in vaccination rates and domestic travel, economic recovery from the pandemic remains uncertain as the Delta variant, now the dominant coronavirus strain in the U.S., caused a resurgence of COVID-19 in the U.S. during the third quarter of 2021. On August 23, 2021, the governor of Hawaii asked travelers to delay all non-essential travel through the end of October due to the recent surge in COVID-19 cases experienced in the state, although there have been no new travel restrictions imposed by the state. As the COVID-19 pandemic remains a dynamic driver in the global economy, we continue to monitor the spread of COVID-19 and its potential impacts on our business.
    In addition to measures we took in 2020 in response to the COVID-19 pandemic, as described in our Annual Report on Form 10-K as of and for the year ended December 31, 2020, we have also undertaken additional liquidity-enhancing measures, including deferring or delaying certain capital expenditures related to turnaround activities at our Washington refinery. We closed sale-leaseback transactions (the “Sale-Leaseback Transactions”) in the first quarter of 2021, in which we sold twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for $112.8 million, net of fees. We also entered into a lease on the properties for fifteen (15) years, unless earlier terminated, with up to four five-

year renewal options. On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses.
We believe the steps we have taken in response to the pandemic and its effects on the economy have strengthened our ability to conduct our operations through current conditions. We are also utilizing some of the non-income tax payment deferral opportunities at various state levels and utilized federal refund acceleration opportunities provided by the Internal Revenue Service (“IRS”), Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We continue to maintain existing processes and procedures, including but not limited to processes and procedures around protection of our technology systems and proprietary data. The health and well-being of our employees and customers continue to be our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.
    The financial results contained in this Quarterly Report on Form 10-Q reflect the continuing pandemic-related demand suppression experienced in the first nine months of 2021 in the regions in which we operate. Though vaccine availability and vaccination rates are increasing, the COVID-19 pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. The full magnitude of the impact of COVID-19 on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
    Net Income (Loss). Our financial results for the third quarter of 2021 improved from a net loss of $14.3 million for the three months ended September 30, 2020 to net income of $81.8 million for the three months ended September 30, 2021. The increase was primarily driven by higher product crack spreads related to increased refined product demand, favorable RINs expenses driven by lower RINs prices, and a 16% increase in sales volumes in our Refining segment, partially offset by higher feedstock, purchased product, and derivative costs and higher inventory financing costs.
    Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2021, Adjusted EBITDA was $84.7 million compared to a loss of $16.1 million for the three months ended September 30, 2020. The increase was primarily related to improved crack spreads driven by increased refined product demand and favorable RINs mark-to-market adjustments driven by lower RINs prices, partially offset by unfavorable feedstock and purchased product costs at our Hawaii and Washington refineries.
    For the three months ended September 30, 2021, Adjusted Net Income (Loss) was income of $45.1 million compared to a loss of $56.5 million for the three months ended September 30, 2020. The improvement was primarily related to the factors described above for the increase in Adjusted EBITDA.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
    Net Loss. Our financial results for the nine months ended September 30, 2021 improved from a net loss of $277.2 million for the nine months ended September 30, 2020 to a net loss of $89.4 million for the nine months ended September 30, 2021. The increase was primarily driven by favorable feedstock, purchased product, and derivative costs at our Hawaii refinery, improved crack spreads driven by increased refined product demand, the goodwill impairment of $67.9 million in our Refining and Retail segments and the other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy in the nine months ended September 30, 2020 with no such impairments in 2021, and a gain of $63.9 million in the nine months ended September 30, 2021 related to the Sale-Leaseback Transactions with no such gain in 2020. These benefits were partially offset by increased RINs expenses driven by higher RINs prices in the first half of 2021, the price lag impact associated with certain product sales contracts at our Hawaii refinery, higher inventory financing costs, and a $20.9 million tax benefit recorded in 2020 with no such benefit recorded in 2021.
    Adjusted EBITDA and Adjusted Net Loss. For the nine months ended September 30, 2021, Adjusted EBITDA was $34.7 million compared to a loss of $52.7 million for the nine months ended September 30, 2020. The improvement was primarily related to higher average product crack spreads driven by increased refined product demand, favorable feedstock costs at our Hawaii refinery, lower product delivery costs at our Washington refinery, and lower realized derivative costs at our Hawaii refinery, partially offset by higher RINs mark-to-market expenses related to prior year net obligations due to higher RINs prices and the price lag impact associated with certain product sales contracts at our Hawaii refinery. Other factors impacting our results period over period include a 17% decrease in fuel margins at our Retail segment related to rising crude oil prices.

    For the nine months ended September 30, 2021, Adjusted Net Loss was $87.3 million compared to a loss of approximately $174.5 million for the nine months ended September 30, 2020. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA.
    The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change (1)
Revenues	$1,310,368	$689,981	$620,387	90%
Cost of revenues (excluding depreciation)	1,098,422	585,289	513,133	88%
Operating expense (excluding depreciation)	78,059	69,458	8,601	12%
Depreciation, depletion, and amortization	23,618	22,821	797	3%
Loss on sale of assets, net	2	—	2	NM
General and administrative expense (excluding depreciation)	12,473	9,818	2,655	27%
Acquisition and integration costs	1	(155)	156	101%
Total operating expenses	1,212,575	687,231
Operating income	97,793	2,750
Other income (expense)
Interest expense and financing costs, net	(15,374)	(17,523)	2,149	(12)%
Debt extinguishment and commitment costs	(9)	—	(9)	NM
Other income (expense), net	(22)	610	(632)	(104)%
Total other income (expense), net	(15,405)	(16,913)
Income (loss) before income taxes	82,388	(14,163)
Income tax expense	(586)	(108)	(478)	443%
Net income (loss)	$81,802	$(14,271)
________________________________________________________
(1) NM - Not meaningful

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change (1)
Revenues	$3,416,573	$2,409,365	$1,007,208	42%
Cost of revenues (excluding depreciation)	3,184,583	2,236,778	947,805	42%
Operating expense (excluding depreciation)	221,068	209,876	11,192	5%
Depreciation, depletion, and amortization	70,046	66,232	3,814	6%
Impairment expense	—	67,922	(67,922)	(100)%
Gain on sale of assets, net	(64,400)	—	(64,400)	NM
General and administrative expense (excluding depreciation)	36,559	31,823	4,736	15%
Acquisition and integration costs	87	600	(513)	(86)%
Total operating expenses	3,447,943	2,613,231
Operating loss	(31,370)	(203,866)
Other income (expense)
Interest expense and financing costs, net	(50,711)	(52,611)	1,900	(4)%
Debt extinguishment and commitment costs	(8,144)	—	(8,144)	NM
Gain on curtailment of pension obligation	2,032	—	2,032	NM
Other income, net	3	1,089	(1,086)	(100)%
Change in value of common stock warrants	—	4,270	(4,270)	(100)%
Equity losses from Laramie Energy, LLC	—	(46,905)	46,905	100%
Total other income (expense), net	(56,820)	(94,157)
Loss before income taxes	(88,190)	(298,023)
Income tax benefit (expense)	(1,193)	20,855	(22,048)	(106)%
Net loss	$(89,383)	$(277,168)
________________________________________________________
(1) NM - Not meaningful
    The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2021 and 2020 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,242,848	$46,735	$125,910	$(105,125)	$1,310,368
Cost of revenues (excluding depreciation)	1,086,074	24,077	93,387	(105,116)	1,098,422
Operating expense (excluding depreciation)	55,613	3,754	18,692	—	78,059
Depreciation, depletion, and amortization	14,748	5,545	2,630	695	23,618
Loss on sale of assets, net	—	2	—	—	2
General and administrative expense (excluding depreciation)	—	—	—	12,473	12,473
Acquisition and integration costs	—	—	—	1	1
Operating income (loss)	$86,413	$13,357	$11,201	$(13,178)	$97,793

Three months ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$626,426	$41,722	$91,736	$(69,903)	$689,981
Cost of revenues (excluding depreciation)	568,051	26,411	60,725	(69,898)	585,289
Operating expense (excluding depreciation)	49,972	3,364	16,122	—	69,458
Depreciation, depletion, and amortization	13,509	5,513	2,829	970	22,821
General and administrative expense (excluding depreciation)	—	—	—	9,818	9,818
Acquisition and integration costs	—	—	—	(155)	(155)
Operating income (loss)	$(5,106)	$6,434	$12,060	$(10,638)	$2,750
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $105.1 million and $69.9 million for the three months ended September 30, 2021 and 2020, respectively.

Nine months ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,237,450	$136,750	$335,544	$(293,171)	$3,416,573
Cost of revenues (excluding depreciation)	3,160,348	71,473	245,930	(293,168)	3,184,583
Operating expense (excluding depreciation)	156,895	11,144	53,029	—	221,068
Depreciation, depletion, and amortization	43,373	16,176	8,164	2,333	70,046
Gain on sale of assets, net	(19,595)	(19)	(44,786)	—	(64,400)
General and administrative expense (excluding depreciation)	—	—	—	36,559	36,559
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(103,571)	$37,976	$73,207	$(38,982)	$(31,370)

Nine months ended September 30, 2020	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,229,853	$143,004	$274,170	$(237,662)	$2,409,365
Cost of revenues (excluding depreciation)	2,211,371	85,527	177,537	(237,657)	2,236,778
Operating expense (excluding depreciation)	151,601	9,882	48,393	—	209,876
Depreciation, depletion, and amortization	39,209	16,082	8,292	2,649	66,232
Impairment expense	38,105	—	29,817	—	67,922
General and administrative expense (excluding depreciation)	—	—	—	31,823	31,823
Acquisition and integration costs	—	—	—	600	600
Operating income (loss)	$(210,433)	$31,513	$10,131	$(35,077)	$(203,866)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $293.2 million and $237.7 million for the nine months ended September 30, 2021 and 2020, respectively.

    Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Refining Segment
Feedstocks Throughput (Mbpd)	137.3	105.0	135.1	124.0
Refined product sales volume (Mbpd)	144.9	125.0	140.5	141.2

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	81.0	51.2	82.0	70.9
Par East Throughput (Mbpd)	81.0	51.2	82.0	62.5
Par West Throughput (Mbpd)	—	—	—	8.4

Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.3%	23.1%	24.2%	23.6%
Distillates	45.9%	31.0%	45.3%	41.1%
Fuel oils	24.9%	41.0%	26.0%	29.6%
Other products	3.4%	(0.7)%	1.5%	1.3%
Total yield	97.5%	94.4%	97.0%	95.6%

Refined product sales volume (Mbpd)
On-island sales volume	86.7	67.6	83.9	85.3
Exports sales volume	—	2.5	—	0.8
Total refined product sales volume	86.7	70.1	83.9	86.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$7.66	$(0.47)	$2.52	$(2.17)
Production costs per bbl ($/throughput bbl) (2)	4.28	5.80	3.89	4.30
DD&A per bbl ($/throughput bbl)	0.67	0.64	0.67	0.45

Washington Refinery
Feedstocks Throughput (Mbpd)	38.4	40.5	36.3	39.1
Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.8%	22.6%	23.6%	23.3%
Distillates	33.0%	34.6%	34.3%	35.3%
Asphalt	22.5%	19.4%	20.9%	19.0%
Other products	18.7%	20.7%	18.4%	19.6%
Total yield	97.0%	97.3%	97.2%	97.2%

Refined product sales volume (Mbpd)	40.7	42.0	40.3	40.9

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$4.97	$2.16	$1.37	$5.36
Production costs per bbl ($/throughput bbl) (2)	3.60	3.40	3.70	3.51
DD&A per bbl ($/throughput bbl)	1.48	1.29	1.56	1.40

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.9	13.3	16.8	14.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.5%	48.2%	46.9%	48.5%
Distillates	46.2%	46.2%	46.0%	46.1%
Fuel oils	2.3%	1.9%	2.1%	1.9%
Other products	2.1%	1.6%	2.0%	1.4%
Total yield	97.1%	97.9%	97.0%	97.9%

Refined product sales volume (Mbpd)	17.5	12.9	16.3	14.2

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$27.40	$8.53	$14.17	$4.35
Production costs per bbl ($/throughput bbl) (2)	5.92	7.51	6.49	7.22
DD&A per bbl ($/throughput bbl)	2.77	4.65	2.83	4.03

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$6.20	$1.92	$4.80	$3.29
Pacific Northwest 5-2-2-1 Index (4)	18.59	9.39	15.39	11.51
Wyoming 3-2-1 Index (5)	41.78	19.63	31.01	17.63

Crude Oil Prices ($ per barrel)
Brent	$73.23	$43.34	$67.92	$42.52
WTI	70.52	40.92	64.99	38.31
ANS	73.83	43.11	68.35	41.19
Bakken Clearbrook	70.77	39.44	64.84	35.59
WCS Hardisty	57.54	30.93	52.39	25.78
Brent M1-M3	1.36	(0.79)	1.05	(1.17)
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
(4)We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ultra-low sulfur diesel (“ULSD”) and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil.

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
    Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail Segment
Retail sales volumes (thousands of gallons)	28,746	25,936	82,418	76,964
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
Adjusted Gross Margin
    Adjusted Gross Margin is defined as (i) operating income (loss) adjusted for operating expense (excluding depreciation); depreciation, depletion, and amortization (“DD&A”); impairment expense; loss (gain) on sale of assets; inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments); LIFO layer liquidation impacts associated with our Washington inventory; Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis); and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, LIFO layer liquidation impacts associated with our Washington inventory, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin.
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2021	Refining	Logistics	Retail
Operating income	$86,413	$13,357	$11,201
Operating expense (excluding depreciation)	55,613	3,754	18,692
Depreciation, depletion, and amortization	14,748	5,545	2,630
Loss on sale of assets, net	—	2	—
Inventory valuation adjustment	(727)	—	—
LIFO liquidation adjustment	(4,151)	—	—
RINs gain in excess of net obligation	(42,103)	—	—
Unrealized loss on derivatives	10,228	—	—
Adjusted Gross Margin (1)	$120,021	$22,658	$32,523

Three months ended September 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(5,106)	$6,434	$12,060
Operating expense (excluding depreciation)	49,972	3,364	16,122
Depreciation, depletion, and amortization	13,509	5,513	2,829
Inventory valuation adjustment	(43,980)	—	—
LIFO liquidation adjustment	6,211	—	—
RINs loss in excess of net obligation	645	—	—
Unrealized gain on derivatives	(4,952)	—	—
Adjusted Gross Margin (1) (2)	$16,299	$15,311	$31,011

Nine months ended September 30, 2021	Refining	Logistics	Retail
Operating income (loss)	$(103,571)	$37,976	$73,207
Operating expense (excluding depreciation)	156,895	11,144	53,029
Depreciation, depletion, and amortization	43,373	16,176	8,164
Gain on sale of assets, net	(19,595)	(19)	(44,786)
Inventory valuation adjustment	38,732	—	—
RINs loss in excess of net obligation	11,874	—	—
Unrealized loss on derivatives	7,620	—	—
Adjusted Gross Margin (1) (3)	$135,328	$65,277	$89,614

Nine months ended September 30, 2020	Refining	Logistics	Retail
Operating income (loss)	$(210,433)	$31,513	$10,131
Operating expense (excluding depreciation)	151,601	9,882	48,393
Depreciation, depletion, and amortization	39,209	16,082	8,292
Impairment expense	38,105	—	29,817
Inventory valuation adjustment	(4,635)	—	—
LIFO liquidation adjustment	6,211	—	—
RINs loss in excess of net obligation	17,985	—	—
Unrealized gain on derivatives	(4,507)	—	—
Adjusted Gross Margin (2)	$33,536	$57,477	$96,633
____________________________________________________________________________
(1)For the three and nine months ended September 30, 2021, and the three months ended September 30, 2020, there was no impairment expense recorded in Operating income (loss).

(2)For the three and nine months ended September 30, 2020, there was no loss (gain) on sale of assets recorded in Operating income (loss).
(3)For the nine months ended September 30, 2021, there was no LIFO liquidation adjustment recorded in Operating income (loss).
Adjusted Net Income (Loss) and Adjusted EBITDA
    Adjusted Net Income (Loss) is defined as Net income (loss) excluding inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments), the LIFO layer liquidation impacts associated with our Washington inventory, RINs loss (gain) in excess of net obligation, unrealized (gain) loss on derivatives, acquisition and integration costs, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, changes in the value of contingent consideration and common stock warrants, severance costs, (gain) loss on sale of assets, impairment expense, impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference, and Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding DD&A, interest expense and financing costs, equity losses (earnings) from Laramie Energy excluding Par’s share of unrealized loss (gain) on derivatives, impairment of Par’s investment, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference, and income tax expense (benefit).
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

    The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$81,802	$(14,271)	$(89,383)	$(277,168)
Inventory valuation adjustment	(727)	(43,980)	38,732	(4,635)
LIFO liquidation adjustment	(4,151)	6,211	—	6,211
RINs loss (gain) in excess of net obligation	(42,103)	645	11,874	17,985
Unrealized loss (gain) on derivatives	10,228	(4,952)	7,620	(4,507)
Acquisition and integration costs	1	(155)	87	600
Debt extinguishment and commitment costs	9	—	8,144	—
Changes in valuation allowance and other deferred tax items (1)	—	—	—	(21,087)
Change in value of common stock warrants	—	—	—	(4,270)
Severance costs	59	—	75	245
Loss (gain) on sale of assets, net	2	—	(64,400)	—
Impairment expense	—	—	—	67,922
Impairment of Investment in Laramie Energy, LLC (2)	—	—	—	45,294
Par's share of Laramie Energy's unrealized gain on derivatives (2)	—	—	—	(1,110)
Adjusted Net Income (Loss) (3)	45,120	(56,502)	(87,251)	(174,520)
Depreciation, depletion, and amortization	23,618	22,821	70,046	66,232
Interest expense and financing costs, net	15,374	17,523	50,711	52,611
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	—	2,721
Income tax expense	586	108	1,193	232
Adjusted EBITDA	$84,698	$(16,050)	$34,699	$(52,724)
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
(3)For the three and nine months ended September 30, 2021 and 2020, there was no change in value of contingent consideration.
Factors Impacting Segment Results
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
    Refining. Operating income for our refining segment was $86.4 million for the three months ended September 30, 2021, an increase of $91.5 million compared to operating loss of $5.1 million for the three months ended September 30, 2020. The increase in profitability was primarily driven by an increase in product crack spreads driven by increased refined product demand, a $74.0 million favorable reduction in RINs expenses driven by lower RINs prices, and a 16% increase in sales volume resulting from increasing demand due to the continued economic recovery, partially offset by unfavorable changes in feedstock costs at our Hawaii and Washington refineries. Other factors impacting our results period over period include higher purchased product costs at our Hawaii refinery, and higher derivatives and inventory financing costs.
    Logistics. Operating income for our logistics segment was $13.4 million for the three months ended September 30, 2021, an increase of $7.0 million compared to operating income of $6.4 million for the three months ended September 30, 2020. The increase is due to a net 38% higher throughput across our Hawaii assets and 35% higher throughput across our Wyoming logistics assets related to increased sales volumes primarily due to increased demand as COVID-19 restrictions ease.

    Retail. Operating income for our retail segment was $11.2 million for the three months ended September 30, 2021, a decrease of $0.9 million compared to operating income of $12.1 million for the three months ended September 30, 2020. The decrease was primarily due to a 4% decrease in fuel margins related to rising crude oil prices and additional rent expense in the third quarter of 2021 related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021, partially offset by an 11% increase in fuel sales volumes.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
    Refining. Operating loss for our refining segment was $103.6 million for the nine months ended September 30, 2021, an improvement of $106.8 million compared to an operating loss of $210.4 million for the nine months ended September 30, 2020. The improvement was primarily driven by lower purchased product and feedstock costs, higher average product crack spreads, and lower derivative costs, partially offset by a $54.4 million increase in RINs expenses driven by higher RINs prices in the first half of 2021 and higher costs associated with our inventory financing. Other factors impacting our results period over period include no impairment in 2021 as compared to our 2020 goodwill impairment of $38.1 million, and a 2021 gain on sale of assets of $19.6 million primarily related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021.
    Logistics. Operating income for our logistics segment was $38.0 million for the nine months ended September 30, 2021, an increase of $6.5 million compared to operating income of $31.5 million for the nine months ended September 30, 2020. The increase was primarily related to a net 12% higher throughput across our Hawaii assets and 15% higher throughput across our Wyoming logistics assets related to increased sales volumes, primarily due to increased demand as COVID-19 restrictions ease.
    Retail. Operating income for our retail segment was $73.2 million for the nine months ended September 30, 2021, an increase of $63.1 million compared to an operating income of $10.1 million for the nine months ended September 30, 2020. The increase in profitability is primarily due to a gain on sale of assets of $44.8 million primarily related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021, no impairment in 2021 as compared to our 2020 goodwill impairment of $29.8 million, and an increase in sales volumes of 7%, partially offset by a decrease in fuel margins of 17% related to rising crude oil prices.
Adjusted Gross Margin
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
    Refining. For the three months ended September 30, 2021, our refining Adjusted Gross Margin was $120.0 million, an increase of $103.7 million compared to $16.3 million for the three months ended September 30, 2020. The increase was primarily driven by improved crack spreads, a decrease in RINs expenses driven by lower RINs prices, and a 16% increase in refining sales volumes, partially offset by higher feedstock costs, additional purchased product costs at our Hawaii refinery and unfavorable realized derivative expenses. Adjusted Gross Margin for the Hawaii refineries increased from a loss of $0.47 per barrel during the three months ended September 30, 2020 to income of $7.66 per barrel during the three months ended September 30, 2021 primarily due to improved contract terms and crack spreads, a 24% increase in sales volume, and decreased RINs costs driven by a $19.2 million favorable change in RINs mark-to-market adjustments, partially offset by unfavorable feedstock costs, higher purchased product expenses and unfavorable increases in logistics costs. Adjusted Gross Margin for the Wyoming refinery increased $18.87 per barrel primarily due to improved crack spreads, decreased RINs costs driven by a $10.1 million favorable change in RINs mark-to-market adjustments, and a 36% increase in sales volumes. Adjusted Gross Margin for the Washington refinery increased $2.81 per barrel primarily due to improved crack spreads and a $6.3 million favorable change in RINs mark-to-market adjustments, partially offset by unfavorable feedstock costs and a 3% decrease in sales volume.
    Logistics. For the three months ended September 30, 2021, our logistics Adjusted Gross Margin was $22.7 million, an increase of $7.4 million compared to $15.3 million for the three months ended September 30, 2020. The increase is primarily due to net 38% higher throughput across our Hawaii logistics assets and 35% higher throughput across our Wyoming logistics assets due to increased sales volumes in both regions driven by easing travel restrictions related to the continued recovery from the COVID-19 pandemic.
    Retail. For the three months ended September 30, 2021, our retail Adjusted Gross Margin was $32.5 million, which was relatively consistent with our Adjusted Gross Margin of $31.0 million for the three months ended September 30, 2020. The increase was primarily due to a 11% increase in sales volumes from the ongoing recovery partially offset by a 4% decrease in fuel margins related to rising crude oil prices.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
    Refining. For the nine months ended September 30, 2021, our refining Adjusted Gross Margin was $135.3 million, an increase of $101.8 million compared to $33.5 million for the nine months ended September 30, 2020. The increase was primarily due to favorable purchased product costs, improved crack spreads, lower feedstock costs, and realized derivatives favorability, partially offset by higher RINs expense driven by increasing RINs prices. Adjusted Gross Margin for the Hawaii refineries improved from a loss of $2.17 per barrel during the nine months ended September 30, 2020 to income of $2.52 per barrel during the nine months ended September 30, 2021 primarily due to favorable purchased product and feedstock costs and realized derivative favorability, partially offset by unfavorable crack spreads, increased RINs costs driven by a $20.6 million higher RINs mark-to-market expense, a 3% decrease in sales volumes, and the price lag impact associated with certain sales contracts. Adjusted Gross Margin for the Wyoming refinery increased $9.82 per barrel primarily due to improved crack spreads, a favorable FIFO change of $22.2 million in 2021 compared to 2020, and a 15% increase in sales volumes, partially offset by increased RINs costs driven by a $3.9 million higher RINs mark-to-market expense. Adjusted Gross Margin for the Washington refinery decreased $3.99 per barrel primarily due to higher feedstock costs and a $5.8 million increase in RINs mark-to-market expense, partially offset by improving crack spreads and lower logistics costs.
    Logistics. For the nine months ended September 30, 2021, our logistics Adjusted Gross Margin was $65.3 million, an increase of $7.8 million compared to $57.5 million for the nine months ended September 30, 2020. The increase is primarily due to net 12% higher throughput across our Hawaii logistics assets and 15% higher throughput across our Wyoming logistics assets due to increased sales volumes driven by easing travel restrictions related to the continued recovery from the COVID-19 pandemic.
    Retail. For the nine months ended September 30, 2021, our retail Adjusted Gross Margin was $89.6 million, a decrease of $7.0 million compared to $96.6 million for the nine months ended September 30, 2020. The decrease was primarily due to a 17% decrease in fuel margins related to rising crude oil prices, partially offset by a 7% increase in sales volumes from the ongoing recovery.
Discussion of Consolidated Results
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
    Revenues. For the three months ended September 30, 2021, revenues were $1.3 billion, a $0.6 billion increase compared to $0.7 billion for the three months ended September 30, 2020. The increase was primarily due to an increase of $0.6 billion in third-party refining segment revenue as a result of increases in Brent and WTI crude oil prices, a 16% increase in refining sales volumes, and an increase in average product cracks. Brent crude oil prices recovered to $73.23 per barrel during the third quarter of 2021 compared to $43.34 per barrel during the third quarter of 2020, and WTI crude oil prices recovered to $70.52 per barrel during the third quarter of 2021 compared to $40.92 per barrel during the third quarter of 2020.
    Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2021, cost of revenues (excluding depreciation) was $1.1 billion, a $0.5 billion increase compared to $0.6 billion for the three months ended September 30, 2020. The increase was primarily driven by higher Brent and WTI crude oil prices, higher refining volumes as discussed above, and unfavorable feedstock differentials at our Hawaii and Washington refineries, partially offset by a $74.0 million favorable change in the RINs expense driven by lower RINs prices.
    Operating Expense (Excluding Depreciation). For the three months ended September 30, 2021, operating expense (excluding depreciation) was $78.1 million, an $8.6 million increase when compared to $69.5 million for the three months ended September 30, 2020. The increase in operating expenses was primarily driven by higher maintenance and utility costs at our Hawaii refinery and increased rent expenses driven by new leases from the Sale-Leaseback Transactions we completed in the first quarter of 2021.
    Depreciation, Depletion, and Amortization. For the three months ended September 30, 2021, DD&A was $23.6 million, which was relatively consistent with $22.8 million for the three months ended September 30, 2020.
    General and Administrative Expense (Excluding Depreciation).  For the three months ended September 30, 2021, general and administrative expense (excluding depreciation) was $12.5 million, an increase of $2.7 million compared to $9.8 million for the three months ended September 30, 2020. The increase was primarily due to an increase in employee costs and the use of outside services.
    Interest Expense and Financing Costs, Net. For the three months ended September 30, 2021, our interest expense and financing costs were $15.4 million, a decrease of $2.1 million compared to $17.5 million for the three months ended September

30, 2020. The decrease was primarily due to lower outstanding debt balances driven by the early repayment of a portion of the outstanding 12.875% Senior Secured Notes on June 14, 2021, and the final maturity of the 5.00% Convertible Senior Notes on June 15, 2021. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
    Income Taxes. For the three months ended September 30, 2021, we recorded income tax expense of $0.6 million primarily related to foreign taxes. For the three months ended September 30, 2020, we recorded an income tax expense of $0.1 million primarily related to current state income taxes.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
    Revenues. For the nine months ended September 30, 2021, revenues were $3.4 billion, a $1.0 billion increase compared to $2.4 billion for the nine months ended September 30, 2020. The increase was primarily due to an increase of $0.9 billion in third-party revenues at our refining segment primarily as a result of higher crude oil prices across all our refining locations and a 15% increase in refining sales volume at our Wyoming refinery combined with improved realized product differentials in that region. Other factors impacting revenues were a 3% decrease in sales volumes and unfavorable product pricing in Hawaii, partially offset by more favorable product pricing at our Washington refinery. Average Brent crude oil prices recovered to $67.92 in the nine months ended September 30, 2021 compared to $42.52 per barrel in the nine months ended September 30, 2020, and WTI crude oil prices recovered to $64.99 per barrel during the nine months ended September 30, 2021 compared to $38.31 in the nine months ended September 30, 2020. Revenues at our retail segment increased $61.3 million primarily due to a 18% increase in fuel prices and a 7% increase in sales volumes.
    Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2021, cost of revenues (excluding depreciation) was $3.2 billion, a $1.0 billion increase compared to $2.2 billion for the nine months ended September 30, 2020. The increase was primarily due to increases in Brent and WTI crude oil prices as discussed above, higher inventory financing costs, and a $54.4 million increase in the RINs expense driven by higher RINs prices during 2021, partially offset by favorable purchased product and feedstock costs at our Hawaii refinery. Other factors impacting our results period over period include 37% higher fuel costs and 7% higher sales volumes at our Retail segment.
    Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2021, operating expense (excluding depreciation) was $221.1 million, an increase of $11.2 million when compared to $209.9 million for the nine months ended September 30, 2020. The increase was primarily driven by higher utility and maintenance expenses at our Hawaii refinery, increased rent expenses driven by new leases from the Sale-Leaseback Transactions we completed in the first quarter of 2021, and increased utility and maintenance expenses at our Wyoming refinery related to Winter Storm Uri in February 2021.
    Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2021, DD&A was $70.0 million, an increase of $3.8 million compared to $66.2 million for the nine months ended September 30, 2020. The increase was primarily due to Hawaii refinery turnaround amortization.
    Impairment Expense. For the nine months ended September 30, 2020, we recorded goodwill impairment charges of $67.9 million related to our Refining and Retail segments as a result of the global economic impact of the COVID-19 pandemic and a steep decline in current and forecasted prices and demand for crude oil and refined products. No such expense was recorded during the nine months ended September 30, 2021.
Gain on Sale of Assets, Net. For the nine months ended September 30, 2021, the gain on sale of assets, net was approximately $64.4 million and primarily related to the Sale-Leaseback Transactions we closed on February 23 and March 12, 2021. No such gain was recorded during the nine months ended September 30, 2020.
    General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2021, general and administrative expense (excluding depreciation) was $36.6 million, an increase of $4.8 million compared to $31.8 million for the nine months ended September 30, 2020. The increase was primarily due to increased employee costs and an increase in the use of outside services.
    Acquisition and Integration Costs. For the nine months ended September 30, 2021, acquisition and integration costs were not significant. For the nine months ended September 30, 2020, we incurred $0.6 million of integration costs primarily related to the Washington Acquisition.
    Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2021, our interest expense and financing costs were $50.7 million, a decrease of $1.9 million when compared to $52.6 million for the nine months ended

September 30, 2020. The decrease was primarily due to lower outstanding debt balances driven by the early repayment of a portion of the outstanding 12.875% Senior Secured Notes on June 14, 2021, and the final maturity of the 5.00% Convertible Senior Notes on June 15, 2021. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Debt Extinguishment and Commitment Costs. For the nine months ended September 30, 2021, our debt extinguishment and commitment costs were $8.1 million and primarily represent $6.6 million in extinguishment costs associated with the early repayment of a portion of the outstanding 12.875% Senior Secured Notes on June 14, 2021 and $1.4 million in extinguishment costs associated with the repayment of the Retail Property Term Loan on February 23, 2021. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion. No such costs were incurred for the nine months ended September 30, 2020.
Gain on Curtailment of Pension Obligation. For the nine months ended September 30, 2021, we recorded a $2.0 million gain on curtailment of pension obligation related to the March 2021 Wyoming Refining plan amendment. Please read Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements for further discussion. No such gain was recorded during the nine months ended September 30, 2020.
    Change in Value of Common Stock Warrants. For the nine months ended September 30, 2020, the change in value of common stock warrants resulted in a gain of $4.3 million. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. For the three months ended March 31, 2020, our stock price decreased from $23.24 per share as of December 31, 2019 to $7.10 per share as of March 31, 2020. During the nine months ended September 30, 2021, there were no common stock warrants outstanding.
    Equity Losses from Laramie Energy, LLC. For the nine months ended September 30, 2021, there were no equity earnings (losses) from Laramie Energy compared to equity losses of $46.9 million for the nine months ended September 30, 2020. The losses recorded in 2020 were primarily a result of an impairment of our investment in Laramie. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. Please read Note 3—Investment in Laramie Energy, LLC for further information.
    Income Taxes. For the nine months ended September 30, 2021, we recorded an income tax expense of $1.2 million primarily driven by foreign taxes. For the nine months ended September 30, 2020, we recorded an income tax benefit of $20.9 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments.
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

	As of September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,571	$196,703	$31	$201,305
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	195,154	3	195,157
Inventories	—	635,319	—	635,319
Prepaid and other current assets	2,017	13,777	(3)	15,791
Due from related parties	96,670	—	(96,670)	—
Total current assets	103,588	1,044,623	(96,639)	1,051,572
Property, plant, and equipment
Property, plant, and equipment	21,719	1,145,513	3,956	1,171,188
Less accumulated depreciation, depletion, and amortization	(15,842)	(288,062)	(2,885)	(306,789)
Property, plant, and equipment, net	5,877	857,451	1,071	864,399
Long-term assets
Operating lease right-of-use assets	3,433	400,777	—	404,210
Investment in subsidiaries	193,304	—	(193,304)	—
Intangible assets, net	—	16,899	—	16,899
Goodwill	—	124,664	2,598	127,262
Other long-term assets	723	55,930	—	56,653
Total assets	$306,925	$2,500,344	$(286,274)	$2,520,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,839	$—	$10,839
Obligations under inventory financing agreements	—	668,429	—	668,429
Accounts payable	1,945	160,240	1,481	163,666
Accrued taxes	36	31,919	—	31,955
Operating lease liabilities	789	56,588	—	57,377
Other accrued liabilities	587	362,007	382	362,976
Due to related parties	45,826	16,181	(62,007)	—
Total current liabilities	49,183	1,306,203	(60,144)	1,295,242
Long-term liabilities
Long-term debt, net of current maturities	—	555,945	—	555,945
Finance lease liabilities	24	12,588	(4,543)	8,069
Operating lease liabilities	4,216	349,150	—	353,366
Other liabilities	—	57,175	(2,304)	54,871
Total liabilities	53,423	2,281,061	(66,991)	2,267,493
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	819,057	409,686	(409,686)	819,057
Accumulated earnings (deficit)	(566,411)	(191,487)	191,487	(566,411)
Accumulated other comprehensive income (loss)	254	1,084	(1,084)	254
Total stockholders’ equity	253,502	219,283	(219,283)	253,502
Total liabilities and stockholders’ equity	$306,925	$2,500,344	$(286,274)	$2,520,995

	As of December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$480	$67,147	$682	$68,309
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	111,654	3	111,657
Inventories	—	429,855	—	429,855
Prepaid and other current assets	16,983	7,171	494	24,648
Due from related parties	107,995	—	(107,995)	—
Total current assets	125,788	617,497	(106,816)	636,469
Property, plant, and equipment
Property, plant, and equipment	21,477	1,124,587	37,814	1,183,878
Less accumulated depreciation, depletion, and amortization	(14,368)	(233,927)	(2,818)	(251,113)
Property, plant, and equipment, net	7,109	890,660	34,996	932,765
Long-term assets
Operating lease right-of-use assets	3,714	367,850	(14,398)	357,166
Investment in subsidiaries	209,010	—	(209,010)	—
Intangible assets, net	—	18,892	—	18,892
Goodwill	—	125,399	2,598	127,997
Other long-term assets	723	59,849	—	60,572
Total assets	$346,344	$2,080,147	$(292,630)	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,301	$11,048	$1,584	$59,933
Obligations under inventory financing agreements	—	423,686	—	423,686
Accounts payable	2,401	103,067	1,477	106,945
Accrued taxes	49	27,371	20	27,440
Operating lease liabilities	750	60,449	(4,234)	56,965
Other accrued liabilities	10,907	194,114	(1,310)	203,711
Due to related parties	33,757	36,124	(69,881)	—
Total current liabilities	95,165	855,859	(72,344)	878,680
Long-term liabilities
Long-term debt, net of current maturities	—	608,353	40,307	648,660
Common stock warrants	—	—	—	—
Finance lease liabilities	77	7,848	—	7,925
Operating lease liabilities	4,783	309,736	(10,164)	304,355
Other liabilities	45	87,382	(39,460)	47,967
Total liabilities	100,070	1,869,178	(81,661)	1,887,587
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	540	—	—	540
Additional paid-in capital	726,504	307,967	(307,967)	726,504
Accumulated earnings (deficit)	(477,028)	(94,086)	94,086	(477,028)
Accumulated other comprehensive income (loss)	(3,742)	(2,912)	2,912	(3,742)
Total stockholders’ equity	246,274	210,969	(210,969)	246,274
Total liabilities and stockholders’ equity	$346,344	$2,080,147	$(292,630)	$2,133,861

	Three Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,310,357	$11	$1,310,368

Operating expenses
Cost of revenues (excluding depreciation)	—	1,098,422	—	1,098,422
Operating expense (excluding depreciation)	—	78,059	—	78,059
Depreciation, depletion, and amortization	571	22,999	48	23,618
Loss (gain) on sale of assets, net	—	2	—	2
General and administrative expense (excluding depreciation)	3,098	9,375	—	12,473
Acquisition and integration costs	1	—	—	1
Total operating expenses	3,670	1,208,857	48	1,212,575

Operating income (loss)	(3,670)	101,500	(37)	97,793

Other income (expense)
Interest expense and financing costs, net	(7)	(15,462)	95	(15,374)
Debt extinguishment and commitment costs	—	(9)	—	(9)
Other income (expense), net	(14)	(8)	—	(22)
Equity earnings (losses) from subsidiaries	85,502	—	(85,502)	—
Total other income (expense), net	85,481	(15,479)	(85,407)	(15,405)

Income (loss) before income taxes	81,811	86,021	(85,444)	82,388
Income tax benefit (expense) (1)	(9)	(21,385)	20,808	(586)
Net income (loss)	$81,802	$64,636	$(64,636)	$81,802

Adjusted EBITDA	$(3,112)	$87,799	$11	$84,698

	Three Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$689,981	$—	$689,981

Operating expenses
Cost of revenues (excluding depreciation)	—	585,289	—	585,289
Operating expense (excluding depreciation)	—	70,641	(1,183)	69,458
Depreciation, depletion, and amortization	753	21,941	127	22,821
General and administrative expense (excluding depreciation)	2,561	7,257	—	9,818
Acquisition and integration costs	—	(155)	—	(155)
Total operating expenses	3,314	684,973	(1,056)	687,231

Operating income (loss)	(3,314)	5,008	1,056	2,750

Other income (expense)
Interest expense and financing costs, net	(1,236)	(16,059)	(228)	(17,523)
Other income (expense), net	(8)	618	—	610
Equity earnings (losses) from subsidiaries	(9,713)	—	9,713	—
Equity losses from Laramie Energy, LLC	—	—	—	—
Total other income (expense), net	(10,957)	(15,441)	9,485	(16,913)

Income (loss) before income taxes	(14,271)	(10,433)	10,541	(14,163)
Income tax benefit (expense) (1)	—	2,148	(2,256)	(108)
Net income (loss)	$(14,271)	$(8,285)	$8,285	$(14,271)

Adjusted EBITDA	$(2,569)	$(14,664)	$1,183	$(16,050)

	Nine Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,416,538	$35	$3,416,573

Operating expenses
Cost of revenues (excluding depreciation)	—	3,184,583	—	3,184,583
Operating expense (excluding depreciation)	—	221,785	(717)	221,068
Depreciation, depletion, and amortization	1,855	68,000	191	70,046
Loss (gain) on sale of assets, net	—	(10,637)	(53,763)	(64,400)
General and administrative expense (excluding depreciation)	9,307	27,252	—	36,559
Acquisition and integration costs	87	—	—	87
Total operating expenses	11,249	3,490,983	(54,289)	3,447,943

Operating income (loss)	(11,249)	(74,445)	54,324	(31,370)

Other income (expense)
Interest expense and financing costs, net	(2,501)	(48,433)	223	(50,711)
Debt extinguishment and commitment costs	—	(6,728)	(1,416)	(8,144)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(27)	30	—	3
Equity earnings (losses) from subsidiaries	(75,580)	—	75,580	—
Total other income (expense), net	(78,108)	(53,099)	74,387	(56,820)

Income (loss) before income taxes	(89,357)	(127,544)	128,711	(88,190)
Income tax benefit (expense) (1)	(26)	30,143	(31,310)	(1,193)
Net income (loss)	$(89,383)	$(97,401)	$97,401	$(89,383)

Adjusted EBITDA	$(9,334)	$43,281	$752	$34,699

	Nine Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,409,363	$2	$2,409,365

Operating expenses
Cost of revenues (excluding depreciation)	—	2,236,778	—	2,236,778
Operating expense (excluding depreciation)	—	213,425	(3,549)	209,876
Depreciation, depletion, and amortization	2,258	63,587	387	66,232
Impairment expense	—	67,922	—	67,922
General and administrative expense (excluding depreciation)	8,190	23,633	—	31,823
Acquisition and integration costs	—	600	—	600
Total operating expenses	10,448	2,605,945	(3,162)	2,613,231

Operating income (loss)	(10,448)	(196,582)	3,164	(203,866)

Other income (expense)
Interest expense and financing costs, net	(3,709)	(45,699)	(3,203)	(52,611)
Other income (expense), net	4	1,085	—	1,089
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(267,285)	—	267,285	—
Equity losses from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(266,720)	(44,614)	217,177	(94,157)

Income (loss) before income taxes	(277,168)	(241,196)	220,341	(298,023)
Income tax benefit (expense) (1)	—	41,457	(20,602)	20,855
Net income (loss)	$(277,168)	$(199,739)	$199,739	$(277,168)

Adjusted EBITDA	$(8,029)	$(48,246)	$3,551	$(52,724)
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
    The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$81,802	$64,636	$(64,636)	$81,802
Inventory valuation adjustment	—	(727)	—	(727)
LIFO liquidation adjustment	—	(4,151)	—	(4,151)
RINs loss (gain) in excess of net obligation	—	(42,103)	—	(42,103)
Unrealized loss on derivatives	—	10,228	—	10,228
Acquisition and integration costs	1	—	—	1
Debt extinguishment and commitment costs	—	9	—	9
Severance costs	—	59	—	59
Loss (gain) on sale of assets, net	—	2	—	2
Depreciation, depletion, and amortization	571	22,999	48	23,618
Interest expense and financing costs, net	7	15,462	(95)	15,374
Equity losses (income) from subsidiaries	(85,502)	—	85,502	—
Income tax expense (benefit)	9	21,385	(20,808)	586
Adjusted EBITDA (3)	$(3,112)	$87,799	$11	$84,698

	Three Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(14,271)	$(8,285)	$8,285	$(14,271)
Inventory valuation adjustment	—	(43,980)	—	(43,980)
LIFO liquidation adjustment	—	6,211	—	6,211
RINs loss (gain) in excess of net obligation	—	645	—	645
Unrealized loss (gain) on derivatives	—	(4,952)	—	(4,952)
Acquisition and integration costs	—	(155)	—	(155)
Depreciation, depletion, and amortization	753	21,941	127	22,821
Interest expense and financing costs, net	1,236	16,059	228	17,523
Equity losses (income) from subsidiaries	9,713	—	(9,713)	—
Income tax expense (benefit)	—	(2,148)	2,256	108
Adjusted EBITDA (3)	$(2,569)	$(14,664)	$1,183	$(16,050)

	Nine Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(89,383)	$(97,401)	$97,401	$(89,383)
Inventory valuation adjustment	—	38,732	—	38,732
RINs loss (gain) in excess of net obligation	—	11,874	—	11,874
Unrealized loss on derivatives	—	7,620	—	7,620
Acquisition and integration costs	87	—	—	87
Debt extinguishment and commitment costs	—	6,728	1,416	8,144
Severance costs	—	75	—	75
Loss (gain) on sale of assets, net	—	(10,637)	(53,763)	(64,400)
Depreciation, depletion, and amortization	1,855	68,000	191	70,046
Interest expense and financing costs, net	2,501	48,433	(223)	50,711
Equity losses (income) from subsidiaries	75,580	—	(75,580)	—
Income tax expense (benefit)	26	(30,143)	31,310	1,193
Adjusted EBITDA (3)	$(9,334)	$43,281	$752	$34,699

	Nine Months Ended September 30, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(277,168)	$(199,739)	$199,739	$(277,168)
Inventory valuation adjustment	—	(4,635)	—	(4,635)
LIFO liquidation adjustment	—	6,211	—	6,211
RINs loss (gain) in excess of net obligation	—	17,985	—	17,985
Unrealized loss (gain) on derivatives	—	(4,507)	—	(4,507)
Acquisition and integration costs	—	600	—	600
Changes in valuation allowance and other deferred tax items (1)	—	—	(21,087)	(21,087)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	88	—	245
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Impairment expense	—	67,922	—	67,922
Depreciation, depletion, and amortization	2,258	63,587	387	66,232
Interest expense and financing costs, net	3,709	45,699	3,203	52,611
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	267,285	—	(267,285)	—
Income tax expense (benefit)	—	(41,457)	41,689	232
Adjusted EBITDA (3)	$(8,029)	$(48,246)	$3,551	$(52,724)
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
(3)For the three and nine months ended September 30, 2021, and the three months ended September 30, 2020, there was no change in valuation allowance and other deferred tax items, change in value of common stock warrants, impairment expense, impairment of investment in Laramie Energy, unrealized gain on derivatives included in equity earnings from Laramie Energy, or equity losses from Laramie Energy. For the nine months ended September 30, 2021, there was no LIFO liquidation adjustment. For the three and nine months ended September 30, 2020, there were no debt extinguishment and commitment costs or losses (gains) on sale of assets. For the three months ended September 30, 2020, there were no severance costs.
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
    Our liquidity position as of September 30, 2021 was $276.8 million and consisted of $272.2 million at Par Petroleum, LLC and subsidiaries, $4.6 million at Par Pacific Holdings, and an immaterial amount at all our other subsidiaries.
As of September 30, 2021, we had access to the ABL Credit Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $201.3 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
In the first quarter of 2021, we closed the Sale-Leaseback Transactions for an aggregate cash purchase price of approximately $112.8 million net of transaction fees. We used approximately $53.1 million of the net cash proceeds to repay the certain financing arrangements which were related to certain of the retail properties and the remainder for general corporate purposes.
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
We may from time to time seek to retire or repurchase our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The Term Loan B Facility may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50% or 25% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan B Facility agreement).

Cash Flows
    The following table summarizes cash activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$54,594	$25,953
Net cash provided by (used in) investing activities	82,356	(42,428)
Net cash provided by (used in) financing activities	(1,954)	17,380
    Net cash provided by operating activities was approximately $54.6 million for the nine months ended September 30, 2021, which resulted from a net loss of $89.4 million, offset by net cash provided by changes in operating assets and liabilities of approximately $125.3 million and non-cash charges to operations of approximately $18.7 million. The change in our operating assets and liabilities for the nine months ended September 30, 2021 was primarily due to an increase in our gross environmental credit obligations of $147.0 million and a net increase in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations of $178.6 million, partially offset by increases in inventories of $195.1 million and accounts receivable of $83.5 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $6.3 million in deferred turnaround costs. Net cash provided by operating activities was approximately $26.0 million for the nine months ended September 30, 2020, which resulted from a net loss of approximately $277.2 million, partially offset by net cash provided by changes in operating assets and liabilities of approximately $117.5 million and non-cash charges to operations of approximately $185.6 million.
    For the nine months ended September 30, 2021, net cash provided by investing activities was approximately $82.4 million and primarily related to proceeds received from the Sale-Leaseback Transactions partially offset by $21.0 million of additions to property, plant, and equipment. Net cash used in investing activities was approximately $42.4 million for the nine months ended September 30, 2020 and primarily related to additions to property, plant, and equipment totaling approximately $42.5 million.
    Net cash used in financing activities for the nine months ended September 30, 2021 was approximately $2.0 million, which consisted primarily of proceeds of $87.2 million from our March 2021 equity offering of common stock and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $66.2 million, partially offset by net debt and insurance premium repayments of approximately $148.7 million and $5.6 million in extinguishment costs related to the repayment of the Retail Property Term Loan and a portion of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $17.4 million, which consisted primarily of net debt and insurance premium borrowings of approximately $85.5 million, partially offset by net repayments associated with the J. Aron deferred payment and MLC receivable advances of approximately $60.8 million and payments of $6.3 million in deferred loan costs primarily related to the issuance of the 12.875% Senior Secured Notes.
Capital Expenditures and Turnaround Costs
    Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the nine months ended September 30, 2021 totaled approximately $27.3 million and were primarily related to the 2021 turnaround and related scheduled maintenance work at our Washington refinery, capital projects at our Hawaii refinery, and underground tank replacements, rebranding, and point of sale and other equipment upgrades at our Retail segment. Our capital expenditure and deferred turnaround cost budget for 2021 ranges from $35 to $45 million and primarily relates to a partial turnaround at our Washington refinery and scheduled sustaining maintenance, regulatory, and safety compliance projects across all businesses.
    We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
    Supply and Offtake Agreement. On June 1, 2021, we and J. Aron entered into a Second Amended and Restated Supply and Offtake Agreement to support our Hawaii refining operations. This agreement expires on May 31, 2024 with a one-year extension option. Please read Note 7—Inventory Financing Agreements for more information.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
    Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2021, of 137 thousand barrels per day, would change annualized operating income by approximately $49.4 million. This analysis may differ from actual results.
    In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
    All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at September 30, 2021, will settle by February 2022. At September 30, 2021, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	192	(342)	(150)
Swaps	2,725	(3,725)	(1,000)
Total	2,917	(4,067)	(1,150)
    Based on our net open positions at September 30, 2021, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $1.2 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
    Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, we consumed approximately 137 thousand and 135 thousand barrels per day, respectively, of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consumed approximately 3% of this throughput in the refining process during the three and nine months ended September 30, 2021, which is accounted for as a fuel cost. We have economically hedged 25 thousand barrels per month from January 2021 through December 2021 and 35 thousand barrels per month from January 2022 through December 2022 of our internally consumed fuel cost at our Hawaii refineries by executing option collars. These option collars have a weighted-average strike price ranging from a floor of $36.50 per barrel to a ceiling of $60.00 per barrel and from a floor of $56.29 per barrel to a ceiling of $72.86 per barrel, respectively. We do not currently economically hedge our internally consumed fuel cost at our Wyoming or Washington refineries.
Compliance Program Price Risk
    We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our renewable volume obligation (“RVO”) is based on a percentage of our Hawaii, Wyoming, and Washington refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. The EPA has not yet set volumetric requirements for 2021, which makes it difficult to estimate our obligations. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when we deem the price of these instruments to be favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.

Interest Rate Risk
    As of September 30, 2021, we had $218.8 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.5 million and $3.5 million per year, respectively.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
    There were no changes during the quarter ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Repurchases
    The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2021:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2021	304	$15.37	—	—
August 1 - August 31, 2021	653	16.38	—	—
September 1 - September 30, 2021	—	—	—	—
Total	957	$16.06	—	—
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

Date: November 4, 2021