Form 10-K
period 2021-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2022-02-25
CIK 821483

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
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $743,291,325 based on the closing sales price of the common stock on the New York Stock Exchange on June 30, 2021. As of February 18, 2022, 59,813,700 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

i

Glossary of Selected Industry Terms
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10- K have the following meanings:

barrel or bbl	A common unit of measure in the oil industry, which equates to 42 gallons.
blendstocks	Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate, or butane, among others.
Brent	A light, sweet North Sea crude oil, characterized by an API gravity of 38 degrees and a sulfur content of approximately 0.4% by weight that is used as a benchmark for other crude oils.
cardlock	Automated unattended fueling sites that are open all day and are designed for commercial fleet vehicles.
catalyst	A substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.
CO2	Carbon dioxide.
condensate	Light hydrocarbons which are in gas form underground but are a liquid at normal temperatures and pressure.
crack spread	A simplified calculation that measures the difference between the price for refined products and crude oil. For example, we reference the 3-1-2 Singapore crack spread, which approximates the per barrel results from processing three barrels of Brent crude oil to produce one barrel of gasoline and two barrels of distillates (diesel and jet fuel).
distillates	Refers primarily to diesel, heating oil, kerosene, and jet fuel.
ethanol	A clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.
feedstocks	Crude oil or partially refined petroleum products that are further processed into refined products.
jobber	A petroleum marketer.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
MMbbls	Million barrels of crude oil or other liquid hydrocarbons.
MMbtu	Million British thermal units, a unit of measurement for natural gas.
MMcfd	Million cubic feet per day, a unit of measurement for natural gas.
MW	Megawatt, a unit of measurement for electricity or other energy transfer. A watt is a unit of work at the rate of one joule per second or current at the rate of one ampere across a potential difference of one volt.
NOx	Nitrogen oxides.
refined products	Petroleum products, such as gasoline, diesel, and jet fuel, that are produced by a refinery.
SO2	Sulfur dioxide.
SPM	Single point mooring. Also known as a single buoy mooring, refers to a loading buoy that is anchored offshore and serves as an interconnect for tankers loading or offloading crude oil and refined products.
throughput	The volume processed through a unit or refinery.
turnaround	A periodically required standard procedure to inspect, refurbish, repair, and maintain a refinery. This process involves the shutdown and inspection of major processing units and typically occurs every three to seven years, depending on unit type.
ULSD	Ultra-low sulfur diesel.
WTI	West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38 degrees and 40 degrees and a sulfur content of approximately 0.3% by weight that is used as a benchmark for other crude oils.
yield	The percentage of refined products that is produced from crude oil and other feedstocks, net of fuel used as energy.
ii

PART I

Item  1. BUSINESS
OVERVIEW
Par Pacific Holdings, Inc., headquartered in Houston, Texas, owns and operates market-leading energy and infrastructure businesses. Our strategy is to acquire and develop energy and infrastructure businesses in logistically complex, niche markets.
Our business is organized into three primary segments:
1) Refining - We own and operate three refineries with total operating crude oil throughput capacity of 154 Mbpd. Our refinery in Kapolei, Hawaii, produces gasoline, jet fuel, ultra-low sulfur diesel (“ULSD”), marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, jet fuel, ULSD, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces gasoline, jet fuel, ULSD, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
2) Retail - We operate 119 fuel retail outlets in Hawaii, Washington, and Idaho. Our fuel retail outlets in Hawaii sell gasoline and diesel throughout the islands of Oahu, Maui, Hawaii, and Kauai. We operate convenience stores at 34 of our Hawaii retail fuel outlets under our proprietary “nomnom” brand that sell merchandise such as soft drinks, prepared foods, and other sundries. Our Hawaii retail network includes Hele and “76” branded fuel retail sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise. Through December 31, 2021, we completed the rebranding of all 29 company-operated convenience stores in Washington and Idaho to “nomnom,” our proprietary brand.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions. We own and operate terminals, pipelines, a single point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We lease marine vessels for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. We own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves Joint Base Lewis McChord. In 2020, we completed a project at our Tacoma, Washington, location to allow for the storage and shipment of ethanol through our unit train and marine terminals.
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
Impacts of the COVID-19 Pandemic
The spread and severity of the coronavirus (“COVID-19”) pandemic, in conjunction with government and other preventative measures taken to mitigate the spread of the virus, have caused severe disruptions in the worldwide economy, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations and impacted our financial performance in 2021 and 2020. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry, and are actively responding to the impacts that these matters have on our business. Please read “Item 1A. — Risk Factors” and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for further discussion of the risks, uncertainties, and actions we have taken in response to the global COVID-19 pandemic and resulting economic impact.
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
Hawaii Refinery
Our Hawaii refinery is located in Kapolei, Hawaii, on the island of Oahu, and is rated at 94 Mbpd operating throughput capacity. The Hawaii refinery’s major processing units, listed in the table below, produce liquified petroleum gas (“LPG”), naptha, gasoline, jet fuel, USLD, marine fuel, LSFO, high sulfur fuel oil (“HSFO”), asphalt, and other associated refined products. We believe the configuration of our Hawaii refinery uniquely fits the demands of the Hawaii market.
    Set forth below are summaries of the operating capacity of our Hawaii refinery as of December 31, 2021:

Hawaii Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Units	94
Vacuum Distillation Units	40
Hydrocracker	19
Catalytic Reformer	13
Visbreaker	11
Naphtha Hydrotreater	13
Diesel Hydrotreater	10

Hawaii Refining Unit	Capacity
Hydrogen Plant (MMcfd)	18
Co-generation Turbine Unit (MW)	20
We source our crude oil for the Hawaii refinery from North America, Asia, Latin America, Africa, the Middle East, and other sources.
    Crude oil is received into the Hawaii refinery’s tank farm, which includes 3.4 MMbbls of total owned crude oil storage and/or third-party crude oil storage. We process the crude oil through various refining units into products and store them in the

Hawaii refinery’s owned 3.3 MMbbls of refined product storage and additional third-party product storage. This storage capacity allows us to manage the various product requirements of our customers.
We finance our Hawaii refinery’s hydrocarbon inventories through our Supply and Offtake Agreement with J. Aron & Company LLC (“J. Aron”). Under the Supply and Offtake Agreement, J. Aron holds title to all crude oil and refined product stored in tankage at the Hawaii refinery. We purchase crude oil from J. Aron on a daily basis at market prices and sell refined products to J. Aron as they are produced. We repurchase these refined products from J. Aron prior to selling them to third parties.
The Hawaii refinery operated at an average combined crude oil throughput of 82.0 Mbpd, or 87% of crude oil utilization, to meet local demand for the year ended December 31, 2021. Our Par West refinery was idled in March 2020 for economic reasons and we are evaluating alternative uses for the site. In 2020, we executed a turnaround in Hawaii, which resulted in lower throughput and utilization outside of market conditions. For further operational statistics regarding our Hawaii refining operations, please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Our Hawaii refining business contracts with wholesale and bulk customers as well as our Hawaii retail network. Many of these contracts also involve use of our Hawaii logistics assets to ultimately serve each customer. Wholesale customers include jobbers and other non-end users, as well as 43 locations where we deliver fuel to a location that subsequently sells the product at retail to the end user. Bulk customers include utilities, airlines, military, marine vessels, industrial end-users, and exporters.
The profitability of our Hawaii refining business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. Prior to 2020, the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillates (diesel and jet fuel) and one barrel of fuel oil) best reflected a market indicator for our Hawaii refinery’s operations. The 4-1-2-1 Singapore crack spread averaged $6.68 per barrel during 2019 with a low of $4.34 per barrel average in the fourth quarter and a high of $9.36 per barrel average in the third quarter. In 2020, we began shifting our Hawaii production profile to supply the local utilities with low sulfur fuel oil and significantly reduced our high sulfur fuel oil yield. Following the implementation of new standards by the International Marine Organization (“IMO”) beginning in 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. The 3-1-2 Singapore Crack Spread averaged $6.22 per barrel during the year ended December 31, 2021 with a low of $3.80 per barrel average in the first quarter and a high of $10.49 per barrel average in the fourth quarter.
Below is a summary of average crack spreads for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
3-1-2 Singapore Crack Spread	$6.22	$3.15	$10.80
Washington Refinery
    Our Washington refinery is located in Tacoma, Washington, on approximately 139 fee-owned acres and is rated at 42 Mbpd throughput capacity. The Washington refinery’s major processing units include crude oil distillation, vacuum, jet treating, diesel hydrotreating, isomerization, and reforming units, which produce ULSD, jet fuel, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest. For further operational statistics regarding our Washington refining operations, please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
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

We finance our Washington refinery hydrocarbon inventories through an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”). Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC.
    Set forth below is a summary of the capacity of our Washington refinery as of December 31, 2021:

Washington Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Unit	42
Vacuum Unit	19
Naptha Hydrotreaters	13
Catalytic Reformers	7
Diesel Hydrotreater	8
Isomerization	5
The Washington refinery operated at an average throughput of 36.3 Mbpd, or 86% utilization, for the year ended December 31, 2021. In 2021, we executed the first phase of a turnaround in Washington, which resulted in lower throughput and utilization outside of market conditions.
Our Washington refining business transports crude oil and refined products through our logistics network and sells refined products to wholesale, bulk, and retail customers primarily in the Pacific Northwest.
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The Pacific Northwest 5-2-2-1 Index averaged $15.95 per barrel during the year ended December 31, 2021 with a low of $11.46 per barrel average in the first quarter and a high of $18.59 per barrel average in the third quarter.
Below is a summary of average crack spreads and crude oil prices per barrel for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Pacific Northwest 5-2-2-1 Index (1)	$15.95	$11.44	$15.02
Bakken Clearbrook	$68.20	$37.19	$56.04
WCS Hardisty	$54.61	$27.45	$43.18
ANS	$71.49	$41.77	$65.72
________________________________________________________
(1)The 2019 prices for the year ended December 31, 2019 represent the price averaged over the period from January 11, 2019 to December 31, 2019.
Wyoming Refinery
    Our Wyoming refinery is located in Newcastle, Wyoming, on approximately 121 fee-owned acres and with a capacity of 18 Mbpd throughput. The Wyoming refinery’s major processing units include crude oil distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce gasoline, ULSD, jet fuel, and other associated refined products.
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
Set forth below is a summary of the capacity of our Wyoming refinery as of December 31, 2021:

Wyoming Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Unit	18
Residual Fluid Catalytic Cracker	7
Catalytic Reformer	4
Naphtha Hydrotreater	4
Diesel Hydrotreater	6
Isomerization	5
The Wyoming refinery operated at an average throughput of 16.9 Mbpd, or 94% utilization, for the year ended December 31, 2021. In 2020, we executed a turnaround in Wyoming, which resulted in lower throughput and utilization outside of market conditions. For further operational statistics regarding our Wyoming refining operations, please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Our Wyoming refining business transports refined products through our logistics network to wholesale, bulk, and retail customers primarily in Wyoming and South Dakota. Products are also distributed by rail from our refinery to markets beyond our logistics network.
We believe the Wyoming 3-2-1 crack spread, a 50%/50% blend of Rapid City 3-2-1 and Denver 3-2-1 (WTI based) crack spreads, best reflects a market indicator for our Wyoming refining and fuel distribution operations. The Wyoming 3-2-1 Index, or three barrels of WTI converted into two barrels of gasoline and one barrel of distillates (jet fuel and diesel), averaged $29.00 per barrel during 2021 with a low of $20.97 per barrel average in the first quarter and a high of $41.78 per barrel average in the third quarter.
Below is a summary of average crack spreads for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Wyoming 3-2-1 Index	$29.00	$17.80	$24.90
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
Our Hawaii refinery’s product slate is tailored to meet local on-island demand. Outside the Hawaii market, our refined product sales from our Hawaii refinery typically target the U.S. West Coast market. Our Washington refinery primarily sells refined products in the Pacific Northwest region. Our Wyoming refinery primarily sells refined products locally in the PADD IV region.

Retail
The retail segment includes 90 locations in Hawaii and 29 locations in Washington and Idaho where we set the price to the retail consumer. Of these, 34 of the Hawaii locations and all 29 Washington and Idaho locations are operated by our personnel and include various sizes of convenience stores, snack shops, and kiosks. The remaining 56 Hawaii locations are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
We hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations, with 40 of our retail sites branded “76”. The “76” license agreement expires October 31, 2031, unless extended by mutual agreement. An additional 42 of our sites operate under our proprietary Hele fuel brand. Since its launch in 2016, the Hele brand has won several awards for being the preferred fuel choice for Hawaii customers. Our eight cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”). All 34 company-operated convenience stores in Hawaii are branded “nomnom,” our proprietary brand.
We operate convenience stores at all 29 of our retail fuel outlets in Washington and Idaho. As part of our 2018 acquisition of these retail outlets, we entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the acquired Cenex® Zip Trip convenience stores. As of December 31, 2021, we had completed the rebranding of all of our retail outlets in Washington and Idaho from the “Cenex®” and “Zip Trip®” brand names to our proprietary “nomnom” brand. As these stores were rebranded, we began self-supplying the fuel with equity barrels and/or unbranded fuels procured in the open market.
Competition
Competitive factors that affect our retail performance include product price, station appearance, location, customer service, and brand awareness. Our Hawaii competitors include the Shell, Texaco, Costco, Safeway, and Sam’s Club national brands, regional brand Aloha, and other local retailers. Competitors of our Pacific Northwest retail assets include the Chevron, Exxon, Conoco, Safeway, and Costco national brands, regional brands such as Maverik, Holiday, and Fred Meyer, and other local retail brands.
Logistics
Our logistics segment generates revenues by charging fees for transporting crude oil to our refineries, delivering refined products to wholesale and bulk customers and to our retail business, and storing crude oil and refined products. Substantially all of our revenues from our logistics segment represent intercompany transactions that are eliminated in consolidation.
Hawaii Logistics
Our logistics network extends throughout the state of Hawaii. On Oahu, the system begins with our SPM located 1.7 miles offshore of our Hawaii refinery. This SPM allows for the safe, reliable, and efficient receipt of crude oil shipments to the Hawaii refinery, as well as both the receipt and export of finished products. Connecting the SPM to the Hawaii refinery are three undersea pipelines: a 30-inch line for crude oil, a 20-inch line, and a 16-inch line, both for the import or export of refined products. We also have an on-shore pipeline manifold which allows for crude oil to be transferred from an undersea pipeline owned by IES Downstream, LLC (“IES”) to the SPM and from the SPM to the Hawaii refinery. From the Hawaii refinery’s gates, we distribute refined products through our logistics network throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai and for export to the U.S. West Coast and Asia.
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
We have a long-term agreement with IES for storage and throughput at the Hawaii refinery which provides for the right to utilize 2 MMbbls of dedicated crude oil and refined product storage, as well as certain IES logistics assets, including its off-shore mooring and Honolulu pipeline system. Our terminal facilities on Oahu include our Sand Island facility that comprises two tanks with a total capacity of 30 Mbbls, as well as contractual rights to utilize strategically located third-party facilities both near the Hawaii refinery and at Honolulu Harbor.
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
Washington Logistics
Our Washington logistics network includes 2.8 MMbbls of storage capacity, a proprietary 14-mile jet fuel pipeline that serves Joint Base Lewis McChord, a marine terminal with 15 acres of waterfront property, a unit train-capable rail loading terminal with 107 unloading spots, a manifest rail siding with 32 spots including asphalt, butane, and biodiesel loading and unloading facilities, and a truck rack with six truck lanes and 10 loading arms. These assets provide connectivity to Bakken, Canadian, and Alaskan crude oil, renewable fuels, and the Pacific, West Coast, Pacific Northwest, and Rockies product markets.
Wyoming Logistics
Our Wyoming logistics network includes 190 Mbbls of crude storage tank capacity and a 50-mile crude oil pipeline that provides us access to crude oil from the Powder River Basin. This network also includes a 40-mile refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota.
The logistics network in Wyoming includes storage, loading racks, and a rail siding at the refinery site. Our crude oil and refined product tanks at the Wyoming refinery have a total capacity of 593 Mbbls. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
Markets
Hawaii Market
The COVID-19 pandemic continued to have an impact on Hawaii’s communities and economy in 2021. In the summer of 2021, however, there was a strong rebound in domestic tourists visiting Hawaii. Through the Hawaii Safe Travels program, visitors were able to provide proof of vaccination or a negative COVID-19 test to avoid the 14-day quarantine period. Restrictions that were in place in 2020 on travel, business closures, and in-person gatherings began to be lifted, which allowed for the beginning of an economic recovery. While domestic tourism has been near or at pre-pandemic levels since the summer of 2021, international tourism has yet to return. State economists expect a slow but steady multi-year road to recovery.
According to the University of Hawaii Economic Research Organization’s (“UHERO”) fourth quarter 2021 report, unemployment dropped from 11.8% at the end of 2020 to 7.7% at the end of 2021, which is still well above Hawaii’s pre-pandemic level of 2.6%. Many workers who left the labor force during the pandemic have yet to return. This has led to a tight labor market and upward pressure on wages. Unit labor costs increased by 5% year-over-year nationally and inflation increased by more than 5% in both Hawaii and the U.S., reducing purchasing power. While the payroll job count is expected to expand at a moderate pace over the next two years, the job base in 2023 is expected to be about 5% lower than its 2019 level.
The emergence of the Omicron variant in late 2021 presented additional uncertainty. Renewed international travel restrictions have reduced the near-term visitor outlook. Once the situation eases, the return of international tourists is expected to permit a broader industry recovery in 2022. Moderate job gains are expected heading into 2022, but several factors will weigh on progress, including continuing labor shortages, the end of pandemic fiscal and monetary support, and higher inflation.
Despite the challenges mentioned above, we expect our business to continue to recover in 2022.
Pacific Northwest and Rockies Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and are enjoying significantly higher population growth rates than the country as a whole. The U.S. Census Bureau noted that the population increased 14.6% in Washington and 17.3% in Idaho from 2010 to 2020 versus a national increase of only 7.4%. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in health care, retail, and other industries. According to the U.S. Bureau of Economic Analysis (the “BEA”), personal income for the Spokane metro area grew by 13.4% between 2018 and 2020, continuing the trend of positive growth since the 2008-2009 recession.
A significant portion of the products produced by our Washington refinery stay within the Puget Sound region. Washington is one of the fastest growing states in the union and most of this growth is occurring in the Puget Sound area due to large information industry companies like Microsoft Corporation, Amazon.com, Inc., and Expedia Group, Inc. According to the BEA, gross domestic product (“GDP”) for the State of Washington grew by 6.3% from 2019 to 2020.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state’s second largest county, increased by 8.2% from 2010 to 2020 compared to 7.4% nationally over the same period. According to the BEA, personal income in South Dakota grew by 8.7% from 2019 to 2020. Additionally, the South Dakota economy expects to get a boost from additional development at Ellsworth Air Force Base as the main operating base for the B-21 Raider and the home for the training unit and an operational squadron.

Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. According to the South Dakota Department of Tourism, despite limitations on mobility and economic disruption caused by the COVID-19 pandemic, South Dakota welcomed 13.5 million visitors in 2021, a 26.0% increase as compared to 2020, resulting in visitor spending of approximately $4.4 billion in 2021, an increase of 29.7% over 2020. In 2021, $832 million, or 19.1%, of tourism dollars were spent on transportation services, an increase of 29% from 2020, when $644 million, or 19.2%, of tourism dollars were spent on transportation services.

We also distribute refined products to customers in central and northeastern Wyoming. The economy in Wyoming is sensitive to demand for Powder River Basin coal and other locally-produced commodities. Coal production increased 8% in 2021 and the U.S. Energy Information Administration forecasts that coal production will increase in both 2022 and 2023.
OTHER OPERATIONS
Laramie Energy
As of December 31, 2021, we owned a 46.0% equity investment in Laramie Energy, a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. We have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Our investment in Laramie Energy is not material to our consolidated financial statements as of December 31, 2021.
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
Shares Reserved for Unsecured Claims
    The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. As of December 31, 2021, two related claims totaling approximately $22.4 million remained to be resolved by the Trustee for the General Trust. One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing shares to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned an approximate 3.4% aggregate working interest in the unit.
    The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. We have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at December 31, 2021.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The GHG rules include an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The Hawaii GHG regulation allows for “partnering” with other facilities that have or are expected to make more significant CO2/GHG reductions. Accordingly, our Par East and Par West Hawaii refineries submitted a GHG reduction plan and a permit application that incorporated the partnering provisions. The DOH issued a GHG permit, which caps GHG emissions from both refineries at 904,945 metric tons per year which (as required by regulation) is 16% below the combined facility GHG emission levels of 2010. In 2020, the year in which operation of the Par West crude unit was suspended, both refineries reported a combined GHG emission total of 619,609 metric tons (which is 32% below the Title V permit limit). Consequently no additional operating constraints nor capital for modifications will be required to comply with the State’s current GHG regulation.
In addition to the Hawaii GHG legislation, the State of Washington and its political subdivisions have passed several climate-focused laws in 2021 that are relevant to our Tacoma, Washington location. These include a low-carbon fuel standard designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038 and a “cap and trade”-style program for GHG emissions covering industrial facilities starting in 2023. As both legislative programs are presently undergoing rulemaking processes at the Washington Department of Ecology, the contours of both sets of requirements are not yet clear. In addition to action by the State, on November 16, 2021, the Tacoma City Council adopted its Tideflats and Industrial Land Use Regulations, which prohibits new petroleum storage and allows for only limited additions of clean fuel infrastructure.
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
National Ambient Air Quality Standards
The EPA has adopted a number of more stringent National Ambient Air Quality Standards (“NAAQS”). States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules designed to improve air quality over time. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refinery is located, has met even the most recent NAAQS and the Hawaii refinery has not been required to install new controls as result of local rules. Even so, NAAQS could and, to a degree, have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel, potentially diesel or liquefied natural gas, before reaching its renewable goals. On October 1, 2015, the EPA adopted rules, which were reaffirmed in December 2020, that substantially tightened the NAAQS for ground-level ozone. These rules are causing many areas of the country to develop requirements for additional controls and limits on combustion emissions and emissions of volatile organic compounds. In October 2021, EPA announced that it intends to revisit the December 2020 decision to retain the 2015 NAAQS standard, opening the door to potential additional tightening of those standards and additional requirements for states around the country to adopt more stringent controls. We do not currently anticipate that the more stringent NAAQS will materially impact our Hawaii, Washington, or Wyoming operations, but the risk of impact will increase in Washington as the standard is lowered.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish vehicle carbon dioxide emissions standards and an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. On March 31, 2020, the agencies released updated fuel economy and vehicle emissions standards, which provide for an increase in stringency by 1.5% each year through model year 2026, as compared with the standards issued in 2012 that required 5% annual increases. On December 30, 2021, the EPA and NHTSA published a final rule containing additional fuel efficiency standards for cars and light trucks that include 5-10% reductions of GHG emissions annually through model year 2026. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we can retain these RINs for current or future RFS compliance or sell those on the open market. On December 21, 2021, the EPA published proposed RFS that include retroactive cuts to earlier 2020 quotas, set 2021 targets at levels of renewable fuels that were actually used, and would establish significantly higher volume requirements for 2022. Whether that rule will be finalized as proposed and how the final rule will fare in the courts may significantly alter our obligations to blend renewable fuels or purchase RINs. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements to purchase RINs with other parties or purchase cellulosic biofuels RINs (“D3”) waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15 but that approval has been overturned by the courts and, as of January 10, 2022, the Supreme Court has declined to review further appeals on that subject. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted extensions of small refinery exemptions by the EPA for 2018. All our refineries are Tier 3 compliant.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For each of the years ended December 31, 2021 and 2020, we had one customer in our refining segment that accounted for 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2021, 2020, and 2019.
HUMAN CAPITAL
Workforce Composition
At Par, we believe our employees are our most valuable asset. By investing in our employees, we are able to achieve success and continue to execute on our mission and vision. At December 31, 2021, our workforce consisted of 1,336 employees, including 226 employees, or 17% of our total workforce, at our Hawaii and Washington refineries represented by the United Steelworkers Union (“USW”) with collective bargaining agreements which expired on January 31, 2022 and are currently subject to automatic extension periods while the parties continue negotiations. We value all our employees, represented and non-represented, and constantly strive to maintain and improve satisfactory relationships with them. Our 1,336 employees work in the following operating segments throughout the United States:

Operating Segment	Number of Employees
Refining and Logistics	663
Retail	573
Corporate	100
Total	1,336
Diversity
Par is focused on recruiting and developing a diverse workforce. We prioritize outreach activities that increase the diversity of applicants for open positions and actively ensure that all open positions are posted on job boards that target female, minority, disabled, and military veteran candidates. We are developing relationships with local organizations that provide services to historically underserved populations and make them aware of career opportunities at Par. As of December 31, 2021, our workforce consisted of 49% minorities and 6% protected veterans.
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
Benefits
We offer highly competitive compensation, benefit, and time-off packages to promote employee fulfillment and work-life balance. Our benefits include our employee stock purchase plan, extensive health and wellness benefits, generous time off allowance, and a tuition reimbursement program.
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
Our operations are subject to potential operational hazards and risks inherent in refining operations, in transporting and storing crude oil and refined products, and in producing natural gas and oil. Any of these risks, such as fires, explosions, maritime disasters, security breaches, cyber threats, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters at our or third-party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. The scientific consensus suggests that some of these physical risks to our facilities and third party facilities, especially risks associated with extreme weather, may increase as a result of climate change. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition, and results of operations.
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
•threatened or actual terrorist incidents (including cyber-attacks), acts of war, and other global political conditions;
•changes in the availability or cost of maritime shipping;
•pandemics, public health crises, or other widespread emergencies such as the novel coronavirus (COVID-19);
•government regulations or mandated production curtailments or limitations; and
•weather conditions, hurricanes, or other natural disasters.
For example, the COVID-19 pandemic resulted in significant demand reduction for crude oil and refined products, particularly in the Hawaii market, and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. In addition, the Organization of the Petroleum Exporting Countries (“OPEC”) has agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021, to support crude oil prices. And the Alberta government has previously mandated crude oil production cuts in a region where our Washington refinery sources crude oil. Such an action, or any similar actions, could result in an increase in the price we pay for crude oil, which may result in a decrease in the expected earnings and cash flows generated by our refining business.

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
Our information systems are subject to damage or interruption from a number of potential sources including natural disasters, ransomware, software viruses or other malware, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented measures, such as virus protection software and intrusion detection systems, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation, or regulatory. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our business, financial condition, and results of operations. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Finally, federal legislation relating to cyber security threats could impose additional requirements on our operations.

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
The RFS program sets annual quotas for the quantity of renewable fuels that must be blended into transportation fuels consumed in the U.S. A RIN is assigned to each gallon of renewable fuel produced in or imported into the U.S. As a producer of petroleum-based transportation fuels, we are obligated to blend renewable fuels into the petroleum fuels we produce and sell in the U.S. To the extent we do not, we are required to purchase RINs in the market to satisfy our obligations under the RFS program. During 2021, we incurred $118.8 million of RINs expense for our Hawaii, Wyoming, and Washington refineries. On December 21, 2021, the EPA published proposed renewable volume obligations (“RVO”) for 2021 consistent with amounts of renewable fuels actually blended that year. Until that rule is finalized and the RVO is set, however, the potential associated expense associated with meeting the 2021 obligations remains uncertain. In addition, as a result of the annual volume mandates, we may experience a decrease in demand for refined products due to refined products being replaced by renewable fuels.
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
Several states, including Washington and Hawaii, have pursued or are considering initiatives designed to reduce the carbon intensity of the transportation sector by encouraging increased use of renewable fuels or electric vehicles or by requiring reductions in transportation fuel-related GHG emissions in the state. Since 2006, the State of Washington has required that denatured ethanol make up at least 2% of total gasoline sold in the state and that biodiesel comprise at least 2% of total diesel sold in the state, and the Washington Department of Ecology is authorized to increase these requirements if certain conditions are met. In 2020 and 2021 the State of Washington adopted several statutes that are relevant to our Tacoma, Washington location including a law approving new regulatory requirements regarding zero emission vehicles and a low-carbon fuel standard designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038. Legislation signed in March of 2020 directed the Washington Department of Ecology to adopt California’s vehicle emission standards including requirements to increase zero emission vehicles sold in the state. Washington Department of Ecology adopted by reference California’s zero emission vehicle standard starting with model year 2025 in a rule issued on November 29, 2021. In 2014, the State of Hawaii signed a memorandum of understanding with the U.S. Department of Energy to collaborate to produce 70% of the state’s energy needs from energy-efficient and renewable sources by 2030 and 100% of the state’s energy needs from energy-efficient and renewable sources by 2045. In addition, Hawaii’s alternative fuels standard requires the State to facilitate the development of alternate fuels so such fuels provide 20% of highway fuel demand by 2020 and 30% by 2030. These state programs could increase the cost of consuming, and thereby reduce demand for, our refined petroleum products, which could have a material adverse effect on our business, results of operations, and financial condition.
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
    At the state level, the State of Hawaii has announced its intention to reduce statewide GHG emissions to 1990 levels by 2020. Other states, including Washington, have passed low carbon fuel standard legislation and other initiatives to reduce emissions from the transportation sector. We could also face increased climate-related litigation with respect to our operations or products. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
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
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2021, we have accrued $15.6 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Compliance with and changes in tax laws could materially and adversely affect our financial condition, results of operations and cash flows.
We are subject to extensive tax liabilities imposed by multiple jurisdictions including, without limitation, income taxes, indirect taxes (excise/duty, sales/use, gross receipts), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, results of operations, and financial condition. Additionally, tax rates or tax interpretations in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control.

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
All of the crude oil delivered at our Hawaii refinery is subject to our Supply and Offtake Agreement with J. Aron and certain deliveries of crude oil at our Washington refinery are subject to the Washington Refinery Intermediation Agreement (together, the “Intermediation Agreements”). If we are unable to obtain our crude oil supply for our refineries under these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refineries.
The Intermediation Agreements expose us to counterparty credit and performance risk.
We have the Supply and Offtake Agreement with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refinery. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreement, which terminates on May 31, 2024 unless extended by mutual agreement for an additional one year term, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. We also have the Washington Refinery Intermediation Agreement with MLC whereby our Washington refinery purchases certain crude oil supplies from third-party suppliers and MLC provides credit support for such purchases in exchange for our pledge of all crude oil and refined products inventories from such refinery. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2021, we had $564.6 million of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2021 was $66.5 million.

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
As of December 31, 2021, we estimated that we had approximately $1.6 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
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
Our recent growth is due in large part to acquisitions, such as the acquisitions of our Wyoming refining business, our Pacific Northwest retail business, and U.S. Oil and assets related to the Hawaii refinery. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired businesses and assets that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. As a result, there may be unknown and contingent liabilities related to acquired businesses and assets of which we are unaware. We could be liable for unknown obligations relating to acquisitions for which indemnification is not available, which could materially adversely affect our business, results of operations, and cash flows.
A substantial portion of our refining workforce is unionized and we may face labor disruptions that would interfere with our operations.
    As of December 31, 2021, we employed approximately 1,336 people, 226 of whom are covered by collective bargaining agreements. At our Hawaii and Washington refineries, all 226 employees covered by collective bargaining agreements are represented by the USW with collective bargaining agreements which expired on January 31, 2022 and are currently subject to automatic extension periods while the parties continue negotiations. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The market price for our common stock has varied between a high of $19.74 on March 11, 2021, and a low of $12.91 on May 19, 2021, during the year ended December 31, 2021. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
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
Zell Credit Opportunities Master Fund, L.P. (“ZCOF”) and Blackrock, Inc., together with their respective affiliates, each owned or had the right to acquire as of December 31, 2021 approximately 19.8% and 12.6%, respectively, of our outstanding common stock. The level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.
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
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If divestment efforts are continued, the price of our common stock or debt securities, and our ability to access capital markets or to otherwise obtain new investment or financing, may be negatively impacted.
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
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. As of December 31, 2019, Laramie Energy ceased all drilling activities due to unfavorable market conditions. During the year ended December 31, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy. As of December 31, 2021, the balance of our investment in Laramie Energy on our consolidated balance sheets was zero.
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

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of February 18, 2022, there were 139 common stockholders of record. On February 18, 2022, the closing price of our common stock was $14.91 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2021. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Alto Ingredients, Inc., Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., FutureFuel Corp., Green Plains Inc., Macquarie Infrastructure Holdings, LLC, Methanex Corporation, Renewable Energy Group, Inc., REX American Resources Corporation, Stepan Company, and Westlake Chemical Corporation. We believe our peer group, which is made up of oil and gas refining and marketing companies, retailers, and companies that are generally similar to our operating segments, provides for meaningful comparability to our business as a whole.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Par Pacific, the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/2021
Par Pacific Holdings, Inc.
S&P 500
Peer Group

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

Recent Sales of Unregistered Securities
During the year ended December 31, 2021, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2021:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2021	816	$15.41	—	$—
November 1 - November 30, 2021	—	—	—	—
December 1 - December 31, 2021	58,922	13.46	58,804	49,208,741
Total	59,738	$13.49	58,804	$49,208,741
________________________________________________
(1)Shares repurchased not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards. On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock, with no specified end date. Please read Note 18—Stockholders’ Equity for further information.
Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses. For more information, please read “Part I –Item 1. — Business—Overview” of this Form 10-K.
Known Trends or Uncertainties
While the market indices presented below under “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” are representative of the results of our refineries, each refinery’s realized gross margin on a per barrel basis will differ from the benchmark due to a variety of factors that affect the performance of the specific refinery. These factors include, but are not limited to, the actual type and timing of crude oil throughput; product yields; transportation and storage costs; fuel burn; product premiums or discounts; inventory fluctuations; feedstock and product purchases; commodity price risk-management activities; crude oil purchase financing activities; and other factors not reflected in the benchmark refining margin. We operate in logistically complex, niche markets and, as such, each of our refineries has unique cost advantages and disadvantages as compared to their respective relevant market indices.
Recent Events Affecting Comparability of Periods
COVID-19 Pandemic
    The ongoing spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, continued to cause severe disruptions in the worldwide economy in 2021, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations. During 2021, vaccine availability and acceptance and easing of government responses to the pandemic such as travel restrictions led to increased travel in the regions in which we operate. The increase in travel has resulted in higher demand for refined products, an important driver in key aspects of our operations, including sales volumes and the prices of crude oil and refined products. Full recovery to pre-pandemic levels of global demand remains uncertain, however, as additional variants may emerge that cause a resurgence of COVID-19 and travel restrictions continue to limit international travel. For more information, please read “Item 1. — Business — Markets” of this Form 10-K.
    We have undertaken additional liquidity-enhancing measures in response to the COVID-19 pandemic, including deferring or delaying certain capital expenditures related to turnaround activities at our Washington refinery. We closed sale-leaseback transactions (the “Sale-Leaseback Transactions”) in the first quarter of 2021, in which we sold twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for $112.8 million, net of fees. We also entered into a lease on the properties for fifteen (15) years, unless earlier terminated, with up to four 5-year renewal options. On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses.
    We believe the steps we have taken strengthen our ability to operate through current conditions. We continue to maintain existing processes and procedures including, but not limited to, processes and procedures around protection of our technology systems and proprietary data, even though many of our employees are working from home. The health and well-being of our employees and customers are our top priorities as we continue navigating the challenges presented by the COVID-19 pandemic.
    The financial results contained in this Annual Report on Form 10-K reflect the continued impacts on our business of the COVID-19 pandemic experienced during 2021 in the regions in which we operate. The COVID-19 pandemic is ongoing and we continue to actively monitor the impacts of the virus on our people, operations, financial condition, liquidity, suppliers, customers, and industry. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 impact on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
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
Second Amended and Restated J. Aron Supply and Offtake Agreement
Prior to July 1, 2021, under the first amended and restated supply and offtake agreement we had the right to defer payments owed to J. Aron under a deferred payment arrangement up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. On June 1, 2021, we entered into the Second Amended and Restated Supply and Offtake Agreement (the “Supply and Offtake Agreement”), which provided for a discretionary draw facility to be available to PHR (the “Discretionary Draw Facility”) commencing as of July 1, 2021. Under the Discretionary Draw Facility, J. Aron agreed to make advances to PHR in an aggregate principal amount at any one time outstanding not to exceed the lesser of $165 million or the sum of the borrowing base, which is calculated as (x) 85% of the eligible accounts receivables, plus (y) the lesser of $82.5 million and 85% of eligible hydrocarbon inventory, minus (z) such reserves as established by J. Aron in respect of eligible receivables and eligible hydrocarbon inventory. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Loss. Our financial results for the year ended December 31, 2021 improved from a net loss of $409.1 million for the year ended December 31, 2020 to a net loss of $81.3 million for the year ended December 31, 2021. The improvement was primarily driven by favorable refined product sales pricing and feedstock costs at our Hawaii refinery, partially offset by higher inventory financing costs at our Washington refinery related to rising inventory financing and product costs. Other factors impacting our results period over period include a 2021 gain on sale of assets of $63.9 million primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021, asset impairment charges of $1.8 million in 2021 as compared to our 2020 goodwill impairment of $67.9 million and asset impairment charges of $17.9 million, and an other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy in 2020.
Adjusted EBITDA and Adjusted Net Loss. For the year ended December 31, 2021, Adjusted EBITDA was $61.5 million compared to a loss of $86.7 million for the year ended December 31, 2020. The improvement was primarily related to favorable realized refined product crack spreads at all our refineries, favorable feedstock, purchased product and derivative costs at our Hawaii refinery, and higher refined product sales volumes at our Wyoming refinery, partially offset by unfavorable inventory financing and environmental compliance costs and higher operating expenses.
For the year ended December 31, 2021, Adjusted Net Loss was $100.3 million compared to $249.8 million for the year ended December 31, 2020. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA.
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
The following table summarizes our consolidated results of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020	2019
Revenues	$4,710,089	$3,124,870	$5,401,516
Cost of revenues (excluding depreciation)	4,338,474	2,947,697	4,803,589
Operating expense (excluding depreciation)	299,669	277,427	312,899
Depreciation, depletion, and amortization	94,241	90,036	86,121
Impairment expense	1,838	85,806	—
Gain on sale of assets, net	(64,697)	—	—
General and administrative expense (excluding depreciation)	48,096	41,288	46,223
Acquisition and integration costs	87	614	4,704
Total operating expenses	4,717,708	3,442,868	5,253,536
Operating income (loss)	(7,619)	(317,998)	147,980
Other income (expense)
Interest expense and financing costs, net	(66,493)	(70,222)	(74,839)
Debt extinguishment and commitment costs	(8,144)	—	(11,587)
Gain on curtailment of pension obligation	2,032	—	—
Other income (expense), net	(52)	1,049	2,516
Change in value of common stock warrants	—	4,270	(3,199)
Equity earnings (losses) from Laramie Energy, LLC	—	(46,905)	(89,751)
Total other expense, net	(72,657)	(111,808)	(176,860)
Loss before income taxes	(80,276)	(429,806)	(28,880)
Income tax benefit (expense)	(1,021)	20,720	69,689
Net income (loss)	$(81,297)	$(409,086)	$40,809

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2021, 2020, and 2019 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2021	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$4,471,111	$184,734	$456,416	$(402,172)	$4,710,089
Cost of revenues (excluding depreciation)	4,306,371	96,828	337,476	(402,201)	4,338,474
Operating expense (excluding depreciation)	213,102	14,722	71,845	—	299,669
Depreciation, depletion, and amortization	58,258	22,044	10,880	3,059	94,241
Impairment expense	1,838	—	—	—	1,838
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)	15	(64,697)
General and administrative expense (excluding depreciation)	—	—	—	48,096	48,096
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(88,799)	$51,159	$81,249	$(51,228)	$(7,619)

Year ended December 31, 2020	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,886,701	$180,909	$363,713	$(306,453)	$3,124,870
Cost of revenues (excluding depreciation)	2,908,870	110,385	234,885	(306,443)	2,947,697
Operating expense (excluding depreciation)	199,738	13,581	64,108	—	277,427
Depreciation, depletion, and amortization	53,930	21,899	10,692	3,515	90,036
Impairment expense	55,989	—	29,817	—	85,806
General and administrative expense (excluding depreciation)	—	—	—	41,288	41,288
Acquisition and integration costs	—	—	—	614	614
Operating income (loss)	$(331,826)	$35,044	$24,211	$(45,427)	$(317,998)

Year ended December 31, 2019	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,167,942	$199,226	$458,889	$(424,541)	$5,401,516
Cost of revenues (excluding depreciation)	4,783,747	112,124	332,302	(424,584)	4,803,589
Operating expense (excluding depreciation)	234,582	11,010	67,307	—	312,899
Depreciation, depletion, and amortization	55,832	17,017	10,035	3,237	86,121
General and administrative expense (excluding depreciation)	—	—	—	46,223	46,223
Acquisition and integration costs	—	—	—	4,704	4,704
Operating income (loss)	$93,781	$59,075	$49,245	$(54,121)	$147,980
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $402.2 million, $306.5 million, and $424.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	135.2	124.1	163.8
Refined product sales volume (Mbpd) (1)	138.8	136.7	176.8

Hawaii Refineries
Combined Feedstocks Throughput (Mbpd)	82.0	72.7	109.0
Par East Throughput (Mbpd)	82.0	66.5	71.5
Par West Throughput (Mbpd)	—	6.2	37.5

Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.8%	24.6%	23.0%
Distillates	45.0%	42.2%	44.4%
Fuel oils	26.6%	29.5%	20.3%
Other products	0.6%	(0.7)%	8.7%
Total yield	97.0%	95.6%	96.4%

Refined product sales volume (Mbpd)
On-island sales volume	82.6	83.5	114.1
Exports sales volume	—	0.6	5.7
Total refined product sales volume	82.6	84.1	119.8

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$3.24	$(1.63)	$3.30
Production costs per bbl ($/throughput bbl) (3)	3.98	4.03	3.25
DD&A per bbl ($/throughput bbl)	0.66	0.55	0.40

Washington Refinery
Feedstocks Throughput (Mbpd) (1)	36.3	39.1	38.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.7%	23.4%	23.6%
Distillates	34.5%	35.3%	35.6%
Asphalt	20.7%	18.8%	18.9%
Other products	18.3%	19.8%	19.4%
Total yield	97.2%	97.3%	97.5%

Refined product sales volume (Mbpd) (1)	39.6	39.6	41.1

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$1.96	$3.88	$11.26
Production costs per bbl ($/throughput bbl) (3)	3.86	3.50	4.52
DD&A per bbl ($/throughput bbl)	1.57	1.39	1.56

	Year Ended December 31,
	2021	2020	2019
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.9	12.3	17.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.3%	49.2%	49.6%
Distillates	45.7%	45.2%	44.5%
Fuel oil	2.2%	1.9%	1.7%
Other products	1.7%	1.3%	1.6%
Total yield	96.9%	97.6%	97.4%

Refined product sales volume (Mbpd)	16.6	13.0	17.0

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$12.66	$3.94	$18.82
Production costs per bbl ($/throughput bbl) (3)	6.22	8.69	6.32
DD&A per bbl ($/throughput bbl)	2.86	4.34	2.93

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (4)	$6.22	$3.15	$10.80
Pacific Northwest 5-2-2-1 Index (5)	15.95	11.44	15.02
Wyoming 3-2-1 Index (6)	29.00	17.80	24.90

Crude Oil Prices (average $ per barrel)
Brent	$70.95	$43.21	$64.19
WTI	68.11	39.65	57.08
ANS	71.49	41.77	65.72
Bakken Clearbrook	68.20	37.19	56.04
WCS Hardisty	54.61	27.45	43.18
Brent M1-M3	1.12	(0.98)	1.00
________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Washington refinery for the year ended December 31, 2019 are calculated based on the 355-day period for which we owned the Washington refinery in 2019. The amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the years ended December 31, 2021, 2020, and 2019.
(2)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Please see discussion of Adjusted Gross Margin below.
(3)Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our consolidated statement of operations, which also includes costs related to our bulk marketing operations.
(4)In 2020, following the implementation of IMO 2020, we established the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) as a new benchmark for our Hawaii operations. By removing the high sulfur fuel oil reference in the index, we believe the 3-1-2 Singapore Crack Spread is the most representative market indicator for our operations in Hawaii.

(5)We believe the Pacific Northwest 5-2-2-1 Index is the most representative market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ultra-low sulfur diesel (“ULSD”) and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The 2019 prices for the year ended December 31, 2019 represent the price averaged over the period from January 11, 2019 to December 31, 2019.
(6)The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the most representative market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillates (ULSD) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.
Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Retail Segment
Retail sales volumes (thousands of gallons)	109,150	102,798	125,313
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
Adjusted Gross Margin. Adjusted Gross Margin is defined as (i) operating income (loss) adjusted for operating expense (excluding depreciation); depreciation, depletion, and amortization (“DD&A”); impairment expense; loss (gain) on sale of assets, net; inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments); LIFO layer liquidation impacts associated with our Washington inventory; Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis); and unrealized loss (gain) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustment, unrealized loss (gain) on derivatives, LIFO layer liquidation impacts associated with our Washington inventory, and RINs loss (gain) in excess of net obligation. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs and environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin. Beginning in 2020, Adjusted Gross Margin also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to 2020, contango gains, and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Gross Margin (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Also beginning in 2020, Adjusted Gross Margin excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the year ended December 31, 2019 to conform to the current period presentation.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2021	Refining	Logistics	Retail
Operating income (loss)	$(88,799)	$51,159	$81,249
Operating expense (excluding depreciation)	213,102	14,722	71,845
Depreciation, depletion, and amortization	58,258	22,044	10,880
Impairment expense	1,838	—	—
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)
Inventory valuation adjustment	17,089	—	—
RINs loss in excess of net obligation	16,967	—	—
Unrealized loss on derivatives	1,517	—	—
Adjusted Gross Margin (1)	$200,313	$87,906	$118,940

Year ended December 31, 2020	Refining	Logistics	Retail
Operating income (loss)	$(331,826)	$35,044	$24,211
Operating expense (excluding depreciation)	199,738	13,581	64,108
Depreciation, depletion, and amortization	53,930	21,899	10,692
Impairment expense	55,989	—	29,817
Inventory valuation adjustment	14,046	—	—
RINs loss in excess of net obligation	44,071	—	—
Unrealized gain on derivatives	(4,804)	—	—
Adjusted Gross Margin (1)	$31,144	$70,524	$128,828

Year ended December 31, 2019	Refining	Logistics	Retail
Operating income	$93,781	$59,075	$49,245
Operating expense (excluding depreciation)	234,582	11,010	67,307
Depreciation, depletion, and amortization	55,832	17,017	10,035
Inventory valuation adjustment	11,938	—	—
RINs gain in excess of net obligation	(3,398)	—	—
Unrealized loss on derivatives	8,988	—	—
Adjusted Gross Margin (1)	$401,723	$87,102	$126,587
________________________________________
(1)     For the years ended December 31, 2021, 2020 and 2019, there was no LIFO liquidation adjustment. For the years ended December 31, 2020 and 2019, there was no loss (gain) on sale of assets. For the year ended December 31, 2019, there was no impairment expense.
Adjusted Net Income (Loss) and Adjusted EBITDA. Adjusted Net Income (Loss) is defined as Net income (loss) excluding inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments), the LIFO layer liquidation impacts associated with our Washington inventory, RINs loss (gain) in excess of net obligation, unrealized (gain) loss on derivatives, acquisition and integration costs, debt extinguishment and commitment costs, increase in (release of) tax valuation allowance and other deferred tax items, changes in the value of contingent consideration and common stock warrants, severance costs, (gain) loss on sale of assets, impairment expense, impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference, and Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives. Beginning in 2020, Adjusted Net Income (Loss) also includes the contango gains and backwardation losses associated with our Washington inventory and intermediation obligation. Prior to 2020, contango gains, and backwardation (losses) captured by our Washington intermediation agreement were excluded from Adjusted Net Income (Loss) (as part of the inventory valuation adjustment). This change to our non-GAAP information was made to reflect the favorable or unfavorable impact of the market structure on the profitability of our Washington refinery consistent with the presentation of such impacts on our other refineries. Also beginning in 2020, Adjusted Net Income (Loss) excludes the LIFO layer liquidation impacts associated with our Washington inventory. We have recast the non-GAAP information for the year ended December 31, 2019 to conform to the current period presentation.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(81,297)	$(409,086)	$40,809
Inventory valuation adjustment	17,089	14,046	11,938
RINs loss (gain) in excess of net obligation	16,967	44,071	(3,398)
Unrealized loss (gain) on derivatives	1,517	(4,804)	8,988
Acquisition and integration costs	87	614	4,704
Debt extinguishment and commitment costs	8,144	—	11,587
Changes in valuation allowance and other deferred tax items (1)	—	(20,896)	(68,792)
Change in value of common stock warrants	—	(4,270)	3,199
Severance costs	84	512	—
Impairment expense	1,838	85,806	—
Impairment of Investment in Laramie Energy, LLC (2)	—	45,294	83,152
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	(1,110)	(1,969)
Gain on sale of assets	(64,697)	—	—
Adjusted Net Income (Loss) (3)	(100,268)	(249,823)	90,218
Depreciation, depletion, and amortization	94,241	90,036	86,121
Interest expense and financing costs, net	66,493	70,222	74,839
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives and impairment losses	—	2,721	8,568
Income tax expense (benefit)	1,021	176	(897)
Adjusted EBITDA	$61,487	$(86,668)	$258,849
________________________________________________________
(1)Includes releases of our valuation allowance associated with business combinations and changes in deferred tax assets and liabilities that are not offset by a change in the valuation allowance. These tax benefits are included in Income tax expense (benefit) on our consolidated statements of operations.
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
(3)For the years ended December 31, 2021, 2020, and 2019, there was no LIFO liquidation adjustment or change in value of contingent consideration.
Discussion of Operating Income (Loss) by Segment
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Refining. Operating loss for our refining segment was $88.8 million for the year ended December 31, 2021, an improvement of $243.0 million compared to operating loss of $331.8 million for the year ended December 31, 2020. The increase in profitability was primarily driven by favorable realized product crack spreads across all our refineries, favorable purchased product and feedstock costs at our Hawaii refinery, favorable derivative costs, and a 28% increase in refining sales volume at our Wyoming refinery, partially offset by higher inventory financing costs related to the rising cost of crude oil. Other factors impacting our results period over period include asset impairment charges of $1.8 million in 2021 from discontinued capital projects as compared to our 2020 goodwill impairment of $38.1 million and asset impairment charges of $17.9 million, and a 2021 gain on sale of assets of $19.7 million primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021.
Logistics. Operating income for our logistics segment was $51.2 million for the year ended December 31, 2021, an increase of $16.2 million compared to operating income of $35.0 million for the year ended December 31, 2020. The increase is primarily due to net 12% and 32% higher throughput across our Hawaii and Wyoming logistics assets, respectively, related to increased demand as a result of reduced COVID-19-related travel restrictions and lower lease costs on barges in Hawaii.
Retail. Operating income for our retail segment was $81.2 million for the year ended December 31, 2021, an increase of $57.0 million compared to operating income of $24.2 million for the year ended December 31, 2020. The increase in profitability was primarily due to a gain on sale of assets of $45.0 million primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021, a 2020 goodwill impairment of $29.8 million with no corresponding impairment in 2021, and an increase in sales volumes of 6%, partially offset by a decrease in fuel margins of 17% related to rising fuel costs and market-driven margin compression and additional rent expense related to the Sale-Leaseback Transactions that we closed in the first quarter of 2021.
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
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Refining. For the year ended December 31, 2021, our refining Adjusted Gross Margin was approximately $200.3 million, an increase of $169.2 million compared to $31.1 million for the year ended December 31, 2020. The increase in profitability was primarily driven by favorable realized product crack spreads across all our refineries and favorable feedstock and purchased product costs in Hawaii, partially offset by unfavorable feedstock and inventory financing costs in Washington. Adjusted gross margin for the Hawaii refinery improved from $(1.63) per barrel in 2020 to $3.24 per barrel in 2021 primarily due to favorable product crack spreads and feedstock, purchased product, and derivative costs. Adjusted gross margin for the Wyoming refinery increased by $8.72 per barrel primarily due to favorable product crack spreads and a 28% increase in sales volumes. Adjusted gross margin for the Washington refinery decreased by $1.92 per barrel primarily due to higher inventory financing and feedstock costs, partially offset by favorable realized product crack spreads and lower logistics costs.
Logistics. For the year ended December 31, 2021, our logistics Adjusted Gross Margin was approximately $87.9 million, an increase of $17.4 million compared to $70.5 million for the year ended December 31, 2020. The increase was primarily driven by net 12% and 32% higher throughput across our Hawaii and Wyoming logistics assets, respectively, due to increased sales volumes in both regions driven by reduced COVID-19-related travel restrictions, and lower lease costs on barges in Hawaii.
Retail. For the year ended December 31, 2021, our retail Adjusted Gross Margin was approximately $118.9 million, a decrease of $9.9 million compared to $128.8 million for the year ended December 31, 2020. The decrease was primarily due to a 17% decrease in fuel margins due to rising fuel costs and market-driven margin compression, partially offset by a 6% increase in sales volumes.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Refining. For the year ended December 31, 2020, our refining Adjusted Gross Margin was approximately $31.1 million, a decrease of $370.6 million compared to $401.7 million for the year ended December 31, 2019. The decrease in profitability was primarily driven by a 23% decline in sales volumes and declines in crack spreads. Adjusted gross margin for the Hawaii refinery decreased from $3.30 per barrel in 2019 to $(1.63) per barrel in 2020 primarily due to 30% lower sales volumes, an increase in RINs expenses, and unfavorable crude oil differentials. Adjusted gross margin for the Wyoming refinery decreased $14.88 per barrel primarily due to a 24% decline in sales volumes, an increase in RINs expenses, and a decrease in crack spreads. The decline in refining sales volumes in Hawaii and Wyoming was driven by COVID-19 demand destruction and turnarounds in both locations. Adjusted gross margin for the Washington refinery decreased $7.38 per barrel primarily due to unfavorable crack spreads and higher RINs expenses, partially offset by favorable derivative costs.
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
Discussion of Consolidated Results
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues. For the year ended December 31, 2021, revenues were $4.7 billion, a $1.6 billion increase compared to $3.1 billion for the year ended December 31, 2020. The increase was primarily the result of an increase of $1.5 billion in third-party revenues at our refining segment primarily as a result of increases in Brent and WTI crude oil prices. Brent crude oil prices recovered from COVID-19-related lows, averaging $70.95 per barrel for the year ended December 31, 2021 compared to $43.21 per barrel for the year ended December 31, 2020, and WTI crude oil prices averaged $68.11 per barrel during the year ended December 31, 2021 compared to $39.65 in the year ended December 31, 2020. Other factors contributing to the increase in revenues at our refining segment include a 28% increase in refining sales volume at our Wyoming refinery and improved realized product crack spreads across all our refineries. Revenues in our retail segment increased $92.7 million primarily due to a 23% increase in fuel prices and a 6% increase in sales volume.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2021, cost of revenues (excluding depreciation) was $4.3 billion, a $1.4 billion increase compared to $2.9 billion for the year ended December 31, 2020. The increase was primarily due to increases in Brent and WTI crude oil prices and refining sales volumes at our Wyoming refinery as discussed above, higher inventory financing costs, and 6% higher sales volumes at our Retail segment, partially offset by favorable purchased product and feedstock costs at our Hawaii refinery and favorable derivative costs.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2021, operating expense (excluding depreciation) was approximately $299.7 million, an increase of $22.3 million compared to $277.4 million for the year ended December 31, 2020. The increase was primarily due to higher utilities and maintenance expenses at our Hawaii refinery and increased rent expenses driven by new leases from the Sale-Leaseback Transactions we completed in the first quarter of 2021.
Depreciation, Depletion, and Amortization. For the year ended December 31, 2021, DD&A expense was approximately $94.2 million, an increase of $4.2 million compared to $90.0 million for the year ended December 31, 2020. The increase was primarily due to amortization of our Hawaii refinery turnaround completed in 2020.
Impairment Expense. During the year ended December 31, 2021, we recorded asset impairment charges of $1.8 million primarily related to discontinued capital projects. During the year ended December 31, 2020, we recorded goodwill and asset impairment charges totaling $85.8 million related to our Refining and Retail segments. Please read Note 10—Goodwill and Intangible Assets and Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our 2020 goodwill impairment and our 2021 and 2020 asset impairment charges, respectively.
Gain on Sale of Assets, Net. For the year ended December 31, 2021, the gain on sale of assets, net was approximately $64.7 million and primarily related to the gain recognized as a result of the Sale-Leaseback Transactions we closed on

February 23 and March 12, 2021. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the Sale-Leaseback Transactions. No such transaction occurred during the year ended December 31, 2020.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2021, general and administrative expense (excluding depreciation) was approximately $48.1 million, an increase of $6.8 million compared to $41.3 million for the year ended December 31, 2020. The increase was primarily due to higher employee costs, an increase in the use of outside services, and higher information technology infrastructure costs.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2021, our interest expense and financing costs were approximately $66.5 million, a decrease of $3.7 million compared to $70.2 million for the year ended December 31, 2020. The decrease was primarily due to lower outstanding debt balances driven by the maturity of our outstanding 5.00% Convertible Senior Notes in June 2021, the repayment of the PHL, Mid Pac, and Retail Property Term Loans and interest rate swap related to the Retail Property Term Loan in the first quarter of 2021, and quarterly principal payments on our Term Loan B Facility. These decreases were partially offset by higher interest expense related to the 12.875% Senior Secured Notes issued in June 2020 and an increase of $1.1 million related to increased borrowings under our inventory financing agreements. Please read Note 11—Inventory Financing Agreements and Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and indebtedness, respectively.
Change in Value of Common Stock Warrants. For the year ended December 31, 2020, the change in value of common stock warrants resulted in a gain of $4.3 million. During January and March 2020, one of our stockholders and its affiliates exercised the remaining 354,350 common stock warrants in exchange for 350,542 shares of common stock. We estimated the fair value of our outstanding common stock warrants and the income recognized upon exercise using the difference between the strike price of the warrant and the market price of our common stock. During the three months ended March 31, 2020, our stock price decreased from $23.24 per share on December 31, 2019 to $7.10 per share on March 31, 2020. During the year ended December 31, 2021, there were no common stock warrants outstanding.
Debt extinguishment and commitment costs. For the year ended December 31, 2021, our debt extinguishment and commitment costs were approximately $8.1 million and primarily represent $6.6 million in extinguishment costs associated with the early repayment of a portion of the outstanding 12.875% Senior Secured Notes on June 14, 2021 and $1.4 million in extinguishment costs associated with the early repayment of the Retail Property Term Loan on February 23, 2021. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion. There were no debt extinguishment and commitment costs for the year ended December 31, 2020.
Gain on curtailment of pension obligation. During the year ended December 31, 2021, we recorded a gain on curtailment of pension obligation of $2.0 million related to the amendment to the Wyoming Refining defined benefit plan. Please read Note 19—Benefit Plans to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the gain on curtailment of pension obligation. There was no gain on curtailment of pension obligation for the year ended December 31, 2020.

Equity Earnings (Losses) from Laramie Energy, LLC. For the year ended December 31, 2020, equity losses from Laramie Energy were approximately $46.9 million. During the year ended December 31, 2020, we recorded an other-than-temporary impairment charge of $45.3 million related to our investment in Laramie Energy. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. As such, there were no earnings or losses from Laramie Energy recorded during the year ended December 31, 2021. Please read Note 3—Investment in Laramie Energy, LLC to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2021, we recorded an income tax expense of $1.0 million primarily driven by foreign withholding taxes. For the year ended December 31, 2020, we recorded an income tax benefit of $20.7 million primarily driven by an increase in our net operating loss carryforwards that do not expire and the change in our indefinitely-lived goodwill due to the impairments.
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
Operating Expense (Excluding Depreciation). For the year ended December 31, 2020, operating expense (excluding depreciation) was approximately $277.4 million, a decrease of $35.5 million compared to $312.9 million for the year ended December 31, 2019. The decrease was primarily due to lower utilities and repairs and maintenance expenses and COVID-19- related reductions in travel, employee costs, and the use of outside services.
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
Condensed Consolidating Financial Information
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

	As of December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,086	$108,105	$30	$112,221
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	195,104	4	195,108
Inventories	—	790,317	—	790,317
Prepaid and other current assets	15,664	12,864	(3)	28,525
Due from related parties	94,676	—	(94,676)	—
Total current assets	114,756	1,110,060	(94,645)	1,130,171
Property, plant, and equipment
Property, plant, and equipment	19,535	1,156,906	3,956	1,180,397
Less accumulated depreciation, depletion, and amortization	(13,869)	(307,091)	(2,932)	(323,892)
Property, plant, and equipment, net	5,666	849,815	1,024	856,505
Long-term assets
Operating lease right-of-use (“ROU”) assets	3,280	380,544	—	383,824
Investment in subsidiaries	207,483	—	(207,483)	—
Intangible assets, net	—	16,234	—	16,234
Goodwill	—	124,664	2,598	127,262
Other long-term assets	724	57,382	(1,851)	56,255
Total assets	$331,909	$2,538,699	$(300,357)	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,841	$—	$10,841
Obligations under inventory financing agreements	—	737,704	—	737,704
Accounts payable	1,386	151,676	1,481	154,543
Accrued taxes	48	28,593	—	28,641
Operating lease liabilities	608	53,032	—	53,640
Other accrued liabilities	9,805	360,246	373	370,424
Due to related parties	50,195	10,261	(60,456)	—
Total current liabilities	62,042	1,352,353	(58,602)	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	—	553,717	—	553,717
Finance lease liabilities	17	12,192	(4,518)	7,691
Operating lease liabilities	4,150	330,944	—	335,094
Other liabilities	—	63,098	(10,842)	52,256
Total liabilities	66,209	2,312,304	(73,962)	2,304,551
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	821,713	409,686	(409,686)	821,713
Accumulated earnings (deficit)	(559,117)	(185,096)	185,096	(559,117)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	265,700	226,395	(226,395)	265,700
Total liabilities and stockholders’ equity	$331,909	$2,538,699	$(300,357)	$2,570,251

	As of December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$480	$67,147	$682	$68,309
Restricted cash	330	1,670	—	2,000
Trade accounts receivable	—	111,654	3	111,657
Inventories	—	429,855	—	429,855
Prepaid and other current assets	16,983	7,171	494	24,648
Due from related parties	107,995	—	(107,995)	—
Total current assets	125,788	617,497	(106,816)	636,469
Property, plant, and equipment
Property, plant, and equipment	21,477	1,124,587	37,814	1,183,878
Less accumulated depreciation, depletion, and amortization	(14,368)	(233,927)	(2,818)	(251,113)
Property, plant, and equipment, net	7,109	890,660	34,996	932,765
Long-term assets
Operating lease right-of-use (“ROU”) assets	3,714	367,850	(14,398)	357,166
Investment in subsidiaries	209,010	—	(209,010)	—
Intangible assets, net	—	18,892	—	18,892
Goodwill	—	125,399	2,598	127,997
Other long-term assets	723	59,849	—	60,572
Total assets	$346,344	$2,080,147	$(292,630)	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$47,301	$11,048	$1,584	$59,933
Obligations under inventory financing agreements	—	423,686	—	423,686
Accounts payable	2,401	103,067	1,477	106,945
Accrued taxes	49	27,371	20	27,440
Operating lease liabilities	750	60,449	(4,234)	56,965
Other accrued liabilities	10,907	194,114	(1,310)	203,711
Due to related parties	33,757	36,124	(69,881)	—
Total current liabilities	95,165	855,859	(72,344)	878,680
Long-term liabilities
Long-term debt, net of current maturities	—	608,353	40,307	648,660
Finance lease liabilities	77	7,848	—	7,925
Operating lease liabilities	4,783	309,736	(10,164)	304,355
Other liabilities	45	87,382	(39,460)	47,967
Total liabilities	100,070	1,869,178	(81,661)	1,887,587
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	540	—	—	540
Additional paid-in capital	726,504	307,967	(307,967)	726,504
Accumulated earnings (deficit)	(477,028)	(94,086)	94,086	(477,028)
Accumulated other comprehensive income (loss)	(3,742)	(2,912)	2,912	(3,742)
Total stockholders’ equity	246,274	210,969	(210,969)	246,274
Total liabilities and stockholders’ equity	$346,344	$2,080,147	$(292,630)	$2,133,861

	Year Ended December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$4,710,039	$50	$4,710,089

Operating expenses
Cost of revenues (excluding depreciation)	—	4,338,474	—	4,338,474
Operating expense (excluding depreciation)	—	300,386	(717)	299,669
Depreciation, depletion, and amortization	2,452	91,550	239	94,241
Impairment expense	—	1,838	—	1,838
Loss (gain) on sale of assets, net	15	(10,949)	(53,763)	(64,697)
General and administrative expense (excluding depreciation)	12,435	35,661	—	48,096
Acquisition and integration costs	87	—	—	87
Total operating expenses	14,989	4,756,960	(54,241)	4,717,708

Operating income (loss)	(14,989)	(46,921)	54,291	(7,619)

Other income (expense)
Interest expense and financing costs, net	(2,600)	(64,209)	316	(66,493)
Debt extinguishment and commitment costs	—	(6,728)	(1,416)	(8,144)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(33)	(19)	—	(52)
Equity earnings (losses) from subsidiaries	(63,649)	—	63,649	—
Total other income (expense), net	(66,282)	(68,924)	62,549	(72,657)

Income (loss) before income taxes	(81,271)	(115,845)	116,840	(80,276)
Income tax benefit (expense) (1)	(26)	24,835	(25,830)	(1,021)
Net income (loss)	$(81,297)	$(91,010)	$91,010	$(81,297)

Adjusted EBITDA	$(12,468)	$73,188	$767	$61,487

	Year Ended December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,124,870	$—	$3,124,870

Operating expenses
Cost of revenues (excluding depreciation)	—	2,947,697	—	2,947,697
Operating expense (excluding depreciation)	—	282,159	(4,732)	277,427
Depreciation, depletion, and amortization	2,900	86,622	514	90,036
Impairment expense	—	85,806	—	85,806
General and administrative expense (excluding depreciation)	11,097	30,191	—	41,288
Acquisition and integration costs	—	614	—	614
Total operating expenses	13,997	3,433,089	(4,218)	3,442,868

Operating income (loss)	(13,997)	(308,219)	4,218	(317,998)

Other income (expense)
Interest expense and financing costs, net	(4,982)	(61,856)	(3,384)	(70,222)
Other income (expense), net	(3)	1,052	—	1,049
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(394,197)	—	394,197	—
Equity losses from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(394,912)	(60,804)	343,908	(111,808)

Income (loss) before income taxes	(408,909)	(369,023)	348,126	(429,806)
Income tax benefit (expense) (1)	(177)	80,914	(60,017)	20,720
Net income (loss)	$(409,086)	$(288,109)	$288,109	$(409,086)

Adjusted EBITDA	$(10,943)	$(80,457)	$4,732	$(86,668)

	Year Ended December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,401,446	$70	$5,401,516

Operating expenses
Cost of revenues (excluding depreciation)	—	4,803,589	—	4,803,589
Operating expense (excluding depreciation)	—	315,659	(2,760)	312,899
Depreciation, depletion, and amortization	2,969	82,843	309	86,121
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
General and administrative expense (excluding depreciation)	20,017	26,007	199	46,223
Acquisition and integration costs	28	4,676	—	4,704
Total operating expenses	23,014	5,195,392	35,130	5,253,536

Operating income (loss)	(23,014)	206,054	(35,060)	147,980

Other income (expense)
Interest expense and financing costs, net	(9,952)	(62,098)	(2,789)	(74,839)
Debt extinguishment and commitment costs	(6,091)	(5,354)	(142)	(11,587)
Other income (expense), net	2,303	213	—	2,516
Change in value of common stock warrants	(3,199)	—	—	(3,199)
Equity earnings (losses) from subsidiaries	81,097	—	(81,097)	—
Equity losses from Laramie Energy, LLC	—	—	(89,751)	(89,751)
Total other income (expense), net	64,158	(67,239)	(173,779)	(176,860)

Income (loss) before income taxes	41,144	138,815	(208,839)	(28,880)
Income tax benefit (expense) (1)	(335)	(26,507)	96,531	69,689
Net income (loss)	$40,809	$112,308	$(112,308)	$40,809

Adjusted EBITDA	$(17,714)	$273,932	$2,631	$258,849
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(81,297)	$(91,010)	$91,010	$(81,297)
Inventory valuation adjustment	—	17,089	—	17,089
RINs loss in excess of net obligation	—	16,967	—	16,967
Unrealized loss on derivatives	—	1,517	—	1,517
Acquisition and integration costs	87	—	—	87
Debt extinguishment and commitment costs	—	6,728	1,416	8,144
Severance costs	—	84	—	84
Impairment expense	—	1,838	—	1,838
Loss (gain) on sale of assets, net	15	(10,949)	(53,763)	(64,697)
Depreciation, depletion, and amortization	2,452	91,550	239	94,241
Interest expense and financing costs, net	2,600	64,209	(316)	66,493
Equity losses (income) from subsidiaries	63,649	—	(63,649)	—
Income tax expense (benefit)	26	(24,835)	25,830	1,021
Adjusted EBITDA (3)	$(12,468)	$73,188	$767	$61,487

	Year Ended December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(409,086)	$(288,109)	$288,109	$(409,086)
Inventory valuation adjustment	—	14,046	—	14,046
RINs loss in excess of net obligation	—	44,071	—	44,071
Unrealized gain on derivatives	—	(4,804)	—	(4,804)
Acquisition and integration costs	—	614	—	614
Changes in valuation allowance and other deferred tax items (1)	—	—	(20,896)	(20,896)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	355	—	512
Impairment expense	—	85,806	—	85,806
Impairments of Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Depreciation, depletion, and amortization	2,900	86,622	514	90,036
Interest expense and financing costs, net	4,982	61,856	3,384	70,222
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	394,197	—	(394,197)	—
Income tax expense (benefit)	177	(80,914)	80,913	176
Adjusted EBITDA (3)	$(10,943)	$(80,457)	$4,732	$(86,668)

	Year Ended December 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$40,809	$112,308	$(112,308)	$40,809
Inventory valuation adjustment	—	11,938	—	11,938
RINs gain in excess of net obligation	—	(3,398)	—	(3,398)
Unrealized loss on derivatives	—	8,988	—	8,988
Acquisition and integration costs	28	4,676	—	4,704
Debt extinguishment and commitment costs	6,091	5,354	142	11,587
Changes in valuation allowance and other deferred tax items (1)	—	—	(68,792)	(68,792)
Change in value of common stock warrants	3,199	—	—	3,199
Loss (gain) on sale of assets, net	—	(37,382)	37,382	—
Impairment of Investment in Laramie Energy, LLC (2)	—	—	83,152	83,152
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,969)	(1,969)
Depreciation, depletion, and amortization	2,969	82,843	309	86,121
Interest expense and financing costs, net	9,952	62,098	2,789	74,839
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	8,568	8,568
Equity losses (income) from subsidiaries	(81,097)	—	81,097	—
Income tax expense (benefit)	335	26,507	(27,739)	(897)
Adjusted EBITDA (3)	$(17,714)	$273,932	$2,631	$258,849

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
(3)For the year ended December 31, 2021, there were no changes in valuation allowance and other deferred tax items, changes in value of common stock warrants, or equity losses from Laramie Energy, including impairment losses and our share of Laramie Energy’s unrealized losses (gains) on derivatives. For the year ended December 31, 2020, there were no debt extinguishment and commitment costs or losses (gains) on sale of assets. For the year ended December 31, 2019, there was no impairment expense or severance costs. There was no LIFO liquidation adjustment or change in value of contingent consideration for the years ended December 31, 2021, 2020, and 2019.
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
Our liquidity position as of December 31, 2021 was $178.7 million and consisted of $174.6 million at Par Petroleum, LLC and subsidiaries, $4.1 million at Par Pacific Holdings, and an immaterial amount at all our other subsidiaries.
As of December 31, 2021, we had access to the J. Aron Discretionary Draw Facility, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $112.2 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
In the first quarter of 2021, we closed on the sale and leaseback of twenty-two (22) of our retail properties in Hawaii for an aggregate cash purchase price of approximately $112.8 million net of transaction fees (the “Sale-Leaseback Transactions”). We used approximately $53.1 million of the net cash proceeds to repay the certain financing arrangements which were related to certain of the retail properties and the remainder for general corporate purposes. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the Sale-Leaseback Transactions.
On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share, resulting in net proceeds of approximately $87.2 million (the “Equity Offering”), after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Equity Offering to repay the remaining $48.7 million in aggregate principal amount of 5.00% Convertible Senior Notes at maturity in June 2021 and $36.8 million in aggregate principal amount of 12.875% Senior Secured Notes, and the remainder for other general corporate purposes, including capital expenditures, and funding working capital. Please read Note 18—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the Equity Offering.
During the years ended December 31, 2021, 2020, and 2019, we had significant activity related to our inventory financing and debt agreements. Please read Note 11—Inventory Financing Agreements and Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion of significant activity related to our inventory financing and debt agreements, respectively.
We may from time to time seek to retire or purchase our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of our common stock, with no specified end date. Please read Note 18—Stockholders’ Equity for further information. The Term Loan B Facility may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50% or 25% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan B Facility agreement).
Cash Flows
The following table summarizes cash activities for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(27,622)	$(37,214)	$105,630
Net cash provided by (used in) investing activities	74,628	(63,464)	(353,229)
Net cash provided by (used in) financing activities	(1,094)	42,559	300,208
Net cash used in operating activities was approximately $27.6 million for the year ended December 31, 2021, which resulted from a net loss of approximately $81.3 million, partially offset by non-cash charges to operations of approximately $41.6 million and net cash provided by changes in operating assets and liabilities of approximately $12.1 million. The change in our operating assets and liabilities for the year ended December 31, 2021 was primarily due to a net increase in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations of $252.9 million, an increase in our environmental credit obligations of $160.5 million, and increases in accounts payable and other current liabilities of $49.0 million, partially offset by an increase in inventories of $350.7 million, an increase in our trade receivables of $84.0 million, and $9.5 million in deferred turnaround costs associated with the Hawaii and Wyoming turnarounds. The increases in accounts receivable, inventory, Supply and Offtake Agreement, and accounts payable and other current liabilities were primarily driven by the increases in crude oil prices in 2021 and an overall increase in sales, purchases, and inventory volumes. The increase in our environmental credit obligations was primarily driven by current year production and increases in RINs prices. Net cash used in operating activities was approximately $37.2 million for the year ended December 31, 2020, which resulted from a net loss of approximately $409.1 million, partially offset by non-cash charges to operations of approximately $219.1 million and net cash provided by changes in operating assets and liabilities of approximately $152.8 million. Net cash provided by operating activities was approximately $105.6 million for the year ended December 31, 2019, which resulted from net income of approximately $40.8 million and non-cash charges to operations of approximately $144.9 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $80.1 million.
For the year ended December 31, 2021, net cash provided by investing activities was approximately $74.6 million and primarily related to proceeds received from the Sale-Leaseback Transactions partially offset by additions to property, plant, and equipment totaling approximately $29.5 million. Net cash used in investing activities was approximately $63.5 million for the year ended December 31, 2020 and was primarily related to additions to property, plant, and equipment totaling approximately $63.5 million. Net cash used in investing activities was approximately $353.2 million for the year ended December 31, 2019 and was primarily related to $273.4 million for the Washington Acquisition and additions to property, plant, and equipment totaling approximately $83.9 million.
Net cash used in financing activities for the year ended December 31, 2021 was approximately $1.1 million and consisted primarily of proceeds of $87.2 million from our March 2021 equity offering of common stock partially offset by net repayments on our debt agreements, J. Aron deferred payment arrangement and Discretionary Draw Facility, and MLC receivable advances of $81.4 million and $5.6 million in extinguishment costs related to the repayment of the Retail Property Term Loan and a portion of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the year ended December 31, 2020 of approximately $42.6 million consisted primarily of proceeds from net borrowings on our debt agreements, J. Aron deferred payment arrangement, and MLC receivable advances of $49.3 million, partially offset by deferred loan costs of $6.3 million related to the issuance of the 12.875% Senior Secured Notes. Net cash provided by financing activities for the year ended December 31, 2019 of approximately $300.2 million consisted primarily of proceeds from net borrowings on our debt agreements, J. Aron deferred payment arrangement, and MLC receivable advances of $313.0 million and the exercise of employee stock options of $8.2 million, partially offset by deferred loan costs of $13.5 million and payments of $8.1 million in commitment and other fees related to the funding for the Washington Acquisition and the financing costs related to the repurchase and cancellation of a portion of our 5.00% Convertible Senior Notes.

Cash Requirements
We have various cash requirements stemming from investment strategies, contractual obligations, and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These cash requirements and obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. We also continue to seek strategic investments in business opportunities, however the amount and timing of those investments are not predictable. Our material cash requirements as of December 31, 2021 include:
Debt and Interest Payments. Current and long-term debt includes the scheduled principal payments related to our outstanding debt obligations and letters of credit. Our estimated interest payments due for 2022 are $46.6 million and our total estimated undiscounted future interest payments will be $194.0 million on the debt obligations held as of December 31, 2021 and using interest rates in effect as of December 31, 2021. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Capital Expenditures and Turnaround Costs. Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the year ended December 31, 2021, totaled approximately $39.0 million and were primarily related to the 2021 turnaround and related scheduled maintenance work at our Washington refinery, capital projects at our Hawaii refinery, and underground tank replacements, rebranding, and point of sale and other equipment upgrades at our Retail segment. Our capital expenditures and deferred turnaround costs budget for 2022 ranges from $70 to $80 million and primarily relates to the 2022 turnaround at our Washington refinery, scheduled maintenance, and other capital projects related to regulatory compliance, information technology, and growth. We expect to spend approximately $35 to $45 million annually on maintenance and sustaining capital projects and approximately $80 to $90 million on planned turnaround expenditures over the next five years.
Operating Lease Liabilities. Operating lease liabilities primarily include obligations associated with the lease of land, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Finance Lease Liabilities. Finance lease liabilities primarily include obligations associated with the lease of retail facilities and vehicles. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2021 for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2022. As of December 31, 2021, we have material purchase commitments of $1.2 billion, with required cash outlays primarily expected in the next twelve months.
Supply and Offtake Agreement. We have a supply and offtake agreement with J. Aron to support the operations of our Hawaii refinery. On June 1, 2021, we and J. Aron entered into a Second Amended and Restated Supply and Offtake Agreement (the “Supply and Offtake Agreement”) which expires on May 31, 2024 with a one-year extension option. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our Washington refinery. On November 1, 2019, we amended the Washington Refinery Intermediation Agreement and extended the term through June 30, 2021. We further amended the Washington Refinery Intermediation Agreement on February 11, 2021 and extended the term through March 31, 2022. On December 17, 2021, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through December 21, 2022 with an automatic extension to March 31, 2023 upon an ABL extension event and revises certain other terms and conditions in the Washington Refinery Intermediation Agreement. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Matters. Our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations including but not limited to air emissions, wastewater discharges, and solid and hazardous waste management activities. Additionally, we have asset retirement obligations in the period in which we have a legal obligation, whether by government or regulatory action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Please read Note 9—Asset Retirement Obligations and Note 17—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies to our audited consolidated financial statements under Item 8 of this Form 10-K. We have identified certain estimates as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis, including those related to fair value, impairments, natural gas and crude oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies, and litigation and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory and Obligations Under Inventory Financing Agreements
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
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain of these purchases. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC. The valuation of our terminal obligation requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations.
Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information regarding both our Hawaii and Washington inventory financing agreements.
Fair Value Measurements
We measure certain assets and liabilities at their fair market value. Assets and liabilities measured at fair value on a recurring basis include derivative instruments and environmental credit obligations. We also measure certain assets and liabilities at fair value on a nonrecurring basis when specific triggering events occur, such as business combinations and events which indicate that a reporting unit’s carrying value exceeds its estimated fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In estimating fair value, we use discounted cash flow projections, recent comparable market transactions, if available, or quoted prices. We consider assumptions that third parties would make in estimating fair value, including the highest and best use of the asset. The assumptions used by another party could differ significantly from our assumptions.
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

Business Combinations
We recognize assets acquired and liabilities assumed in business combinations separately from goodwill at their estimated fair values as of the date of acquisition. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspectives of marketplace participants. These valuation methods require management to make estimates and assumptions regarding characteristics of the acquired property and future revenues and expenses. Changes in these estimates and assumptions would result in different amounts allocated to the related assets and liabilities. The measurement period may be up to one year from the acquisition date; we may record adjustments to the preliminary purchase price allocation during this time, concluding at the end of the one year period or final determination of the values of consideration transferred and asses and liabilities assumed, whichever comes first. Subsequent adjustments, if any, are recorded to the consolidated statement of operations. Please read Note 4—Acquisitions and Note 15—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Impairment of Goodwill and Long-lived Assets
We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. Under the quantitative test, we compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss is recorded. The fair value of a reporting unit is determined using the income approach and the market approach. Under the income approach, we estimate the present value of expected future cash flows using a market participant discount rate. Under the market approach, we estimate fair value using observable multiples for comparable companies within our industry. These valuation methods require us to make significant estimates and assumptions regarding future cash flows, capital projects, commodity prices, long-term growth rates, and discount rates. Please read Note 10—Goodwill and Intangible Assets to our consolidated financial statements under Item 8 of this Form 10-K for further information, including the goodwill impairment we recorded in the first quarter of 2020.
We review property, plant, and equipment, operating leases, and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We use a cash flows model to estimate value because there is usually a lack of quoted market prices for long-lived assets. Future cash flows estimates used for impairment reviews are based on assessments requiring judgment, including future production volumes, commodity prices, operating costs, margins, discount rates, expected capital expenditures, and other factors based on all available information available as of the date of the review. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. The fair value of long-lived assets is determined using the income approach. Please read Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets to our consolidated financial statements under Item 8 of this Form 10-K for further information, including the asset impairment we recorded in the first quarter of 2020.
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
Environmental Matters and Asset Retirement Obligations
We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Please read Note 17—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for further information about our environmental liabilities and assessments.
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Estimating the cost and timing of future remedial efforts is difficult and related technologies, costs, regulatory and other compliance considerations, timing, discount rates, and other inputs into the valuations are subject to change. Please read Note 2—Summary of Significant Accounting Policies, “Asset Retirement Obligations,” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. These liabilities are recorded based on our assessment of existing tax laws and regulations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible and may vary from our estimates for a number of reasons, including different interpretations of tax laws and regulations. New tax laws and regulations, and changes to existing tax laws and regulations, are proposed and promulgated continuously. The implementation of future tax laws and regulatory initiatives, as well as future interpretations on historical tax laws and regulations, could result in increased tax liabilities that cannot be predicted at this time. Please read Note 2—Summary of Significant Accounting Policies, “Income Taxes,” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Based upon the level of historical taxable income and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2021 and 2020.
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 135 Mbpd for the full year of 2021, would change annualized operating income by approximately $48.7 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.

All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps will expire in April 2022.
Based on our net open futures positions at December 31, 2021, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in $2.1 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2021, we consumed approximately 135 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 14—Derivatives to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our renewable volume obligation (“RVO”) is based on a percentage of our Hawaii, Wyoming, and Washington refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. On December 21, 2021, EPA published proposed RFS that include retroactive cuts to earlier 2020 quotas, set 2021 targets at levels of renewable fuels that were actually used, and would establish significantly higher volume requirements for 2022. Whether that rule will be finalized as proposed and how the final rule will fare in the courts may significantly alter our obligations to blend renewable fuels or purchase RINs. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of December 31, 2021, we had $215.6 million of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $3.8 million and $3.6 million per year, respectively.
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
We have several contracts that reference London Interbank Offered Rate (“LIBOR”), some of which terminate after LIBOR is anticipated to cease being reported in 2023. Our facilities that currently reference LIBOR include transition language consistent with the scheduled transition. We do not expect the transition away from LIBOR to have a material impact on our financial condition, results of operations, or cash flows.
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

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2021, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Par Pacific Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2022

Item  9B. OTHER INFORMATION
None.
Item  9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

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

2.3
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014.

2.4
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.

2.5
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015.

2.6
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

2.7
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

2.8
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

2.9
Purchase and Sale Agreement dated as of November 26, 2018, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and solely for certain purposes specified therein, the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 30, 2018.#

2.10
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

4.4	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

4.5
Indenture, dated June 21, 2016, between Par Pacific Holdings, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.

4.6
Indenture, dated December 21, 2017, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

4.7
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

4.10
Third Supplemental Indenture, dated August 15, 2019, among Par Hawaii, LLC (successor by conversion to Par Hawaii, Inc.), Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.11
Indenture, dated as of June 5, 2020, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

4.12	Description of Registrant’s Securities.*

10.1
Fourth Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC, dated as of October 18, 2018, by and among Par Piceance Energy Equity LLC and the other members party thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018.

10.2
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

10.3	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.****

10.4
Par Pacific Holdings, Inc. Second Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 18, 2018.****

10.5	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 18, 2018.****

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

10.18
Second Amended and Restated Supply and Offtake Agreement dated as of June 1, 2021, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021.

10.19
Amended and Restated Guaranty dated June 1, 2021 in favor of J. Aron & Company LLC by Par Petroleum, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021.

10.20
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.21	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.22	Amendment to Employment Offer Letter with Joseph Israel dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.23	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.24	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.25
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.26
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.27
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

10.28
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

10.30
Ninth Amendment to First Lien ISDA 2002 Master Agreement entered into as of November 1, 2019 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2019.

10.31
Eighteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of December 17, 2021 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021

10.32	Nineteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 24, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.33
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.34
Pledge and Security Agreement dated as of December 21, 2017 among Par Petroleum, LLC, the other grantors party thereto, and Wilmington Trust, National Association, as collateral trustee. Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 8, 2021.

10.35
Amendment No. 1 and Assumption Agreement to Pledge and Security Agreement dated as of August 19, 2019, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee.*

10.36
Amendment No. 2 and Assumption Agreement to Pledge and Security Agreement dated as of May 12, 2020, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee.*

10.37
Amendment No. 3 and Assumption Agreement to Pledge and Security Agreement dated as of June 4, 2020, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee.*

10.38
Purchase Agreement and Escrow Instructions, dated as of February 11, 2021, by and among Par Hawaii, LLC, Par Pacific Hawaii Property Company, LLC, MDC Coast HI 1, LLC, and Fidelity National Title Insurance Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

10.39
Amended and Restated Master Land and Building Lease Agreement, dated as of March 12, 2021, by and among Par Hawaii, LLC, Par Petroleum, LLC and MDC Coast HI 1, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on Form 8-K filed on May 7, 2021.

10.40
Amended and Restated Loan and Security Agreement dated as of February 2, 2022, among Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2022.

10.41
Thirteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 11, 2021, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on Form 8-K filed on February 16, 2021.

10.42	Second Amended and Restated Pledge and Security Agreement dated June 1, 2021 in favor of J. Aron & Company LLC by Par Hawaii Refining, LLC.*

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
For the Years Ended December 31, 2021, 2020, and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Par Pacific Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Certain Reporting Units — Refer to Notes 2 and 10 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to discount rates and long-term growth rates as well as forecasts of future gross margin, capital expenditures, and operating expenses. The determination of the fair value using the market approach requires management to make significant assumptions related to valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, or the amount of any goodwill impairment charge, or both. The goodwill balance was $127.3 million as of December 31, 2021. No impairment loss was recorded during the year ended December 31, 2021.
We identified goodwill associated with certain reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units and, consequently, the difference between their fair value and carrying value. The audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount rates, long-term growth rates, valuation multiples, and forecasts of future gross margin, capital expenditures, and operating expenses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rates, long-term growth rates, valuation multiples, and forecasts of future gross margin, capital expenditures, and operating expenses used by management to estimate the fair value of certain reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the underlying assumptions, such as management’s selection of the discount rates, long-term growth rates, and valuation multiples as well as forecasts of future gross margin, capital expenditures, and operating expenses.
•We evaluated management’s ability to accurately forecast future gross margin, capital expenditures, and operating expenses by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
•Historical financial results.
•Internal communications to management and the Board of Directors.
•Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the measurement date to December 31, 2021.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates, long-term growth rates, and valuation multiples by:

•Testing the source information underlying the determination of the discount rates, long-term growth rates, and valuation multiples and the mathematical accuracy of the calculations.
•Developing a range of independent estimates and comparing those to the discount rates, long-term growth rates, and valuation multiples selected by management.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2022

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$112,221	$68,309
Restricted cash	4,000	2,000
Total cash, cash equivalents, and restricted cash	116,221	70,309
Trade accounts receivable, net of allowances of $0.4 million and $0.6 million at December 31, 2021 and December 31, 2020, respectively	195,108	111,657
Inventories	790,317	429,855
Prepaid and other current assets	28,525	24,648
Total current assets	1,130,171	636,469
Property, plant, and equipment
Property, plant, and equipment	1,180,397	1,183,878
Less accumulated depreciation, depletion, and amortization	(323,892)	(251,113)
Property, plant, and equipment, net	856,505	932,765
Long-term assets
Operating lease right-of-use (“ROU”) assets	383,824	357,166
Intangible assets, net	16,234	18,892
Goodwill	127,262	127,997
Other long-term assets	56,255	60,572
Total assets	$2,570,251	$2,133,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,841	$59,933
Obligations under inventory financing agreements	737,704	423,686
Accounts payable	154,543	106,945
Accrued taxes	28,641	27,440
Operating lease liabilities	53,640	56,965
Other accrued liabilities	370,424	203,711
Total current liabilities	1,355,793	878,680
Long-term liabilities
Long-term debt, net of current maturities	553,717	648,660
Finance lease liabilities	7,691	7,925
Operating lease liabilities	335,094	304,355
Other liabilities	52,256	47,967
Total liabilities	2,304,551	1,887,587
Commitments and Contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2021 and December 31, 2020, 60,161,955 shares and 54,002,538 shares issued at December 31, 2021 and December 31, 2020, respectively	602	540
Additional paid-in capital	821,713	726,504
Accumulated deficit	(559,117)	(477,028)
Accumulated other comprehensive income (loss)	2,502	(3,742)
Total stockholders’ equity	265,700	246,274
Total liabilities and stockholders’ equity	$2,570,251	$2,133,861

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$4,710,089	$3,124,870	$5,401,516

Operating expenses
Cost of revenues (excluding depreciation)	4,338,474	2,947,697	4,803,589
Operating expense (excluding depreciation)	299,669	277,427	312,899
Depreciation, depletion, and amortization	94,241	90,036	86,121
Impairment expense	1,838	85,806	—
Gain on sale of assets, net	(64,697)	—	—
General and administrative expense (excluding depreciation)	48,096	41,288	46,223
Acquisition and integration costs	87	614	4,704
Total operating expenses	4,717,708	3,442,868	5,253,536
Operating income (loss)	(7,619)	(317,998)	147,980

Other income (expense)
Interest expense and financing costs, net	(66,493)	(70,222)	(74,839)
Debt extinguishment and commitment costs	(8,144)	—	(11,587)
Gain on curtailment of pension obligation	2,032	—	—
Other income (expense), net	(52)	1,049	2,516
Change in value of common stock warrants	—	4,270	(3,199)
Equity losses from Laramie Energy, LLC	—	(46,905)	(89,751)
Total other expense, net	(72,657)	(111,808)	(176,860)

Loss before income taxes	(80,276)	(429,806)	(28,880)
Income tax benefit (expense)	(1,021)	20,720	69,689
Net income (loss)	$(81,297)	$(409,086)	$40,809

Income (loss) per share
Basic	$(1.40)	$(7.68)	$0.80
Diluted	$(1.40)	$(7.68)	$0.80
Weighted-average number of shares outstanding
Basic	58,268	53,295	50,352
Diluted	58,268	53,295	50,470

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(81,297)	$(409,086)	$40,809
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	6,244	(4,324)	(2,091)
Total other comprehensive income (loss), net of tax	6,244	(4,324)	(2,091)
Comprehensive income (loss)	$(75,053)	$(413,410)	$38,718
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(81,297)	$(409,086)	$40,809
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	94,241	90,036	86,121
Impairment expense	1,838	85,806	—
Debt extinguishment and commitment costs	8,144	—	11,587
Non-cash interest expense	5,663	6,902	9,118
Non-cash lower of cost and net realizable value adjustment	(10,132)	10,595	(3,752)
Change in value of common stock warrants	—	(4,270)	3,199
Deferred taxes	(260)	(20,895)	(66,886)
Gain on sale of assets, net	(64,697)	—	—
Stock-based compensation	8,165	7,342	6,437
Unrealized (gain) loss on derivative contracts	(1,393)	(3,322)	9,350
Equity losses from Laramie Energy, LLC	—	46,905	89,751
Net changes in operating assets and liabilities:
Trade accounts receivable	(83,955)	117,801	(36,652)
Collateral posted with broker for derivative transactions	4,564	7,035	(8,797)
Prepaid and other assets	(10,885)	29,465	(24,121)
Inventories	(350,652)	171,880	(191,688)
Deferred turnaround expenditures	(9,451)	(49,770)	(9,800)
Obligations under inventory financing agreements	252,920	(190,831)	121,985
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	209,565	67,193	68,969
Net cash provided by (used in) operating activities	(27,622)	(37,214)	105,630
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(273,399)
Proceeds related to asset acquisition	—	—	3,226
Capital expenditures	(29,533)	(63,522)	(83,920)
Proceeds from sale of assets	104,161	58	864
Net cash provided by (used in) investing activities	74,628	(63,464)	(353,229)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	87,193	—	—
Proceeds from borrowings	186,773	250,387	510,906
Repayments of borrowings	(329,315)	(159,489)	(241,336)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	61,098	(41,645)	43,422
Payment of deferred loan costs	(346)	(6,266)	(13,450)
Exercise of stock options	—	—	8,171
Payments for debt extinguishment and commitment costs	(5,618)	—	(8,087)
Other financing activities, net	(879)	(428)	582
Net cash provided by (used in) financing activities	(1,094)	42,559	300,208
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,912	(58,119)	52,609
Cash, cash equivalents, and restricted cash at beginning of period	70,309	128,428	75,819
Cash, cash equivalents, and restricted cash at end of period	$116,221	$70,309	$128,428
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(65,221)	$(54,256)	$(58,250)
Taxes	(795)	190	(136)
Non-cash investing and financing activities:
Accrued capital expenditures	$8,177	$4,686	$6,386
Value of warrants reclassified to equity	—	3,936	—
ROU assets obtained in exchange for new finance lease liabilities	1,936	3,476	963
ROU assets obtained in exchange for new operating lease liabilities	97,011	22,529	79,382
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	6,847	7,738	193
Common stock issued for business combination	—	—	36,980
Common stock issued to repurchase convertible notes	—	—	74,290
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	46,984	$470	$617,937	$(108,751)	$2,673	$512,329
Issuance of common stock in connection with acquisition	2,364	23	36,957	—	—	36,980
Issuance of common stock for convertible notes repurchase, net (1)	3,243	32	45,585	—	—	45,617
Issuance of common stock for employee stock purchase plan	68	1	1,489	—	—	1,490
Stock-based compensation	202	3	6,210	—	—	6,213
Purchase of common stock for retirement	(54)	—	(1,276)	—	—	(1,276)
Exercise of stock options	447	4	8,167	—	—	8,171
Other comprehensive loss	—	—	—	—	(2,091)	(2,091)
Net income	—	—	—	40,809	—	40,809
Balance, December 31, 2019	53,254	533	715,069	(67,942)	582	648,242
Issuance of common stock for employee stock purchase plan	145	2	1,551	—	—	1,553
Exercise of common stock warrants	351	3	3,933			3,936
Stock-based compensation	322	3	7,106	—	—	7,109
Purchase of common stock for retirement	(69)	(1)	(1,155)	—	—	(1,156)
Other comprehensive loss	—	—	—	—	(4,324)	(4,324)
Net loss	—	—	—	(409,086)	—	(409,086)
Balance, December 31, 2020	54,003	540	726,504	(477,028)	(3,742)	246,274
Common stock offering, net of issuance costs	5,750	58	87,135	—	—	87,193
Issuance of common stock for employee stock purchase plan	85	1	1,420	—	—	1,421
Stock-based compensation	443	4	7,948	—	—	7,952
Purchase of common stock for retirement	(123)	(1)	(1,352)	(792)	—	(2,145)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	6,244	6,244
Net loss	—	—	—	(81,297)	—	(81,297)
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically complex, niche markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries with total operating crude oil throughput capacity of 154 thousand barrels per day (“Mbpd”). Our refinery in Kapolei, Hawaii, produces gasoline, jet fuel, ultra-low sulfur diesel (“ULSD”), marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, jet fuel, ULSD, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces gasoline, jet fuel, ULSD, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - We operate 119 retail outlets in Hawaii, Washington, and Idaho. Our fuel retail outlets in Hawaii sell gasoline and diesel throughout the islands of Oahu, Maui, Hawaii, and Kauai. We operate convenience stores at 34 of our Hawaii retail fuel outlets under our proprietary “nomnom” brand that sell merchandise such as soft drinks, prepared foods, and other sundries. Our Hawaii retail network includes Hele and “76” branded retail sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. 42 of our sites operate under our proprietary Hele (the Hawaiian word for movement or “let’s go”) fuel brand. Our eight cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”).
We operate convenience stores at all 29 of our retail fuel outlets in Washington and Idaho. As part of our 2018 acquisition of these retail outlets, we entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the acquired Cenex® Zip Trip convenience stores. As of December 31, 2021, we had completed the rebranding of all of our retail outlets in Washington and Idaho from the “Cenex®” and “Zip Trip®” brand names to our proprietary “nomnom” brand. As these stores were rebranded, we began self-supplying the fuel with equity barrels and/or unbranded fuels procured in the open market.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions. We own and operate terminals, pipelines, a single point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We lease marine vessels for the movement of petroleum, refined products, and ethanol between the U.S. West Coast and Hawaii. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. We own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves Joint Base Lewis McChord.
As of December 31, 2021, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), a joint venture entity operated by Laramie Energy II, LLC (“Laramie”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
For the Years Ended December 31, 2021, 2020, and 2019
Use of Estimates
    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
The worldwide spread and severity of the COVID-19 coronavirus, and certain developments in the global crude oil markets have impacted our businesses, people, and operations. We are actively responding to these ongoing matters and many uncertainties remain. Due to the rapid development and fluidity of the situation, the full magnitude of the COVID-19 pandemic’s impact on our estimates and assumptions, financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
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
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2021, 2020, or 2019.
Inventories
    Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost and net realizable value (“NRV”) using the first-in, first-out (“FIFO”) inventory accounting method. Commodity inventories at the Washington refinery are stated at the lower of cost and NRV using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost.
    All of the crude oil utilized at the Hawaii refinery is financed by J. Aron & Company LLC (“J. Aron”) under the Supply and Offtake Agreement as described in Note 11—Inventory Financing Agreements. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding obligation on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we are obligated to repurchase the inventory.
    In connection with the consummation of the Washington Acquisition (as defined in Note 4—Acquisitions), we became a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 11—Inventory Financing Agreements. Under this arrangement, U.S. Oil (as defined in Note 4—Acquisitions) purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC.
    We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
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
Investment in Laramie Energy, LLC
    Prior to June 30, 2020, we accounted for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of the net income (loss) of this entity was included in Equity losses from Laramie Energy, LLC in the consolidated statements of operations. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. During the years ended December 31, 2020 and 2019, we recorded impairment charges of $45.3 million and $81.5 million in our consolidated statement of operations due to the significant decline in natural gas prices during the first quarter of 2020 and during the second and third quarters of 2019, respectively. Please read Note 3—Investment in Laramie Energy, LLC for further information.
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
Simultaneously with our review of our property, plant, and equipment, operating leases, deferred turnaround costs, and other long-lived assets for impairment, we evaluate whether an abandonment has occurred. Abandonment occurs either when a business terminates its operations or an asset is no longer profitable to operate. When the act of abandonment occurs, we determine if the assets have a shortened useful life or should be considered abandoned and accelerate depreciation or write off the asset balance and any associated accumulated depreciation and record an impairment loss.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
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
Deferred Turnaround Costs
    Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2021, 2020, and 2019, we recognized deferred turnaround costs of approximately $9.5 million, $49.8 million, and $9.8 million, respectively. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
For the Years Ended December 31, 2021, 2020, and 2019
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
    In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control, or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. Our embedded derivatives include our obligations to repurchase crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreement and to repay MLC for monthly crude oil and refined product financing under the Washington Refinery Intermediation Agreement. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
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
    We have determined that any uncertain tax positions outstanding at December 31, 2021 and 2020 would not have a material impact on our financial condition, results of operations, or cash flows as any uncertain tax positions taken would have been fully covered by the Company’s deferred tax assets related to its historical net operating losses and corresponding valuation allowance.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2018, 2019, and 2020. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and adjust it accordingly for purposes of assessing additional tax in the year the NOL deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
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
Revenue Recognition
Refining and Retail
    Our refining and retail segment revenues are primarily associated with the sale of refined products. We recognize revenues upon physical delivery of refined products to a customer, which is the point in time at which control of the refined products is transferred to the customer. The pricing of our refined products is variable and primarily driven by commodity prices. The refining segment’s contracts with its customers state the terms of the sale, including the description, quantity, delivery terms, and price of each product sold. Payments from refining and bulk retail customers are generally due in full within 2 to 30 days of product delivery or invoice date. Payments from our other retail customers occur at the point of sale and are typically collected in cash or occur by credit or debit card. As such, we have no significant financing element to our revenues and have immaterial product returns and refunds.
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
Cost Classifications
    Cost of revenues (excluding depreciation) includes the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains and losses on derivatives and inventory valuation adjustments. Certain direct operating expenses related to our logistics segment are also included in Cost of revenues (excluding depreciation).
    Operating expense (excluding depreciation) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$21,903	$21,755	$16,882
Operating expense	52,338	56,637	55,181
General and administrative expense	2,972	3,429	3,145
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
    The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy levels as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied these valuation techniques for the periods presented. The fair value of the J. Aron repurchase obligation and Washington Refinery Intermediation Agreement derivatives are measured using estimates of the prices and differentials assuming settlement at the end of the reporting period.
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
Accounting Principles Not Yet Adopted
In March 2021, FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This ASU clarifies that “modifications or exchanges of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange” be accounted for “as an exchange of the original instrument for a new instrument.” If the modification or exchange is part of or directly related to a modification or exchange of an existing debt instrument, revolving debt facility, or line-of-credit, the effect is measured as “the difference between the fair value of the written call option immediately before its modified or exchanged.” The effect of all other modifications or exchanges should be measured as the excess of fair value of the modified option over the fair value of the same option immediately before modification or exchange. In both cases, the effect should be calculated as if cash had been paid in the transaction. The guidance in ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. This ASU will change the policy under which we account for derivative contracts classified in equity, of which we have none as of December 31, 2021.
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 updates the current guidance to require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” as if the acquiring entity had originated the contracts. This ASU improves comparability by providing consistent guidance between revenue contracts with customers acquired in a business combination and those not acquired in a business combination. The guidance in ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. This ASU will change the policy under which we account for future business combinations.
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
On February 11, 2021, we adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) following our execution of an amendment to the Washington Refinery Intermediation Agreement which included transition guidance on the interest rate of the MLC receivable advances to U.S. Oil (as defined in Note 4—Acquisitions) to be based on another industry standard benchmark rate that will be effective upon the three-month London Interbank Offered Rate’s (“LIBOR”) scheduled retirement in 2023. These ASUs provide for optional expedients and allowable exceptions to GAAP to ease the potential burden in recognizing the effects of reference rate reform, especially in regards to the cessation of LIBOR. ASU 2020-04 and ASU 2021-01 are applicable to contract modifications that meet certain requirements and are entered into between March 12, 2020 and December 31, 2022. Our adoption of ASUs 2020-04 and 2021-01 did not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Investment in Laramie Energy, LLC
    As of December 31, 2021, we owned a 46.0% ownership interest in Laramie Energy, a joint venture entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2020, Laramie Energy had a $400.0 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing base set at $139.7 million. On November 20, 2020, Laramie Energy amended its revolving credit facility, reducing the borrowing base to $140.0 million, resulting in a borrowing base deficiency of $60.0 million. In conjunction with the borrowing base deficiency, Laramie entered into a forbearance agreement through June 15, 2021 with its lenders. As of December 31, 2020, the balance outstanding on the revolving credit facility was approximately $139.7 million.
On July 1, 2021, Laramie Energy entered into a term loan agreement which provided a term loan in the principal amount of $160 million. Laramie Energy used the proceeds from the term loan to repay the outstanding balance on its revolving credit facility. The term loan is secured by a lien on its natural gas and crude oil properties and related assets. Under the terms

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025. As of December 31, 2021, the term loan had an outstanding balance of $140.1 million.
    At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for the years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity losses from Laramie Energy, LLC on our consolidated statement of operations for the year ended December 31, 2020. Please read Note 15—Fair Value Measurements for further information. During the quarter ended June 30, 2020, Laramie Energy incurred additional losses that reduced the book value of our investment to zero and, as such, as of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy.
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
    The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$46,905	$136,656
Equity earnings (losses) from Laramie Energy (1)	(1,611)	(175,018)
Accretion of basis difference	—	5,018
Adjustment of basis difference (2)	—	161,764
Impairment of our investment in Laramie Energy	(45,294)	(81,515)
Ending balance (1)	$—	$46,905
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    Summarized financial information for Laramie Energy is as follows (in thousands):

	December 31,
	2021	2020
	(Unaudited)
Current assets	$68,779	$34,573
Non-current assets	328,571	355,538
Current liabilities	107,976	217,523
Non-current liabilities	177,503	93,193

	Year Ended December 31,
	2021	2020	2019
	(Unaudited)
Natural gas and oil revenues	$221,176	$121,893	$193,906
Income (loss) from operations	99,133	(2,994)	(360,967)
Net income (loss)	32,476	(22,589)	(380,473)
    Laramie Energy’s net income (loss) includes (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(Unaudited)
Asset impairment loss	$—	$—	$355,220
Depreciation, depletion, and amortization	26,458	34,966	82,632
Unrealized (gain) loss on derivative instruments	32,417	4,245	(4,283)
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business (the “Washington Acquisition”). The Washington Acquisition included a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.5 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”), and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”). Please read Note 13—Debt for further information on the Term Loan B and Par Pacific Term Loan. During December 2018 and January 2019, we incurred $4.2 million and $5.4 million of commitment fees associated with the funding of the Washington Acquisition, respectively. Such commitment fees are presented as Debt extinguishment and commitment costs on our consolidated statements of operations for the years ended December 31, 2019 and 2018.
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
For the Years Ended December 31, 2021, 2020, and 2019
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
For the Years Ended December 31, 2021, 2020, and 2019
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
Note 5—Revenue Recognition
    As of December 31, 2021 and 2020, receivables from contracts with customers were $189.9 million and $104.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $10.1 million and $4.1 million as of December 31, 2021 and 2020, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$1,472,335	$—	$333,396
Distillates (1)	1,927,851	—	27,057
Other refined products (2)	1,065,555	—	—
Merchandise	—	—	92,004
Transportation and terminalling services	—	184,734	—
Other revenue	5,370	—	3,959
Total segment revenues (3)	$4,471,111	$184,734	$456,416

Year Ended December 31, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$846,294	$—	$241,003
Distillates (1)	1,256,618	—	30,739
Other refined products (2)	753,591	—	—
Merchandise	—	—	90,173
Transportation and terminalling services	—	180,909	—
Other revenue	30,198	—	1,798
Total segment revenues (3)	$2,886,701	$180,909	$363,713

Year Ended December 31, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$1,416,706	$—	$326,304
Distillates (1)	2,503,981	—	40,189
Other refined products (2)	1,242,401	—	—
Merchandise	—	—	90,480
Transportation and terminalling services	—	199,226	—
Other revenue	4,854	—	1,916
Total segment revenues (3)	$5,167,942	$199,226	$458,889
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 22—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Note 6—Inventories
    Inventories at December 31, 2021 and 2020 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
December 31, 2021
Crude oil and feedstocks	$102,085	$199,282	$301,367
Refined products and blendstock	179,737	142,872	322,609
Warehouse stock and other (2)	166,341	—	166,341
Total	$448,163	$342,154	$790,317
December 31, 2020
Crude oil and feedstocks	$88,307	$75,340	$163,647
Refined products and blendstock	112,146	83,601	195,747
Warehouse stock and other (2)	70,461	—	70,461
Total	$270,914	$158,941	$429,855
_________________________________________________________
(1)Please read Note 11—Inventory Financing Agreements for further information.
(2)Includes $120.1 million and $26.7 million of RINs and environmental credits, reported at the lower of cost or NRV, as of December 31, 2021 and 2020, respectively. Our renewable volume obligation and other gross environmental credit obligations of $311.0 million and $150.5 million, reported at market value, are included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2021 and 2020, respectively.
    Our reserve for the lower of cost and NRV of inventory was $0.5 million and $10.6 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the current replacement cost exceeded the LIFO inventory carrying value by approximately $46.0 million. Our LIFO inventories, net of the lower of cost or NRV reserve, were equal to current cost as of December 31, 2020.
Note 7—Prepaid and Other Current Assets
    Prepaid and other current assets at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Collateral posted with broker for derivative instruments (1)	$6,053	$1,489
Prepaid insurance	14,110	14,932
Derivative assets	1,260	1,346
Deferred inventory financing charges	4,073	—
Other	3,029	6,881
Total	$28,525	$24,648
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 14—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets
    Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$153,254	$188,096
Buildings and equipment (1)	1,007,608	974,305
Other (1)	19,535	21,477
Total property, plant, and equipment	1,180,397	1,183,878
Less accumulated depreciation, depletion, and amortization	(323,892)	(251,113)
Property, plant, and equipment, net	$856,505	$932,765
______________________________________________________
(1)Please read Note 16—Leases for further disclosures and information on finance leases.
    Depreciation and finance lease amortization expense was approximately $77.2 million, $81.8 million, and $75.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Par West refinery was idled in the first quarter of 2020 due to the reduction in demand resulting from the COVID-19 global pandemic’s effect on the economy. Pursuant to GAAP accounting guidelines, this refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. As a result, in the year ended December 31, 2020, we recorded impairment charges of $10.7 million, $5.0 million, and $2.2 million in Impairment expense on our consolidated statement of operations related to the write-offs of Par West property, plant, and equipment, deferred turnaround costs, and inventory, respectively. For the year ended December 31, 2021, we recorded additional impairment charges of $0.2 million in Impairment expense on our consolidated statement of operations related to the this idling. Please read Note 15—Fair Value Measurements for additional information.
For the year ended December 31, 2021, we recorded $1.7 million of Impairment expense on our consolidated statement of operations related to the impairment of a separate capital project.
Note 9—Asset Retirement Obligations
    The table below summarizes the changes in our recorded asset retirement obligations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$10,636	$10,180	$9,985
Accretion expense	873	490	331
Revision in estimate	3,602	—	—
Liabilities settled during period	(697)	(34)	(136)
Ending balance	$14,414	$10,636	$10,180

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Note 10—Goodwill and Intangible Assets
    During the years ended December 31, 2021, 2020, and 2019, the change in the net carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2019	$153,397
Acquisition of U.S. Oil (1)	42,522
Balance at December 31, 2019	195,919
Impairment expense	(67,922)
Balance at December 31, 2020	127,997
Reclassified to assets held for sale	(735)
Balance at December 31, 2021	$127,262
________________________________________________________
(1)Please read Note 4—Acquisitions for further discussion.
The gross carrying value of goodwill was $160.4 million as of January 1, 2019 and $202.9 million as of December 31, 2019, 2020, and 2021. As of January 1 and December 31, 2019, we had accumulated impairment charges of $7.0 million, and as of December 31, 2020 and 2021, we had accumulated impairment charges of $74.9 million and $75.6 million, respectively.
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
    Intangible assets consisted of the following (in thousands):

	December 31,
	2021	2020
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Other	261	261
Total intangible assets	38,592	38,592
Accumulated amortization:
Trade name and trademarks	(5,297)	(5,210)
Customer relationships	(17,061)	(14,490)
Other	—	—
Total accumulated amortization	(22,358)	(19,700)
Net:
Trade name and trademarks	970	1,057
Customer relationships	15,003	17,574
Other	261	261
Total intangible assets, net	$16,234	$18,892

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    Amortization expense was approximately $2.7 million for each of the years ended December 31, 2021, 2020, and 2019. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2022	$2,658
2023	2,658
2024	1,400
2025	979
2026	979
Thereafter	7,560
$16,234
Note 11—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	December 31,
	2021	2020
Supply and Offtake Agreements	$569,158	$312,185
Washington Refinery Intermediation Agreement	168,546	111,501
Obligations under inventory financing agreements	$737,704	$423,686
Supply and Offtake Agreement
We have an agreement with J. Aron to support our Hawaii refining operations. Under the agreement, J. Aron may enter into agreements with third parties whereby J. Aron remits payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of December 31, 2021, we had no obligations due to J. Aron under this contractual undertakings agreement. On May 4, 2021, we amended the first amended and restated supply and offtake agreement and extended the term expiry date from May 31, 2021, to June 30, 2021.
On June 1, 2021, we entered into the Second Amended and Restated Supply and Offtake Agreement (“Supply and Offtake Agreement”), which amended and restated the first amended and restated supply and offtake agreement in its entirety. The Supply and Offtake Agreement expires May 31, 2024 (as extended, the “Expiration Date”), subject to a one-year extension at the mutual agreement of the parties at least 120 days prior to the Expiration Date. Under the Supply and Offtake Agreement, we are subject to an early termination fee if we terminate the Supply and Offtake Agreement on or prior to May 31, 2023. Under the Supply and Offtake Agreement, Par Hawaii Refining, LLC (“PHR”) is required to maintain minimum liquidity of not less than $15 million for any three consecutive business days, with at least $7.5 million of such liquidity consisting of cash and cash equivalents. Commencing on July 1, 2021 (the “Adjustment Date”), the Supply and Offtake Agreement makes available a discretionary draw facility (the “Discretionary Draw Facility”) to PHR.
During the term of the Supply and Offtake Agreement, J. Aron and we will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the agreement, J. Aron will provide up to 150 Mbpd of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreement also provides for the lease of crude oil and certain refined product storage facilities to J. Aron. Following the expiration or termination of the agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices.
Though title to the crude oil and certain refined product inventories resides with J. Aron, the Supply and Offtake Agreement is accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included in our consolidated balance sheets until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Prior to July 1, 2021, the supply and offtake agreements also included a deferred payment arrangement whereby we could defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. The deferred amounts under the deferred payment arrangement bore interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also paid a deferred payment availability fee equal to 0.75% of the unused capacity under the deferred payment arrangement. As of December 31, 2020, the capacity of the deferred payment arrangement was $80.1 million and we had $78.6 million outstanding.
Effective July 1, 2021, the Discretionary Draw Facility became available to PHR up to but excluding the Expiration Date (the “Discretionary Draw Commitment Period”). Under the Discretionary Draw Facility, J. Aron agreed to make advances to PHR from time to time at the request of PHR, subject to the satisfaction of certain conditions precedent, in an aggregate principal amount at any one time outstanding not to exceed the lesser of $165 million or the sum of the borrowing base, which is calculated as (x) 85% of the eligible accounts receivables, plus (y) the lesser of $82.5 million and 85% of eligible hydrocarbon inventory, minus (z) such reserves as established by J. Aron in respect of eligible receivables and eligible hydrocarbon inventory. The advances under the Discretionary Draw Facility bear interest at a rate equal to three-month LIBOR plus 4.00% per annum until May 31, 2022. Beginning on June 1, 2022, the advances will bear interest at a rate equal to LIBOR (or LIBOR equivalent) plus an applicable spread between 3.50% and 4.00% to be determined annually based on certain financial ratios. We also agreed to pay a discretionary draw availability fee equal to 0.75% of the unused capacity under the Discretionary Draw Facility. Amounts outstanding under the Discretionary Draw Facility are included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the amount outstanding under the Obligations under inventory financing agreements are included within Cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2021, our outstanding balance under the Discretionary Draw Facility was equal to our borrowing base of $126.2 million.
Under the supply and offtake agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. In 2021, we entered into multiple contracts to fix certain market fees for the period from May 2021 through May 2022 for $18.2 million. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. As of December 31, 2021 and 2020, we had a payable of $6.2 million and a receivable of $0.5 million, respectively.
Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of the same, exclusively to MLC. On February 11, 2021, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term through March 31, 2022. This amendment also included transition guidance on the interest rate of the MLC receivable advances to be based on another industry standard benchmark rate that will be effective upon the scheduled retirement of three-month LIBOR in 2023. On December 17, 2021, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through December 21, 2022, with an automatic extension to March 31, 2023, upon an ABL extension event, and to revise certain other terms and conditions in the Washington Refinery Intermediation Agreement.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As part of the November 1, 2019 amendment, the availability fee was amended to equal 0.75% of the unused capacity under the MLC receivable advances. As of December 31, 2021 and 2020, our outstanding balance included in our Obligations under inventory financing agreements on our consolidated balance sheets under the MLC receivable advances was equal to our borrowing base of $54.5 million and $41.1 million, respectively. Additionally, as of December 31, 2021 and 2020, we had approximately $167.0 million and $93.6 million in letters of credit outstanding through MLC’s credit support, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees	$21,612	$12,034	$35,459
Interest expense and financing costs, net	3,015	3,044	5,863
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$3,236	$4,112	$3,734
Interest expense and financing costs, net	4,900	2,791	6,359
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 14—Derivatives for further information.
Note 12—Other Accrued Liabilities

Other accrued liabilities at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and other employee benefits	$19,710	$14,916
Gross environmental credit obligations (1)	311,014	150,482
Other	39,700	38,313
Total	$370,424	$203,711
______________________________________________________
(1)Gross environmental credit obligations are stated at market as of December 31, 2021 and 2020. Please read Note 15—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $120.1 million and $26.7 million as of December 31, 2021 and 2020, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Note 13—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2021	2020
5.00% Convertible Senior Notes due 2021	$—	$48,665
ABL Credit Facility due 2022	—	—
Retail Property Term Loan due 2024	—	42,494
7.75% Senior Secured Notes due 2025	296,000	300,000
Term Loan B due 2026	215,625	228,125
12.875% Senior Secured Notes due 2026	68,250	105,000
Mid Pac Term Loan due 2028	—	1,399
PHL Term Loan due 2030	—	5,840
Principal amount of long-term debt	579,875	731,523
Less: unamortized discount and deferred financing costs	(15,317)	(22,930)
Total debt, net of unamortized discount and deferred financing costs	564,558	708,593
Less: current maturities, net of unamortized discount and deferred financing costs	(10,841)	(59,933)
Long-term debt, net of current maturities	$553,717	$648,660
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2022	$12,500
2023	12,500
2024	12,500
2025	308,500
2026	233,875
Thereafter	—
Total	$579,875
Additionally, as of December 31, 2021 and 2020, we had approximately $18.5 million and $1.7 million in letters of credit outstanding, respectively, under the Loan and Security Agreement dated as of December 21, 2017 with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”). We had $5.9 million and $3.6 million in cash-collateralized letters of credit and surety bonds outstanding as of December 31, 2021 and December 31, 2020, respectively, under agreements with MLC and under certain other facilities.
Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
5.00% Convertible Senior Notes Due 2021
    In June 2016, we completed the issuance and sale of $115 million in aggregate principal amount of the 5.00% Convertible Senior Notes in a private placement under Rule 144A (the “Notes Offering”). Affiliates of funds managed by or on behalf of Highbridge Capital Management, LLC (“Highbridge”) and Whitebox Advisors, LLC (“Whitebox”), our related parties, purchased an aggregate of $47.5 million and $40.4 million, respectively, principal amount of the 5.00% Convertible Senior Notes in the Notes Offering.
The 5.00% Convertible Senior Notes bore interest at a rate of 5.00% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016) and matured on June 15, 2021. During May, June, and December 2019, we entered into privately negotiated exchange agreements with a limited number of holders (the “Noteholders”) to repurchase $66.3 million in aggregate principal amount of the 5.00% Convertible Senior Notes held by the Noteholders for an aggregate of $18.6 million in cash and approximately 3.2 million shares of Par’s common stock with a fair

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
value of $74.3 million. We recognized a loss of approximately $6.1 million related to the extinguishment of the repurchased 5.00% Convertible Senior Notes in the year ended December 31, 2019. On June 15, 2021, the remaining $48.7 million aggregate principal amount of the 5.00% Convertible Senior Notes was paid in full at maturity.
ABL Credit Facility
    Under the ABL Credit Facility, we have a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”) with a maximum principal amount at any time outstanding of $85 million subject to a borrowing base. As of December 31, 2021, the ABL Revolver had no outstanding balance and a borrowing base of approximately $85.0 million.
    The revolving loans under the ABL Revolver bear interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan is a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan is a LIBOR Loan, at LIBOR for the applicable interest period plus the applicable margin in effect from time to time. The base rate is equal to (i) daily LIBOR (“LIBOR Daily Floating Rate”) or (ii) if the LIBOR Daily Floating Rate is unavailable for any reason, a rate as calculated per the agreement (the “Prime Rate”) for such day. We also pay a de minimis fee for any undrawn amounts available under the ABL Revolver. The maturity date of the ABL Revolver is December 21, 2022, on which date all revolving loans will be due and payable in full. The average effective interest rate for 2021 and 2020 on the ABL Revolver loan was 2.6% and 2.3%, respectively.
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
    The obligations of the ABL Borrowers are guaranteed by Par and Par Petroleum, LLC’s existing and future direct or indirect domestic subsidiaries that are not borrowers under the ABL Credit Facility. The loans and letters of credit issued under the ABL Credit Facility are secured by a first-priority security interest in and lien on certain assets of the borrowers and the guarantors, including, among other items, cash and cash equivalents, accounts receivables, and inventory, and excluding the assets of PHR and U.S. Oil.
On February 2, 2022, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets previously owned by the dissolved entities Mid Pac Petroleum, LLC and HIE Retail, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company, LLC (collectively, the “ABL Borrowers”), entered into the Amended and Restated Loan and Security Agreement (as amended from time to time, the “ABL Loan Agreement”) dated as of February 2, 2022. The ABL Loan Agreement increased the maximum principal amount at any time outstanding under the ABL Revolver to $105 million, extended the maturity date of the ABL Revolver to February 2, 2025, and modified the ABL Revolver interest rate definitions to be based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York, among other modifications. Please read Note 24—Subsequent Events for additional information.
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
For the Years Ended December 31, 2021, 2020, and 2019
amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the Par Pacific Term Loan Agreement.
The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. The average effective interest rate for 2021 on the Retail Property Term Loan was 1.6%. Principal and interest payments were payable monthly based on a 20-year amortization schedule, principal prepayments were allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, was due on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. We recognized approximately $1.4 million of debt extinguishment costs in the year ended December 31, 2021 related to our prepayment of the loan principal.
7.75% Senior Secured Notes Due 2025
Our 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. During the year ended December 31, 2021, we repurchased and cancelled $4 million in aggregate principal amount of the 7.75% Senior Secured Notes through two repurchases. As of December 31, 2021, the 7.75% Senior Secured Notes had an outstanding principal balance of $296.0 million.
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
The 7.75% Senior Secured Notes are secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of the Issuers and the subsidiary guarantors, including but not limited to, material real property now owned or hereafter acquired by the Issuers or subsidiary guarantors and their equipment, intellectual property, and equity interests, but excluding certain property which is collateral under the ABL Credit Facility, the Supply and Offtake Agreement, and the Washington Refinery Intermediation Agreement. The 7.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each of Par Petroleum, LLC’s existing wholly owned subsidiaries (other than Par Petroleum Finance Corp.), and are guaranteed on a senior unsecured basis only as to the payment of principal and interest by Par Pacific Holdings, Inc. In the future, the 7.75% Senior Secured Notes will be guaranteed on a senior secured basis by additional subsidiaries of Par Petroleum, LLC that guarantee material indebtedness of the Issuers or otherwise become obligated with respect to material indebtedness under a credit facility, subject to certain exceptions.
Term Loan B Facility due 2026
On January 11, 2019, Par Petroleum, LLC and Par Petroleum Finance Corp. (collectively, the “Issuers”) entered into a new term loan facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time (the “Term Loan B Facility”). Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”) on the closing date. The net proceeds from Term Loan B totaled $232.0 million after deducting the original issue discount, deferred financing costs, and commitment and other fees.
Loans under the Term Loan B bear interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. The average effective interest rate for 2021 on the Term Loan B was 7.0%.
In addition to the quarterly interest payments, the Term Loan B requires quarterly principal payments of $3.1 million. The Term Loan B matures on January 11, 2026.
The obligations of the borrowers under the Term Loan B Facility are guaranteed by Par Petroleum, LLC’s and Par Petroleum Finance Corp.’s existing and future direct or indirect domestic subsidiaries and, by Par Pacific Holdings, Inc., with respect to principal and interest only. The Term Loan B Facility is secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of Par Petroleum, LLC, Par Petroleum Finance Corp., and their subsidiary guarantors, but excluding certain property which is collateral under the ABL Credit Facility, the Supply and Offtake Agreement, and the Washington Refinery Intermediation Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
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
On June 14, 2021, we redeemed $36.8 million aggregate principal amount of 12.875% Senior Secured Notes at a redemption price of 112.875% of the aggregate principal amount of the notes redeemed, plus the accrued and unpaid interest as of the redemption date. On the redemption date, we paid a premium of approximately $4.7 million and incurred additional debt extinguishment costs of $1.9 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, $68.3 million in aggregate principal amount of the 12.875% Senior Secured Notes remained outstanding.
The obligations of the borrowers under the 12.875% Senior Secured Notes are guaranteed by the Issuers’ existing and future direct or indirect domestic subsidiaries (other than Par Petroleum Finance Corp.) and by Par Pacific Holdings, Inc., with respect to principal and interest only. The 12.875% Senior Secured Notes are secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of the Issuers and the subsidiary guarantors, but excluding certain assets which are collateral under the ABL Credit Facility, the Supply and Offtake Agreement, and the Washington Refinery Intermediation Agreement.
Mid Pac Term Loan
    Our Mid Pac Term Loan with American Savings Bank, F.S.B. was payable monthly, bore interest at an annual rate of 4.375%, was secured by a first-priority lien on the real property purchased with the funds, including leases and rents on the property and the property’s fixed assets and fixtures, and was guaranteed by Par Petroleum, LLC. The Mid Pac Term Loan was scheduled to mature on October 18, 2028. On March 12, 2021, we terminated and repaid all amounts outstanding under the Mid Pac Term Loan.
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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2021, we were in compliance with all of our debt instruments.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) and declared effective on February 14, 2022 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750.0 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans, or advances.
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
    We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreement. Our Washington Refinery Intermediation Agreement contains forward purchase obligations for certain volumes of crude oil and refined products that are required to be settled at market prices on a monthly basis. We have determined that these obligations under the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement contain embedded derivatives. As such, we have accounted for these embedded derivatives at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
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
Our open futures and OTC swaps expire in April 2022. At December 31, 2021, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	1,100	(1,650)	(550)
Swaps	2,100	(3,600)	(1,500)
Total	3,200	(5,250)	(2,050)
At December 31, 2021, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at each of our refineries as of December 31, 2021:

December 31, 2021
Average barrels per month	35,833
Weighted-average strike price - floor (in dollars)	$59.47
Weighted-average strike price - ceiling (in dollars)	$75.34
Commencement date	January 2022
Expiry date	December 2022
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we were obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We determined that the redemption option and the related make-whole premium represented an embedded derivative that was not clearly and closely related to the 5.00% Convertible Senior Notes. As such, prior to the maturity date of June 15, 2021, we accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our consolidated statements of operations. On June 15, 2021, the 5.00% Convertible Senior Notes were repaid in full and the related embedded derivative was settled.
    The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2021 and 2020 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2021	2020
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$1,260	$1,346
Commodity derivatives	Other accrued liabilities	(1,431)	—
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(15,151)	(20,797)
MLC terminal obligation derivative	Obligations under inventory financing agreements	(22,170)	(10,161)

Interest rate derivatives	Other accrued liabilities	—	(966)
Interest rate derivatives	Other liabilities	—	(2,027)
_________________________________________________________
(1)Does not include cash collateral of $6.1 million and $1.5 million recorded in Prepaid and other current assets and $9.5 million and $9.5 million in Other long-term assets as of December 31, 2021 and 2020, respectively.
    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2021	2020	2019
Commodity derivatives	Cost of revenues (excluding depreciation)	$(22,417)	$(51,902)	$(1,547)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	5,646	(20,970)	(3,912)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(73,256)	39,820	(19,326)
Interest rate derivatives	Interest expense and financing costs, net	104	(2,265)	(1,506)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
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
For the Years Ended December 31, 2021, 2020, and 2019
difference between the carrying value and the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary.
At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for the years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that NYMEX Henry Hub prices, which declined from an average spot price of $2.29 ($/MMBtu) at December 31, 2019 to $2.03 ($/MMBtu) in the first quarter of 2020, will recover in the near term. A discount rate of 10% was used to reflect the higher cost of capital under the economic conditions as of March 31, 2020. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity losses from Laramie Energy, LLC on our consolidated statement of operations for the year ended December 31, 2020.
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
Par West Refinery
Pursuant to GAAP accounting guidelines, the Par West refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. Given the lack of alternative uses of the Par West refinery assets, we impaired all assets that are not expected to be used as part of our ongoing refining operations in Hawaii down to their salvage value, which is immaterial. As a result of this evaluation, we recorded an impairment charge of $17.9 million on our statement of operations for the year ended December 31, 2020. For the year ended December 31, 2021, we recorded $0.2 million of Impairment expense on our consolidated statement of operations related to this idling.
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
During January and March 2020, one of our stockholders and its affiliates exercised 354,350 common stock warrants with a fair value of $3.9 million. As a result of this cashless transaction, 350,542 shares of common stock were issued. As of December 31, 2021 and 2020, we had no common stock warrants outstanding.
Derivative instruments
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and WTI indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $5.64 per barrel to a premium of $56.77 per barrel as of December 31, 2021. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2021 or 2020. Please read Note 14—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of December 31, 2021 and 2020 are presented gross in the tables below (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,283	$4,513	$—	$8,796	$(7,536)	$1,260

Liabilities
Commodity derivatives	$(3,964)	$(5,003)	$—	$(8,967)	$7,536	$(1,431)
J. Aron repurchase obligation derivative	—	—	(15,151)	(15,151)	—	(15,151)
MLC terminal obligation derivative	—	—	(22,170)	(22,170)	—	(22,170)
Gross environmental credit obligations (2)	—	(311,014)	—	(311,014)	—	(311,014)
Total (3)	$(3,964)	$(316,017)	$(37,321)	$(357,302)	$7,536	$(349,766)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019

	December 31, 2020
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$616	$1,573	$—	$2,189	$(843)	$1,346

Liabilities
Commodity derivatives	$(3)	$(840)	$—	$(843)	$843	$—
J.Aron repurchase obligation derivative	—	—	(20,797)	(20,797)	—	(20,797)
MLC terminal obligation derivative	—	—	(10,161)	(10,161)	—	(10,161)
Interest rate derivatives	—	(2,993)	—	(2,993)	—	(2,993)
Gross environmental credit obligations (2)	—	(150,482)	—	(150,482)	—	(150,482)
Total	$(3)	$(154,315)	$(30,958)	$(185,276)	$843	$(184,433)
_________________________________________________________
(1)Does not include cash collateral of $15.6 million and $11.0 million as of December 31, 2021 and 2020, respectively, included within Prepaid and other current assets and Other long-term assets on our consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $120.1 million and $26.7 million presented as Inventories on our consolidated balance sheet and stated at the lower of cost and net realizable value as of December 31, 2021 and 2020, respectively.
(3)The interest rate derivative was settled in February 2021, therefore, there is no asset or liability related to the interest rate derivative at December 31, 2021. Please read Note 14—Derivatives for further information.
    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$(30,958)	$(22,750)	$(922)
Settlements	61,247	(31,328)	13,263
Acquired	—	—	(8,654)
Total gains (losses) included in earnings	(67,610)	23,120	(26,437)
Balance, end of period	$(37,321)	$(30,958)	$(22,750)
    The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021
	Carrying Value	Fair Value
ABL Credit Facility due 2022	$—	$—
7.75% Senior Secured Notes due 2025 (1)	290,621	299,700
Term Loan B Facility due 2026 (1)	208,903	214,827
12.875% Senior Secured Notes due 2026 (1)	65,034	75,758

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019

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
    The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of the measurement date. The outstanding aggregate principal amount of the 5.00% Convertible Senior Notes were paid in full at maturity on June 15, 2021. The fair value of the 5.00% Convertible Senior Notes was considered a Level 2 measurement in the fair value hierarchy.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our ROU assets and liabilities as of December 31, 2021 and 2020 and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Finance	Property, plant, and equipment	$20,556	$14,998
Finance	Accumulated amortization	(8,397)	(6,486)
Finance	Property, plant, and equipment, net	$12,159	$8,512
Operating	Operating lease right-of-use assets	383,824	357,166
Total right-of-use assets		$395,983	$365,678

Liabilities
Current
Finance	Other accrued liabilities	$1,540	$1,491
Operating	Operating lease liabilities	53,640	56,965
Long-term
Finance	Finance lease liabilities	7,691	7,925
Operating	Operating lease liabilities	335,094	304,355
Total lease liabilities		$397,965	$370,736

Weighted-average remaining lease term (in years)
Finance		6.29	6.97
Operating		11.28	10.52
Weighted-average discount rate
Finance		7.46%	7.93%
Operating		6.70%	7.59%
    The following table summarizes the lease costs recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease cost type	2021	2020	2019
Finance lease cost
Amortization of finance lease ROU assets	$1,913	$2,007	$1,896
Interest on lease liabilities	655	654	521
Operating lease cost	91,882	106,256	100,384
Variable lease cost	6,716	9,802	11,663
Short-term lease cost	1,013	1,926	1,874
Net lease cost	$102,179	$120,645	$116,338

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
Lease type	2021	2020	2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,914	$1,932	$2,167
Operating cash flows from finance leases	658	656	507
Operating cash flows from operating leases	89,677	103,270	99,713
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,936	3,476	963
ROU assets obtained in exchange for new operating lease liabilities	97,011	22,529	79,382
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	6,847	7,738	193
    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2021 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2022	$2,139	$77,382	$79,521
2023	2,161	60,257	62,418
2024	1,857	52,398	54,255
2025	1,702	51,291	52,993
2026	1,235	46,696	47,931
Thereafter	2,657	236,780	239,437
Total lease payments	11,751	524,804	536,555
Less amount representing interest	(2,520)	(136,070)	(138,590)
Present value of lease liabilities	$9,231	$388,734	$397,965
    Additionally, we have $15.6 million and $0.4 million in future undiscounted cash flows for operating leases and finance leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Sale-Leaseback Transaction
On February 11, 2021, PHL and Par Hawaii Property Company, LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, entered into a Purchase Agreement and Escrow Instructions with MDC Coast HI 1, LLC, a subsidiary of Realty Income Corporation (the “Buyer”), and Fidelity National Title Insurance Company, pursuant to which the Sellers and Buyer agreed to consummate a sale-leaseback transaction (the “Sale-Leaseback Transactions”). Under the terms of the Purchase Agreement, the Sellers agreed to sell to the Buyer a total of twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for an aggregate cash purchase price of $112.8 million, net of transaction fees.
On February 23, 2021, the Sellers and Buyer closed the Sale-Leaseback Transactions with respect to twenty-one (21) Sale-Leaseback Properties for an aggregate cash purchase price of approximately $107.0 million, net of transaction fees. On March 12, 2021, the Sellers and Buyer closed the sale of one additional property for an aggregate cash purchase price of approximately $5.8 million, net of transaction fees. We recognized a gain of $63.9 million as a result of these transactions, which is included in Loss (gain) on sale of assets, net on our consolidated statements of operations for the year ended December 31, 2021.
Upon the closings of the sales of the Sale-Leaseback Properties, PHL entered into a Master Land and Building Lease Agreement (the “Lease Agreement”) with the Buyer, pursuant to which, among other things, PHL leased the Sale-Leaseback Properties from the Buyer, on a commercial triple-net basis, for 15 years unless earlier terminated. The initial lease term may be extended for up to four five-year renewal terms in accordance with the terms of the Lease Agreement. Under the terms of the

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Lease Agreement, PHL is responsible for monthly rent and all expenses related to the leased facilities, including, but not limited to, insurance premiums, taxes, and other expenses, such as utilities. As a result of the Sale-Leaseback Transactions, we recorded operating ROU assets and lease liabilities of $81.3 million. Certain of the Sale-Leaseback Properties were treated as failed sale-leaseback transactions based on the terms of the lease. As such, we retained the book value of the assets and recognized a finance liability of $12.4 million included in Other accrued liabilities and Other liabilities on our consolidated balance sheet.
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. On January 4, 2022, U.S. Oil & Refining Co. received a letter of determination from the Washington Department of Revenue related to a tax audit of certain sales of raw vacuum gas oil (“RVGO”) between January 13, 2014 and September 30, 2016. The audit determined that U.S. Oil & Refining Co. did not pay certain taxes on certain sales of RVGO. We dispute the results of the audit and intend to appeal. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in Hawaii free trade zones from certain state taxes. We understand that we and other similarly situated state taxpayers who had previously claimed such exemptions may anticipate an audit of their state tax returns filed for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii free trade zones, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2021, we have accrued $15.6 million for the well-understood components of these efforts based on current

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
In addition to the Hawaii GHG legislation, the State of Washington and its political subdivisions have passed several climate-focused laws in 2021 that are relevant to our Tacoma, Washington location. These include a low-carbon fuel standard designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038 and a “cap and trade”-style program for GHG emissions covering industrial facilities starting in 2023. As both legislative programs are presently undergoing rulemaking processes at the Washington Department of Ecology, the contours of both sets of requirements are not yet clear. In addition to action by the State, on November 16, 2021, the Tacoma City Council adopted its Tideflats and Industrial Land Use Regulations, which prohibits new petroleum storage and allows for only limited additions of clean fuel infrastructure.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. On December 21, 2021, EPA published proposed RFS that include retroactive cuts to earlier 2020 quotas, set 2021 targets at levels of renewable fuels that were actually used, and would establish significantly higher volume requirements for 2022. Whether that rule will be finalized as proposed and how the final rule will fare in the courts may significantly alter our obligations to blend renewable fuels or purchase RINs. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
    In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. Owing to the receipt of these small refinery exemptions, our net income for the year ended December 31, 2019 includes $5.3 million of net RINs benefit. All of our refineries were compliant with the final Tier 3 gasoline standard.
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
For the Years Ended December 31, 2021, 2020, and 2019
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
As of December 31, 2021, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Major Customers
    We sell a variety of refined products to a diverse customer base. For each of the years ended December 31, 2021 and 2020, we had one customer in our refining segment that accounted for 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2021, 2020, and 2019.
Note 18—Stockholders’ Equity
Common Stock
    Our certificate of incorporation contains restrictions on the transfer of certain of our securities in order to preserve the net operating loss carryovers, capital loss carryovers, general business credit carryovers, and foreign tax credit carryovers, as

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
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
Registration Rights Agreement
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
Issuance of Common Stock
On March 16, 2021, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “Equity Offering”) of 5.75 million shares of common stock, par value $0.01 per share, at a public offering price of $16.00 per share. We completed the issuance of these shares on March 19, 2021. The net proceeds from the Equity Offering were approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Equity Offering to repay the remaining $48.7 million in aggregate 5.00% Convertible Senior Notes due at maturity in June 2021 and $36.8 million in aggregate principal amount of 12.875% Senior Secured Notes, and the remainder for general corporate purposes, including capital expenditures and funding working capital.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal and state laws. The share repurchase program does not have a specified end date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2021, we repurchased 59 thousand shares for a total of $0.8 million.
Incentive Plans
    Our incentive compensation plans are described below.
    Long Term Incentive Plan
    Under the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”), as amended and restated, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, and performance restricted stock units to directors and other employees or those of our subsidiaries. The maximum number of shares that may be granted under the LTIP is 9.0 million shares of common stock. At December 31, 2021, 3.9 million shares were available for future grants and awards under the LTIP.
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
    Stock Purchase Plan
    The Stock Purchase Plan (as amended, the “SPP”) is limited to the Company’s qualifying executive officers and directors who qualify as accredited investors under Rule 501(a) of the Securities Act of 1933, as amended. The SPP provides that each participant may, subject to compliance with securities laws and other regulations and only during “window periods” as described in our insider trading policy as in effect from time to time, until the later to occur of (a) December 31, 2015 or (b) the eighteen month anniversary of the date that the participant commenced his or her employment or service with us, purchase, in a single transaction, up to $1 million of shares of our common stock (“the SPP Shares”) at a per share purchase price equal to the closing price of the common stock on the date of purchase. The sale or transfer of the SPP Shares by such participant would be limited for the earlier of (i) two years from the date of purchase or (ii) the termination of the participant’s service with us or any affiliates for any reason. Additionally, the SPP provides that each purchasing participant will be granted a number of shares of restricted common stock under the Incentive Plan equal to 20% of the SPP Shares purchased with 50% of the restricted common stock vesting on each of the two annual anniversaries of the date of grant. Each purchasing participant will also be granted nonstatutory stock options with a 5-year term to purchase a number of shares of common stock under the Incentive Plan (with an exercise price equal to the Fair Market Value as defined in the Incentive Plan on the date of grant) equal to certain specified percentages of the SPP Shares purchased based on a Black-Scholes model with 50% of the options vesting on each of the two annual anniversaries of the date of grant. Such percentages are as follows: 50% for a non-employee chairman of the Board, 35% for non-employee members of the Board, and 50% - 70% for executive officers.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2021	2020	2019
Restricted Stock Awards	$4,657	$3,939	$3,490
Restricted Stock Units	$1,356	$1,510	$1,269
Stock Option Awards	$1,939	$1,660	$1,454
Employee Stock Purchase Plan
    Under the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 500 thousand shares of common stock. At December 31, 2021, 201 thousand shares remained available under the ESPP.
During each of the years ended December 31, 2021, 2020, and 2019, we recognized $0.2 million of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. During the years ended December 31, 2021, 2020, and 2019, employees purchased 85 thousand, 145 thousand, and 68 thousand shares under the ESPP, respectively.
Management Stock Purchase Plan
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2021, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
Restricted Stock Awards and Restricted Stock Units
The following tables summarize our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	629	$16.89
Granted	485	16.38
Vested	(292)	14.97
Forfeited	(62)	17.50
Unvested balance at December 31, 2021	760	$17.19

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per share of restricted stock awards and restricted stock units granted (in dollars)	$16.38	$16.97	$17.43
Fair value of restricted stock awards and restricted stock units vested	$4,370	$3,787	$3,693
    As of December 31, 2021 and 2020, there were approximately $9.0 million and $7.1 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.74 years and 1.68 years, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Performance Restricted Stock Units
The following tables summarize our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	139	$18.02
Granted	64	16.52
Vested	(45)	17.34
Forfeited	—	—
Unvested balance at December 31, 2021	158	$17.61

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per share of performance restricted stock units granted (in dollars)	$16.52	$19.73	$17.00
Fair value of performance restricted stock units granted	$1,053	$919	$811
    Performance restricted stock units are subject to certain annual performance targets based on three-year performance periods as defined by our Board. As of December 31, 2021 and 2020, there were approximately $1.1 million and $1.0 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.76 years and 1.75 years, respectively.
Stock Option Grants
    The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2021, 2020, and 2019 are presented below.

	2021	2020	2019
Expected life from date of grant (in years)	5.3	5.3	5.3
Expected volatility	53.2%	33.2%	34.3%
Risk-free interest rate	0.64%	1.31%	2.46%
    The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2020	2,128	$19.26	4.1	$—
Issued	382	16.52
Exercised	(4)	14.60
Forfeited / canceled / expired	(311)	21.29
Outstanding balance at December 31, 2021	2,195	$18.50	4.2	$446
Exercisable, end of year	1,400	$19.07	3.0	$446

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2021, 2020, and 2019 was $7.72, $6.30, and $5.98, respectively.
    As of December 31, 2021 and 2020, there were approximately $3.8 million and $2.8 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.76 years and 1.68 years, respectively.
Note 19—Benefit Plans
Defined Contribution Plans
    We maintain defined contribution plans for our employees. All eligible employees, including our U.S. Oil & Refining Co. employees beginning January 1, 2020, may participate in our Par plan after thirty days of service. For all employees participating in the Par plan, excluding participating U.S. Oil union employees, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. Beginning in January 2021 and as part of cost reductions in response to the impact of the COVID-19 pandemic on our businesses, we temporarily suspended matching employee contributions for salaried employees with 2020 annual earnings in excess of the IRS highly compensated limit of $130,000. In January 2022, we resumed matching of all previously-suspended employee contributions. For the years ended December 31, 2021, 2020, and 2019, we made contributions to the plans totaling approximately $3.1 million, $5.6 million, and $5.6 million, respectively.
Defined Benefit Plans
    We maintain defined benefit pension plans (the “Benefit Plans”) covering eligible Wyoming Refining employees and the employees of U.S. Oil covered by a collective bargaining agreement. Benefits under our Wyoming Refining plan are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Benefits under our U.S. Oil plan are based on the employee’s hourly rate of compensation at the beginning of each year of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. In December 2016, the Wyoming Refining plan was amended to freeze all future benefit accruals for salaried employees.
In March 2021, the Wyoming Refining plan was amended (the “Plan Amendment”) to freeze all future benefit accruals for hourly plan participants. The Plan Amendment reduced the projected benefit obligation by $6.0 million. We recorded a $2.0 million Gain on curtailment of pension obligation in our consolidated statements of operations for the year ended December 31, 2021, and an unrealized actuarial gain of $4.0 million as Other post-retirement benefits income (loss), net of tax, in our consolidated statements of other comprehensive income for the year ended December 31, 2021. Similar to the evaluation done for the estimate as of December 31, 2020, the projected benefit obligation estimate was determined based on the present value of projected future benefit payments. In determining the discount rate, we used pricing and yield information for high-quality corporate bonds that result in payments similar to the estimated distributions of benefits from our plans. The weighted average discount rate used to determine benefit obligations increased from 2.65% to 3.25%, or 23%, from December 31, 2020 to March 31, 2021. The estimated rate of compensation increase remained 3% at the time of curtailment.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$60,479	$52,142
Service cost	1,140	1,347
Interest cost	1,538	1,642
Plan amendment	(446)	—
Actuarial loss (gain) (1)	(2,508)	7,038
Benefits paid	(1,760)	(1,690)
Curtailment	(2,032)	—
Projected benefit obligation as of the end of the period	$56,411	$60,479

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$46,161	$42,866
Actual return (loss) on plan assets	5,420	4,860
Employer contributions	—	125
Benefits paid	(1,760)	(1,690)
Fair value of plan assets as of the end of the period	$49,821	$46,161
____________________________________________________
(1)For the year ended December 31, 2021, the change in the actuarial gain was due to an increase in the discount rate and strong asset performance. For the year ended December 31, 2020, the change in the actuarial loss was due to a decrease in the discount rate, new entrants to the plan, and salary changes, partially offset by demographic assumption changes.
The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets. The reconciliation of the underfunded status of our Benefit Plans of December 31, 2021 and 2020 was as follows:

	2021	2020
Projected benefit obligation	$56,411	$60,479
Fair value of plan assets	49,821	46,161
Underfunded status	$6,590	$14,318

Gross amounts recognized in accumulated other comprehensive income (loss): (1)
Net actuarial gain	$(704)	$(6,946)
Total accumulated other comprehensive income	$(704)	$(6,946)

Net actuarial gain (loss)	$(704)	$(6,946)
____________________________________________________
(1)For the year ended December 31, 2021, we recognized an immaterial amount of service costs in accumulated other comprehensive income.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2021, 2020, and 2019 and net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	2.85%	2.65%	3.30%
Rate of compensation increase	—%	3.00%	3.00%
U.S. Oil plan
Discount rate (1)	2.70%	2.35%	3.10%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	3.25%	3.30%	4.20%
Expected long-term rate of return (2)	5.75%	6.25%	6.50%
Rate of compensation increase	3.00%	3.00%	3.00%
U.S. Oil plan
Discount rate (1)	2.35%	3.10%	4.10%
Expected long-term rate of return (2)	6.00%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
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
    The net periodic benefit cost (credit) for the years ended December 31, 2021, 2020, and 2019 includes the following components:

	2021	2020	2019
Components of net periodic benefit cost (credit):
Service cost	$1,140	$1,347	$910
Interest cost	1,538	1,642	1,794
Expected return on plan assets	(2,375)	(2,323)	(1,972)
Amortization of net loss	245	176	95
Amortization of prior service cost	—	1	3
Effect of curtailment	(2,032)	—	—
Net periodic benefit cost (credit)	$(1,484)	$843	$830
    The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) on our consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019. The other components of net periodic benefit cost are included in Other income (expense), net on our consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2021 is as follows:

	Target	Actual
Asset category:
Equity securities	54%	56%
Debt securities	35%	31%
Real estate	11%	13%
Total	100%	100%
    The weighted-average asset allocation for our U.S. Oil plan at December 31, 2021 is as follows:

	Target	Actual
Asset category:
Equity securities	56%	58%
Debt securities	43%	42%
Cash and Cash Equivalents	1%	—%
Total	100%	100%
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
    We do not intend to make any contributions to the Wyoming Refining plan or U.S. Oil plan during 2022. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2022	$2,193
2023	2,297
2024	2,313
2025	2,464
2026	2,661
Thereafter	13,424
$25,352
Note 20—Income (Loss) Per Share
    Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 61 thousand shares during the year ended December 31, 2020 and 354 thousand shares during the year ended December 31, 2019. The common stock warrants are included in the calculation of basic income (loss) per share for the years ended December 31, 2020 and 2019 because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(81,297)	$(409,086)	$40,809
Less: Undistributed income allocated to participating securities (1)	—	—	438
Net income (loss) attributable to common stockholders	(81,297)	(409,086)	40,371
Plus: Net income effect of convertible securities	—	—	—
Numerator for diluted income (loss) per common share	$(81,297)	$(409,086)	$40,371

Basic weighted-average common stock shares outstanding	58,268	53,295	50,352
Plus: dilutive effects of common stock equivalents (2)	—	—	118
Diluted weighted-average common stock shares outstanding	58,268	53,295	50,470

Basic income (loss) per common share	$(1.40)	$(7.68)	$0.80
Diluted income (loss) per common share	$(1.40)	$(7.68)	$0.80

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	925	475	182
Shares of stock options	2,386	2,229	1,577
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes	1,230	2,704	5,122
________________________________________________________
(1)Participating securities include restricted stock that has been issued but had not yet vested. These participating securities were fully vested as of December 31, 2019.
(2)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the years ended December 31, 2021 and 2020.
Note 21—Income Taxes
    As of December 31, 2021, we had approximately $1.6 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For the year ended December 31, 2021, we recorded an income tax expense of $1.0 million primarily driven by foreign withholding taxes. For the year ended December 31, 2020, we recorded an income tax benefit of $20.7 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments. For the year ended December 31, 2019, we recorded an income tax benefit of $69.7 million primarily driven by a $64.2 million benefit associated with the partial release of our valuation allowance in connection with the recognition of deferred tax liabilities acquired as part of the Washington Acquisition. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2021 and 2020.
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
For the Years Ended December 31, 2021, 2020, and 2019
designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our NOL carryforwards.
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of December 31, 2021.
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
    Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S.—Federal	$—	$—	$(3,203)
U.S.—State	26	51	400
Foreign	1,255	125	—
Deferred:
U.S.—Federal	(223)	(20,509)	(58,461)
U.S.—State	(37)	(387)	(8,425)
Total	$1,021	$(20,720)	$(69,689)
    Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—%	0.1%	(1.1)%
Foreign taxes	(1.6)%	—%	—%
Change in valuation allowance related to current activity	(20.1)%	(14.0)%	227.1%
Permanent items	(0.6)%	(2.3)%	(4.3)%
Provision to return adjustments and other	—%	—%	(1.4)%
Actual income tax rate	(1.3)%	4.8%	241.3%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
    Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$424,112	$427,245
Intangible assets	1,912	2,958
Environmental credit obligations	40,097	25,994
Other	16,137	22,551
Total deferred tax assets	482,258	478,748
Valuation allowance	(421,387)	(411,422)
Net deferred tax assets	60,871	67,326
Deferred tax liabilities:
Inventory	9,820	10,328
Property and equipment	56,436	58,122
Investment in Laramie Energy	—	4,522
Total deferred tax liabilities	66,256	72,972
Total deferred tax liability, net	$(5,385)	$(5,646)
    We have NOL carryforwards as of December 31, 2021 of $1.6 billion for federal income tax purposes. If not utilized, the NOL carryforwards will expire during 2028 through 2036.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019
Note 22—Segment Information
    We report the results for the following four reportable segments: (i) Refining, (ii) Logistics, (iii) Retail, and (iv) Corporate and Other. Commencing January 11, 2019, the results of operations of the Washington Acquisition are included in our refining and logistics segments.
    Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$4,471,111	$184,734	$456,416	$(402,172)	$4,710,089
Cost of revenues (excluding depreciation)	4,306,371	96,828	337,476	(402,201)	4,338,474
Operating expense (excluding depreciation)	213,102	14,722	71,845	—	299,669
Depreciation, depletion, and amortization	58,258	22,044	10,880	3,059	94,241
Impairment expense	1,838	—	—	—	1,838
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)	15	(64,697)
General and administrative expense (excluding depreciation)	—	—	—	48,096	48,096
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(88,799)	$51,159	$81,249	$(51,228)	$(7,619)
Interest expense and financing costs, net					(66,493)
Debt extinguishment and commitment costs					(8,144)
Gain on curtailment of pension obligation					2,032
Other expense, net					(52)
Loss before income taxes					(80,276)
Income tax expense					(1,021)
Net loss					$(81,297)

Total assets	$1,928,987	$398,182	$228,245	$14,837	$2,570,251
Goodwill	39,821	55,232	32,209	—	127,262
Capital expenditures	15,689	6,801	5,917	1,126	29,533
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $402.2 million for the year ended December 31, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019

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
For the Years Ended December 31, 2021, 2020, and 2019

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
Note 23—Related Party Transactions
Convertible Notes Offering
    In June 2016, we issued $115 million in aggregate principal amount of our 5.00% Convertible Senior Notes in a private placement under Rule 144A in the Notes Offering. Affiliates of Whitebox and Highbridge purchased an aggregate of $47.5 million and $40.4 million, respectively, principal amount of the 5.00% Convertible Senior Notes in the Notes Offering. In June 2021, the remaining aggregate principal amount of the 5.00% Convertible Senior Notes were paid in full at maturity. Please read Note 13—Debt for further discussion.
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
For the Years Ended December 31, 2021, 2020, and 2019
under the Services Agreement, we agreed to indemnify EGI for certain losses relating to or arising out of the Services Agreement or the services provided thereunder.
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the years ended December 31, 2021, 2020, or 2019.
Note 24—Subsequent Events
On February 2, 2022, Par Petroleum, LLC, PHL, Hermes Consolidated, LLC, and Wyoming Pipeline Company, LLC (collectively, the “ABL Borrowers”), entered into the Amended and Restated Loan and Security Agreement (as amended from time to time, the “ABL Loan Agreement”) dated as of February 2, 2022, with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Loan Agreement increases the maximum principal amount of the ABL Revolver at any time outstanding to $105 million, subject to a borrowing base, including a sublimit of $15 million for swingline loans and a sublimit of $65 million for the issuance of standby or commercial letters of credit, and extends the maturity date of the ABL Revolver to February 2, 2025. The ABL Loan Agreement also includes an accordion feature that would allow the ABL Borrowers to increase the size of the facility by up to $50 million in the aggregate, subject to certain limitations and conditions.
Under the ABL Loan Agreement, the outstanding principal amount of each revolving loan bears interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan is a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan is a Term SOFR Loan, at Term SOFR (as defined in the ABL Loan Agreement) for the applicable interest period plus the applicable margin in effect from time to time. The base rate for any day is a per annum rate equal to the greater of (a) a rate as calculated per the agreement (the “Prime Rate”) for such day; (b) a rate as calculated by the Federal Reserve Bank of New York based on such day’s federal funds transactions by depository institutions (“Federal Funds Rate”) for such day, plus 0.50%; or (c) Term SOFR for a one month interest period as of such day plus 1.0%, subject to the interest rate floor set forth therein; provided, that in no event shall the base rate be less than zero. We also pay a de minimis fee for any undrawn amounts available under the ABL Revolver.
    Under the ABL Loan Agreement, the applicable margins for the ABL Credit Facility and advances under the ABL Revolver are as specified below:

Level	Arithmetic Mean of Daily Availability (as a percentage of the borrowing base)	Term SOFR Loans	Base Rate Loans
1	>50%	1.25%	0.25%
2	>30% but ≤50%	1.50%	0.50%
3	≤30%	1.75%	0.75%
The ABL Loan Agreement requires the ABL Borrowers to comply with certain customary affirmative, as well as certain negative covenants that, among other things, will restrict, subject to certain exceptions, the ability of the ABL Borrowers and their guarantors to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations and pay dividends and other restricted payments. Upon the occurrence of a triggering event whereby availability is less than the greater of (i) $7.5 million and (ii) 12.5% of the borrowing base, the ABL Borrowers are required to comply for at least 30 days with a minimum fixed charge coverage ratio of 1.00 to 1.00 measured monthly, with respect to (a) Par Petroleum, LLC and its consolidated subsidiaries, and (b) Par Petroleum, LLC and its consolidated subsidiaries, other than PHR, U.S. Oil, and any other Future Intermediation Subsidiary (as defined in the ABL Loan Agreement).

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$4,086	$480
Restricted cash	330	330
Total cash, cash equivalents, and restricted cash	4,416	810
Prepaid and other current assets	15,664	16,983
Due from subsidiaries	94,676	107,995
Total current assets	114,756	125,788
Property, plant, and equipment
Property, plant, and equipment	19,535	21,477
Less accumulated depreciation, depletion, and amortization	(13,869)	(14,368)
Property, plant, and equipment, net	5,666	7,109
Long-term assets
Operating lease right-of-use (“ROU”) assets	3,280	3,714
Investment in subsidiaries	207,483	209,010
Other long-term assets	724	723
Total assets	$331,909	$346,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$47,301
Accounts payable	1,386	2,401
Accrued taxes	48	49
Operating lease liabilities	608	750
Other accrued liabilities	9,805	10,907
Due to subsidiaries	50,195	33,757
Total current liabilities	62,042	95,165
Long-term liabilities
Long-term debt, net of current maturities	—	—
Finance lease liabilities	17	77
Operating lease liabilities	4,150	4,783
Other liabilities	—	45
Total liabilities	66,209	100,070
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2021 and December 31, 2020, 60,161,955 shares and 54,002,538 shares issued at December 31, 2021 and December 31, 2020, respectively	602	540
Additional paid-in capital	821,713	726,504
Accumulated deficit	(559,117)	(477,028)
Accumulated other comprehensive income (loss)	2,502	(3,742)
Total stockholders’ equity	265,700	246,274
Total liabilities and stockholders’ equity	$331,909	$346,344

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating expenses
Depreciation and amortization	$2,452	$2,900	$2,969
Loss (gain) on sale of assets, net	15	—	—
General and administrative expense (excluding depreciation)	12,435	11,097	20,017
Acquisition and integration costs	87	—	28
Total operating expenses	14,989	13,997	23,014

Operating loss	(14,989)	(13,997)	(23,014)

Other income (expense)
Interest expense and financing costs, net	(2,600)	(4,982)	(9,952)
Debt extinguishment and commitment costs	—	—	(6,091)
Other income (expense), net	(33)	(3)	2,303
Change in value of common stock warrants	—	4,270	(3,199)
Equity in earnings (losses) from subsidiaries	(63,649)	(394,197)	81,097
Total other income (expense), net	(66,282)	(394,912)	64,158

Income (loss) before income taxes	(81,271)	(408,909)	41,144
Income tax expense	(26)	(177)	(335)
Net income (loss)	$(81,297)	$(409,086)	$40,809

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(81,297)	$(409,086)	$40,809
Other comprehensive income (loss): (1)
Other post-retirement benefits income (loss), net of tax	6,244	(4,324)	(2,091)
Total other comprehensive income (loss), net of tax	6,244	(4,324)	(2,091)
Comprehensive income (loss)	$(75,053)	$(413,410)	$38,718
____________________________________________________
(1)Other comprehensive income (loss) relates to benefit plans at our subsidiaries.
This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(81,297)	$(409,086)	$40,809
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,452	2,900	2,969
Debt extinguishment and commitment costs	—	—	6,091
Non-cash interest expense	1,364	2,518	4,600
Change in value of common stock warrants	—	(4,270)	3,199
Loss (gain) on sale of assets, net	15	—	—
Stock-based compensation	8,165	7,342	6,437
Equity in losses (income) of subsidiaries	63,649	394,197	(81,097)
Net changes in operating assets and liabilities:
Trade accounts receivable	—	—	—
Prepaid and other assets	1,318	(4,253)	1,592
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(1,380)	(187)	(8,441)
Net cash used in operating activities	(5,714)	(10,839)	(23,841)
Cash flows from investing activities:
Investments in subsidiaries	(146,056)	—	—
Distributions from subsidiaries	90,183	4,113	16,673
Capital expenditures	(1,126)	(1,296)	(1,829)
Due to (from) subsidiaries	29,752	5,768	(6,519)
Proceeds from sale of assets	—	14	31
Net cash provided by (used in) investing activities	(27,247)	8,599	8,356
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	87,193	—	—
Proceeds from borrowings	12,364	14,437	63,406
Repayments of borrowings	(62,111)	(18,603)	(76,323)
Payment of deferred loan costs	—	—	(252)
Exercise of stock options	—	—	8,171
Payment for debt extinguishment and commitment costs	—	—	(1,899)
Other financing activities, net	(879)	164	(10)
Net cash provided by (used in) financing activities	36,567	(4,002)	(6,907)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,606	(6,242)	(22,392)
Cash, cash equivalents, and restricted cash at beginning of period	810	7,052	29,444
Cash, cash equivalents, and restricted cash at end of period	$4,416	$810	$7,052
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(1,230)	$(2,475)	$(5,357)
Taxes	27	(28)	(220)
Non-cash investing and financing activities:
Accrued capital expenditures	$131	$233	$497
ROU assets obtained in exchange for new finance lease liabilities	—	173	198
ROU assets obtained in exchange for new operating lease liabilities	165	—	134
Common stock issued for business combination	—	—	36,980
Non-cash contribution to subsidiary for business combination	—	—	(36,980)
Common stock issued to repurchase convertible notes	—	—	74,290
This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on February 25, 2022.

Signature	Title

/s/ WILLIAM PATE	President and Chief Executive Officer (Principal Executive Officer)
William Pate

/s/ WILLIAM MONTELEONE	Chief Financial Officer (Principal Financial Officer)
William Monteleone

/s/ IVAN GUERRA	Chief Accounting Officer (Principal Accounting Officer)
Ivan Guerra

/s/ MELVYN N. KLEIN	Chairman Emeritus
Melvyn N. Klein

/s/ ROBERT S. SILBERMAN	Chairman of the Board of Directors
Robert S. Silberman

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ L. MELVIN COOPER	Director
L. Melvin Cooper

/s/ CURTIS ANASTASIO	Director
Curtis Anastasio

/s/ WALTER A. DODS, JR.	Director
Walter A. Dods, Jr.

/s/ KATHERINE HATCHER	Director
Katherine Hatcher

/s/ ANTHONY CHASE	Director
Anthony Chase

/s/ PHILIP DAVIDSON	Director
Philip Davidson