Form 10-Q
period 2022-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2022-05-06
CIK 821483

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
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-36550
________________________________________________________________________________________________________________________
PAR PACIFIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)`
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

60,120,255 shares of Common Stock, $0.01 par value, were outstanding as of April 29, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$140,874	$112,221
Restricted cash	4,000	4,000
Total cash, cash equivalents, and restricted cash	144,874	116,221
Trade accounts receivable, net of allowances of $0.3 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively	235,286	195,108
Inventories	1,027,133	790,317
Prepaid and other current assets	56,466	28,525
Total current assets	1,463,759	1,130,171
Property, plant, and equipment
Property, plant, and equipment	1,192,040	1,180,397
Less accumulated depreciation, depletion, and amortization	(338,975)	(323,892)
Property, plant, and equipment, net	853,065	856,505
Long-term assets
Operating lease right-of-use assets	377,745	383,824
Intangible assets, net	15,570	16,234
Goodwill	127,262	127,262
Other long-term assets	83,036	56,255
Total assets	$2,920,437	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,846	$10,841
Obligations under inventory financing agreements	981,412	737,704
Accounts payable	318,024	154,543
Accrued taxes	29,257	28,641
Operating lease liabilities	55,440	53,640
Other accrued liabilities	433,643	370,424
Total current liabilities	1,828,622	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	576,482	553,717
Finance lease liabilities	7,653	7,691
Operating lease liabilities	330,031	335,094
Other liabilities	51,732	52,256
Total liabilities	2,794,520	2,304,551
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, 60,111,642 shares and 60,161,955 shares issued at March 31, 2022 and December 31, 2021, respectively	601	602
Additional paid-in capital	823,937	821,713
Accumulated deficit	(701,123)	(559,117)
Accumulated other comprehensive income	2,502	2,502
Total stockholders’ equity	125,917	265,700
Total liabilities and stockholders’ equity	$2,920,437	$2,570,251

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$1,350,293	$888,680

Operating expenses
Cost of revenues (excluding depreciation)	1,350,249	888,863
Operating expense (excluding depreciation)	81,404	74,188
Depreciation, depletion, and amortization	23,780	22,880
Loss (gain) on sale of assets, net	—	(64,912)
General and administrative expense (excluding depreciation)	15,893	11,885
Acquisition and integration costs	63	438
Total operating expenses	1,471,389	933,342

Operating loss	(121,096)	(44,662)

Other income (expense)
Interest expense and financing costs, net	(16,394)	(18,151)
Debt extinguishment and commitment costs	—	(1,507)
Gain on curtailment of pension obligation	—	2,032
Other income, net	2	61
Total other income (expense), net	(16,392)	(17,565)

Loss before income taxes	(137,488)	(62,227)
Income tax benefit	437	—
Net loss	$(137,051)	$(62,227)

Loss per share
Basic	$(2.31)	$(1.15)
Diluted	$(2.31)	$(1.15)
Weighted-average number of shares outstanding
Basic	59,413	54,280
Diluted	59,413	54,280

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(137,051)	$(62,227)
Other comprehensive income (loss):
Other post-retirement benefits income, net of tax	—	3,996
Total other comprehensive income, net of tax	—	3,996
Comprehensive loss	$(137,051)	$(58,231)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(137,051)	$(62,227)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion, and amortization	23,780	22,880
Debt extinguishment and commitment costs	—	1,507
Non-cash interest expense	1,017	1,843
Non-cash lower of cost and net realizable value adjustment	(463)	(10,595)
Gain on sale of assets, net	—	(64,912)
Stock-based compensation	3,658	1,886
Unrealized (gain) loss on derivative contracts	15,452	(6,922)
Net changes in operating assets and liabilities:
Trade accounts receivable	(40,262)	(45,029)
Prepaid and other assets	(25,233)	2,867
Inventories	(236,664)	(139,143)
Deferred turnaround expenditures	(28,929)	(5,602)
Obligations under inventory financing agreements	201,996	124,393
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	215,014	148,317
Net cash used in operating activities	(7,685)	(30,737)
Cash flows from investing activities:
Capital expenditures	(16,333)	(8,178)
Proceeds from sale of assets	60	102,856
Net cash provided by (used in) investing activities	(16,273)	94,678
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	87,401
Proceeds from borrowings	88,163	39,409
Repayments of borrowings	(70,059)	(86,719)
Net borrowings on deferred payment arrangements, discretionary draw facilities, and receivable advances	41,712	44,542
Purchase of common stock for retirement	(6,388)	(1,321)
Payments for debt extinguishment and commitment costs	—	(887)
Other financing activities, net	(817)	58
Net cash provided by financing activities	52,611	82,483
Net increase in cash, cash equivalents, and restricted cash	28,653	146,424
Cash, cash equivalents, and restricted cash at beginning of period	116,221	70,309
Cash, cash equivalents, and restricted cash at end of period	$144,874	$216,733
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(11,085)	$(17,373)
Taxes	—	—
Non-cash investing and financing activities:
Accrued capital expenditures	$6,169	$2,295
ROU assets obtained in exchange for new finance lease liabilities	594	1,072
ROU assets obtained in exchange for new operating lease liabilities	10,678	85,426
ROU assets terminated in exchange for release from operating lease liabilities	1,029	—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,343	—	—	87,401
Stock-based compensation	461	3	1,883	—	—	1,886
Purchase of common stock for retirement	(76)	—	(1,321)	—	—	(1,321)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	3,996	3,996
Net loss	—	—	—	(62,227)	—	(62,227)
Balance, March 31, 2021	60,142	$601	$814,467	$(539,255)	$254	$276,067

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Stock-based compensation	412	3	3,655	—	—	3,658
Purchase of common stock for retirement	(462)	(4)	(1,431)	(4,955)	—	(6,390)
Net loss	—	—	—	(137,051)	—	(137,051)
Balance, March 31, 2022	60,112	$601	$823,937	$(701,123)	$2,502	$125,917

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Note 1—Overview
    Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically complex, niche markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries with total operating throughput capacity of 154 Mbpd in Hawaii, Wyoming, and Washington.
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
    As of March 31, 2022, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.

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
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates
    The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
    The continued worldwide spread and severity of the COVID-19 coronavirus, along with a number of recent global events including the conflict between Russia and Ukraine and certain developments in the global crude oil markets, have impacted our businesses, people, and operations. We are continuing to actively respond to these ongoing matters and many uncertainties remain. Due to the rapid development and fluidity of these ongoing matters, the full magnitude of these events’ impacts on our estimates and assumptions, financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry, and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three months ended March 31, 2022 or 2021.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$5,052	$5,219
Operating expense	12,897	12,802
General and administrative expense	648	880
Recent Accounting Pronouncements
    There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Note 3—Investment in Laramie Energy, LLC
    As of March 31, 2022, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was zero as of March 31, 2022 and December 31, 2021.
Laramie Energy has a term loan agreement which provides a term loan secured by a lien on its natural gas and crude oil properties and related assets. As of March 31, 2022, the term loan had an outstanding balance of $126.4 million. Under the terms of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025.
    Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$75,414	$68,779
Non-current assets	323,273	328,571
Current liabilities	67,239	107,976
Non-current liabilities	252,490	177,503

	Three Months Ended March 31,
	2022	2021
Natural gas and oil revenues	$50,849	$82,348
Income from operations	24,114	47,209
Net income (loss)	(32,900)	40,451

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Laramie Energy’s net income (loss) includes (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation, depletion, and amortization	$5,709	$6,984
Unrealized (gain) loss on derivative instruments	42,655	(549)
Note 4—Revenue Recognition
    As of March 31, 2022 and December 31, 2021, receivables from contracts with customers were $222.4 million and $189.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $18.2 million and $10.1 million as of March 31, 2022 and December 31, 2021, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended March 31, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$401,109	$—	$89,775
Distillates (1)	588,083	—	8,510
Other refined products (2)	303,607	—	—
Merchandise	—	—	20,815
Transportation and terminalling services	—	42,461	—
Other revenue	6,424	—	809
Total segment revenues (3)	$1,299,223	$42,461	$119,909

Three Months Ended March 31, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$277,579	$—	$63,822
Distillates (1)	350,799	—	5,068
Other refined products (2)	209,780	—	—
Merchandise	—	—	21,286
Transportation and terminalling services	—	41,309	—
Other revenue	597	—	1,012
Total segment revenues (3)	$838,755	$41,309	$91,188
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Note 5—Inventories
    Inventories at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
March 31, 2022
Crude oil and feedstocks	$291,932	$196,035	$487,967
Refined products and blendstock	175,942	180,618	356,560
Warehouse stock and other (2)	182,606	—	182,606
Total	$650,480	$376,653	$1,027,133

December 31, 2021
Crude oil and feedstocks	$102,085	$199,282	$301,367
Refined products and blendstock	179,737	142,872	322,609
Warehouse stock and other (2)	166,341	—	166,341
Total	$448,163	$342,154	$790,317
________________________________________________________
(1)Please read Note 7—Inventory Financing Agreements for further information.
(2)Includes $134.8 million and $120.1 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of March 31, 2022 and December 31, 2021, respectively. RINs and environmental obligations of $346.0 million and $311.0 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
    As of March 31, 2022, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2021, there was a $0.5 million reserve for the lower of cost or net realizable value of inventory. As of March 31, 2022 and December 31, 2021, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $77.9 million and $46.0 million, respectively.
Note 6—Prepaid and Other Current Assets
    Prepaid and other current assets at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Collateral posted with broker for derivative instruments (1)	$32,413	$6,053
Prepaid insurance	9,511	14,110
Prepaid taxes	1,562	—
Derivative assets	6,407	1,260
Deferred inventory financing charges	1,585	4,073
Other	4,988	3,029
Total	$56,466	$28,525
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.
Note 7—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	March 31, 2022	December 31, 2021
Supply and Offtake Agreement	$750,474	$569,158
Washington Refinery Intermediation Agreement	230,938	168,546
Obligations under inventory financing agreements	$981,412	$737,704

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Supply and Offtake Agreement
Under the Second Amended and Restated Supply and Offtake Agreement (as amended, the “Supply and Offtake Agreement”), J. Aron & Company LLC (“J. Aron”) finances the majority of the crude oil utilized at the Hawaii refinery, holds legal title to the crude oil stored in our storage tanks before processing until title passes to us at the tank outlet, and buys refined products produced at our Hawaii refinery, after which we repurchase the refined products prior to selling them to our retail locations or third parties. Under the Supply and Offtake Agreement, J. Aron may enter into agreements with third parties whereby J. Aron remits payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of March 31, 2022, we had no obligations due to J. Aron under this contractual undertakings agreement. The Supply and Offtake Agreement expires May 31, 2024 (as extended, the “Expiration Date”), subject to a one-year extension at the mutual agreement of the parties at least 120 days prior to the Expiration Date.
The Supply and Offtake Agreement also makes available a discretionary draw facility (the “Discretionary Draw Facility”) to Par Hawaii Refining, LLC (“PHR”). As of March 31, 2022, and December 31, 2021, our outstanding balance under the Discretionary Draw Facility was equal to our borrowing base of $165.0 million and $126.2 million, respectively. On April 25, 2022, we entered into an amendment to the Supply and Offtake Agreement pursuant to which, among other things, the capacity under the Discretionary Draw Facility was increased from $165 million to $215 million. Please read Note 19—Subsequent Events for further information about the amendment.
Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021, we entered into multiple contracts to fix certain market fees for the period from May 2021 through May 2022 for $18.2 million. In 2022, we entered into additional contracts to fix certain fees for the month of March 2022 for $4.5 million. The amount due to or from J. Aron is recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. As of March 31, 2022, and December 31, 2021, we had payables of $7.0 million and $6.2 million, respectively.
Washington Refinery Intermediation Agreement
    The Washington Refinery Intermediation Agreement with MLC provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. On March 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to advance the term expiry date from December 21, 2022 to March 31, 2023.
    As of March 31, 2022, and December 31, 2021, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $57.5 million and $54.5 million, respectively. Additionally, as of March 31, 2022, and December 31, 2021, we had approximately $211.2 million and $167.0 million in letters of credit outstanding through MLC’s credit support, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended March 31,
	2022	2021
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees	$10,923	$3,770
Interest expense and financing costs, net	1,244	846
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$971
Interest expense and financing costs, net	1,954	977
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Note 8—Other Accrued Liabilities

Other accrued liabilities at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and other employee benefits	$13,168	$19,710
Derivative liabilities	28,311	1,431
Gross environmental credit obligations (1)	346,034	311,014
Other	46,130	38,269
Total	$433,643	$370,424
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of March 31, 2022 and December 31, 2021. Please read Note 11—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $134.8 million and $120.1 million as of March 31, 2022 and December 31, 2021, respectively.
Note 9—Debt
    The following table summarizes our outstanding debt (in thousands):

	March 31, 2022	December 31, 2021
ABL Credit Facility due 2025	$24,995	$—
7.75% Senior Secured Notes due 2025	296,000	296,000
Term Loan B due 2026	212,500	215,625
12.875% Senior Secured Notes due 2026	68,250	68,250
Principal amount of long-term debt	601,745	579,875
Less: unamortized discount and deferred financing costs	(14,417)	(15,317)
Total debt, net of unamortized discount and deferred financing costs	587,328	564,558
Less: current maturities, net of unamortized discount and deferred financing costs	(10,846)	(10,841)
Long-term debt, net of current maturities	$576,482	$553,717
    As of March 31, 2022 and December 31, 2021, we had $31.6 million and $18.5 million, respectively, in letters of credit outstanding under the loan and security agreements with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”). We had $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of March 31, 2022 and December 31, 2021 under agreements with MLC and under certain other facilities.

    Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the term loan facility with Goldman Sachs Bank USA (the “Term Loan B Facility”), our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility
Under the ABL Credit Facility, we have a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On February 2, 2022, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets of the dissolved entity formerly known as Mid Pac Petroleum, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company, LLC (collectively, the “ABL Borrowers”), entered into the Amended and Restated Loan and Security Agreement (as amended from time to time, the “ABL Loan Agreement”) dated as of February 2, 2022, with certain lenders and Bank of America, N.A., as administrative agent and collateral agent, which amended and restated the Loan and Security Agreement dated as of December 21, 2017, in its entirety. The ABL Loan Agreement increased the maximum principal amount of the ABL Revolver at any time outstanding from $85 million to $105 million, subject to a borrowing base, including a sublimit of $15 million for swingline loans and a sublimit of $65 million for the issuance of standby or commercial letters of credit, extended the maturity date of the ABL Revolver to February 2, 2025, and modified the ABL Revolver interest rate definitions to be based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York, among other modifications. The ABL Loan Agreement also included

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

an accordion feature that would allow the ABL Borrowers to increase the size of the facility by up to $50 million in the aggregate, subject to certain limitations and conditions.
On March 30, 2022, the parties to the ABL Loan Agreement and the incremental lender party thereto amended the ABL Loan Agreement to exercise the accordion feature of the ABL Loan Agreement. Under the amendment, the aggregate revolving commitments under the ABL Loan Agreement increased from $105 million to $142.5 million and the available increase under the accordion feature decreased to $12.5 million, subject to certain limitations and conditions.
As of March 31, 2022, the ABL Revolver had $25.0 million in outstanding revolving loans, $31.6 million in letters of credit outstanding, and a borrowing base of approximately $127.8 million.
Cross Default Provisions
    Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2022, we were in compliance with all of our debt instruments.
Guarantors
    In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) and became automatically effective on February 14, 2022 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750.0 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans, or advances.
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
    Our open futures and over-the-counter (“OTC”) swaps at March 31, 2022, will settle by March 2023. At March 31, 2022, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	9,025	(10,803)	(1,778)
Swaps	500	(2,210)	(1,710)
Total	9,525	(13,013)	(3,488)
At March 31, 2022, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of March 31, 2022:

March 31, 2022
Average barrels per month	75,000
Weighted-average strike price - floor (in dollars)	$59.36
Weighted-average strike price - ceiling (in dollars)	$75.21
Earliest commencement date	April 2022
Furthest expiry date	December 2022

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Interest Rate Derivatives
    We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. In May 2019, we entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap. At March 31, 2022, and December 31, 2021, we did not hold any interest rate derivative instruments.
    The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2022, and December 31, 2021, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2022	December 31, 2021
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$6,407	$1,260
Commodity derivatives	Other accrued liabilities	(28,311)	(1,431)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(58,420)	(15,151)
MLC terminal obligation derivative	Obligations under inventory financing agreements	5,742	(22,170)
_________________________________________________________
(1)Does not include cash collateral of $32.4 million and $6.1 million recorded in Prepaid and other current assets as of March 31, 2022, and December 31, 2021, respectively, and $9.5 million in Other long-term assets as of both March 31, 2022, and December 31, 2021.
    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2022	2021
Commodity derivatives	Cost of revenues (excluding depreciation)	$(18,454)	$631
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(43,269)	(775)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(64,396)	(24,372)
Interest rate derivatives	Interest expense and financing costs, net	—	104
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
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $16.40 per barrel to a premium of $57.86 per barrel as of March 31, 2022. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at March 31, 2022, or December 31, 2021. Please read Note 10—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of March 31, 2022, and December 31, 2021, are presented gross in the tables below (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$56,422	$17,936	$—	$74,358	$(67,951)	$6,407

Liabilities
Commodity derivatives	$(77,116)	$(19,146)	$—	$(96,262)	$67,951	$(28,311)
J. Aron repurchase obligation derivative	—	—	(58,420)	(58,420)	—	(58,420)
MLC terminal obligation derivative	—	—	5,742	5,742	—	5,742
Gross environmental credit obligations (2)	—	(346,034)	—	(346,034)	—	(346,034)
Total Liabilities	$(77,116)	$(365,180)	$(52,678)	$(494,974)	$67,951	$(427,023)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,283	$4,513	$—	$8,796	$(7,536)	$1,260

Liabilities
Commodity derivatives	$(3,964)	$(5,003)	$—	$(8,967)	$7,536	$(1,431)
J. Aron repurchase obligation derivative	—	—	(15,151)	(15,151)	—	(15,151)
MLC terminal obligation derivative	—	—	(22,170)	(22,170)	—	(22,170)
Gross environmental credit obligations (2)	—	(311,014)	—	(311,014)	—	(311,014)
Total Liabilities	$(3,964)	$(316,017)	$(37,321)	$(357,302)	$7,536	$(349,766)
_________________________________________________________
(1)Does not include cash collateral of $41.9 million and $15.6 million as of March 31, 2022, and December 31, 2021, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $134.8 million and $120.1 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of March 31, 2022, and December 31, 2021, respectively.
    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, at beginning of period	$(37,321)	$(30,958)
Settlements	92,308	34,943
Acquired	—	—
Total gains (losses) included in earnings	(107,665)	(25,147)
Balance, at end of period	$(52,678)	$(21,162)
    The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$24,995	$24,995
7.75% Senior Secured Notes due 2025 (1)	290,946	293,602
Term Loan B Facility due 2026 (1)	206,204	211,438
12.875% Senior Secured Notes due 2026 (1)	65,183	74,051

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

	December 31, 2021
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	290,621	299,700
Term Loan B Facility due 2026 (1)	208,903	214,827
12.875% Senior Secured Notes due 2026 (1)	65,034	75,758
_________________________________________________________
(1)The fair value measurements of the 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurement of the ABL Credit Facility is considered a Level 3 measurement in the fair value hierarchy.
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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of March 31, 2022. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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
    The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities as of March 31, 2022 and December 31, 2021 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Finance	Property, plant, and equipment	$21,150	$20,556
Finance	Accumulated amortization	(8,880)	(8,397)
Finance	Property, plant, and equipment, net	$12,270	$12,159
Operating	Operating lease right-of-use assets	377,745	383,824
Total right-of-use assets		$390,015	$395,983

Liabilities
Current
Finance	Other accrued liabilities	$1,685	$1,540
Operating	Operating lease liabilities	55,440	53,640
Long-term
Finance	Finance lease liabilities	7,653	7,691
Operating	Operating lease liabilities	330,031	335,094
Total lease liabilities		$394,809	$397,965

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

The following table summarizes the weighted-average lease terms and discount rates of our leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Finance	6.07	6.29
Operating	11.11	11.28
Weighted-average discount rate
Finance	7.31%	7.46%
Operating	6.68%	6.70%
The following table summarizes the lease costs recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost type	2022	2021
Finance lease cost
Amortization of finance lease ROU assets	$484	$490
Interest on lease liabilities	161	174
Operating lease cost	22,254	22,377
Variable lease cost	1,246	1,772
Short-term lease cost	986	29
Net lease cost	$25,131	$24,842
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2022	2021
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$482	$1,539
Operating cash flows from finance leases	161	176
Operating cash flows from operating leases	19,394	19,704
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	594	1,072
ROU assets obtained in exchange for new operating lease liabilities	10,678	85,426
ROU assets terminated in exchange for release from operating lease liabilities	1,029	—

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2022 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2022 (1)	$1,700	$62,261	$63,961
2023	2,286	63,617	65,903
2024	1,955	55,588	57,543
2025	1,794	51,354	53,148
2026	1,327	46,756	48,083
2027	1,097	44,848	45,945
Thereafter	1,582	191,789	193,371
Total lease payments	11,741	516,213	527,954
Less amount representing interest	(2,403)	(130,742)	(133,145)
Present value of lease liabilities	$9,338	$385,471	$394,809
_________________________________________________________
(1)Represents the period from April 1, 2022 to December 31, 2022.
    Additionally, we have $3.8 million and $6.1 million in future undiscounted cash flows for finance and operating leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Sale-Leaseback Transaction
In February and March 2021, PHL and Par Hawaii Property Company, LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, and MDC Coast HI 1, LLC, a subsidiary of Realty Income Corporation (the “Buyer”), entered into sale-leaseback transactions with respect to twenty-two (22) retail convenience store/fuel station properties located in Hawaii. We recognized a gain of $63.9 million as a result of these transactions, which is included in Loss (gain) on sale of assets, net on our condensed consolidated statements of operations for the three months ended March 31, 2021.
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. For example, during the first quarter of 2022 we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil that occurred between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we intend to appeal. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in Hawaii free trade zones from certain state taxes. We understand that we and other similarly situated state taxpayers who had previously claimed such exemptions may anticipate an audit of their state tax returns filed for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii free trade zones, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
Environmental Matters
    Like other petroleum refiners, our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2022, we have accrued $15.4 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Several states have also passed legislation related to GHGs. For example, in 2021, the State of Washington passed climate legislation requiring fuel suppliers to gradually reduce the carbon intensity of transportation fuels to 20 percent below 2017 levels by 2038 and subjecting entities that emit significant amounts of carbon dioxide, such as fuel suppliers, to a cap-and-trade system for reducing GHG emissions beginning January 1, 2023. In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refinery’s capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. Accordingly, our Hawaii

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

refinery submitted a GHG reduction plan that incorporates the partnering provisions and demonstrates that additional reductions are not cost-effective or necessary because of the Hawaii refinery’s baseline allocation and because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019. Compliance with federal and state GHG regulations could result in material increased compliance costs and an increase in the cost of our products.
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
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. As of March 31, 2022, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 and 2022 compliance years is based on the RFS proposed volumetric requirements released by the EPA on December 7, 2021.
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
For the Interim Periods Ended March 31, 2022 and 2021

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
As of March 31, 2022, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Interim Periods Ended March 31, 2022 and 2021

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
Note 14—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. During the three months ended March 31, 2022, we repurchased 362,130 shares under this share repurchase program for a total of $5.0 million.
Incentive Plans
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted Stock Awards	$1,749	$1,112
Restricted Stock Units	673	327
Stock Option Awards	1,236	447
    During the three months ended March 31, 2022, we granted 361 thousand shares of restricted stock and restricted stock units with a fair value of approximately $5.4 million. As of March 31, 2022, there were approximately $12.2 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
    During the three months ended March 31, 2022, we granted 449 thousand stock option awards with a weighted-average exercise price of $14.91 per share. As of March 31, 2022, there were approximately $5.9 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
    During the three months ended March 31, 2022, we granted 50 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $0.7 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of March 31, 2022, there were approximately $1.5 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Note 15—Income (Loss) per Share
    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(137,051)	$(62,227)
Less: Undistributed income allocated to participating securities	—	—
Net loss attributable to common stockholders	(137,051)	(62,227)
Plus: Net income effect of convertible securities	—	—
Numerator for diluted loss per common share	$(137,051)	$(62,227)

Basic weighted-average common stock shares outstanding	59,413	54,280
Plus: dilutive effects of common stock equivalents (1)	—	—
Diluted weighted-average common stock shares outstanding	59,413	54,280

Basic loss per common share	$(2.31)	$(1.15)
Diluted loss per common share	$(2.31)	$(1.15)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	942	674
Shares of stock options	2,405	2,086
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes (2)	—	2,704
_________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss per common share for the three months ended March 31, 2022 and 2021.
(2)We had no 5.00% Convertible Senior Notes outstanding for the three months ended March 31, 2022.
Note 16—Income Taxes
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2022 and December 31, 2021.
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of March 31, 2022 and December 31, 2021.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

Note 17—Segment Information
    We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
    Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,299,223	$42,461	$119,909	$(111,300)	$1,350,293
Cost of revenues (excluding depreciation)	1,343,915	23,749	93,842	(111,257)	1,350,249
Operating expense (excluding depreciation)	58,300	3,773	19,331	—	81,404
Depreciation, depletion, and amortization	15,333	5,087	2,691	669	23,780
General and administrative expense (excluding depreciation)	—	—	—	15,893	15,893
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$(118,325)	$9,852	$4,045	$(16,668)	$(121,096)
Interest expense and financing costs, net					(16,394)
Other income, net					2
Loss before income taxes					(137,488)
Income tax benefit					437
Net loss					$(137,051)

Capital expenditures	$12,829	$1,733	$1,581	$190	$16,333

Three Months Ended March 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$838,755	$41,309	$91,188	$(82,572)	$888,680
Cost of revenues (excluding depreciation)	883,477	22,082	65,872	(82,568)	888,863
Operating expense (excluding depreciation)	53,338	3,896	16,954	—	74,188
Depreciation, depletion, and amortization	14,064	5,254	2,660	902	22,880
Loss (gain) on sale of assets, net	(21,259)	—	(43,653)	—	(64,912)
General and administrative expense (excluding depreciation)	—	—	—	11,885	11,885
Acquisition and integration costs	—	—	—	438	438
Operating income (loss)	$(90,865)	$10,077	$49,355	$(13,229)	$(44,662)
Interest expense and financing costs, net					(18,151)
Debt extinguishment and commitment costs					(1,507)
Gain on curtailment of pension obligation					2,032
Other income, net					61
Loss before income taxes					(62,227)
Income tax expense					—
Net loss					$(62,227)

Capital expenditures	$4,575	$2,851	$592	$160	$8,178
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $111.3 million and $82.6 million for the three months ended March 31, 2022 and 2021, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2022 and 2021

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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three months ended March 31, 2022 or 2021.
Note 19—Subsequent Events
On April 25, 2022, PHR and Par Petroleum, LLC, entered into an Amendment (the “Amendment”) to the Second Amended and Restated Supply and Offtake Agreement with J. Aron & Company, LLC (“J. Aron”).
The Amendment, among other things, amended the maximum commitment amount under the discretionary draw facility available to PHR (the “Discretionary Draw Facility”), from $165 million to $215 million. The Amendment further increased the limit in the borrowing base for eligible hydrocarbon inventory from $82.5 million to $107.5 million. Under the Discretionary Draw Facility as amended by the Amendment, J. Aron agrees to make advances to PHR from time to time at the request of PHR, subject to the satisfaction of certain conditions precedent, in an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $215 million; and (ii) the borrowing base, which is calculated as (x) 85% of eligible receivables, plus (y) the lesser of $107.5 million and 85% of the value of eligible hydrocarbon inventory, minus (z) such reserves as established by J. Aron in respect of eligible receivables and eligible hydrocarbon inventory. The Amendment further requires a $5.0 million reserve against the borrowing base at any time more than $165 million is outstanding in discretionary draw advances made to PHR, which reserve may be reduced by the posting of cash collateral by PHR in accordance with the terms of the Amendment. In addition, the Amendment modified the calculation “DD Make-Whole” by increasing the assumed aggregate principal amount outstanding used in such calculation from $41.3 million to $53.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
    We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
    Our business is organized into three primary segments:
1) Refining - We own and operate three refineries with total operating throughput capacity of 154 Mbpd in Hawaii, Wyoming, and Washington.
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
    As of March 31, 2022, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. Given the improved outlook for natural gas, we are considering strategic alternatives with respect to our investment in Laramie Energy given the improved outlook for natural gas, including, among other things, a change in the size of our investment.
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
Recent Events Affecting Comparability of Periods
During the first quarter of 2022, the global market for energy commodities experienced significant volatility. In January and February, the price of crude oil maintained the steady increase experienced in the last quarter of 2021 as the global economy continued to recover from lows related to the COVID-19 pandemic and the Organization of the Petroleum Exporting Countries, or OPEC, and its oil-producing allies implemented modest production increases while global demand surged. The rise in demand was driven by a recovery of U.S. domestic travel to pre-pandemic levels as COVID-19 cases declined and an improved outlook on international tourism from the Asian market for the remainder of 2022 as international travel restrictions in Japan eased in March. In March, the U.S. Centers for Disease Control and Prevention (“CDC”) lifted its Travel Health Notice for cruise ships in response to the decline in COVID-19 cases, and in April, the requirement for passengers to wear masks on airplanes mandated by the CDC was struck down in a U.S. District Court. Airline companies, which represent a significant portion of our Hawaii market through jet fuel sales, have forecasted significant increases in air travel volumes for the remainder of 2022, further signifying an expected return to pre-pandemic levels of demand in the Pacific region.
In response to the Russian invasion of Ukraine in February, the international community imposed economic sanctions and other limitations on Russian exports, which further decreased the global supply of crude oil and drove up the price of crude oil. By early March, crude oil reached its highest price since 2008. On March 3, 2022, we suspended purchases of Russian crude oil for our Hawaii refinery in response to the Russia-Ukraine conflict. We have turned to other grades of crude oil to meet fuel production requirements.
    As of the date of this Quarterly Report on Form 10-Q, the Russia-Ukraine conflict is ongoing and continues to impact the global economy. We will continue to monitor the effects the conflict has on the global financial markets and our operations. Please read Item 1A. — Risk Factors for more information on the Russia-Ukraine conflict and its potential impacts on our business. Additionally, the financial results contained in this Quarterly Report on Form 10-Q reflect the continuing COVID-19 pandemic-related demand suppression experienced in the regions in which we operate. Though vaccine availability and vaccination rates are increasing, the pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. The full magnitude of the impact of these and other events on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.

Results of Operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
    Net Loss. Our financial results declined from a net loss of $62.2 million for the three months ended March 31, 2021 to a net loss of $137.1 million for the three months ended March 31, 2022. The increase in our net loss was primarily driven by a gain of $63.9 million related to the Sale-Leaseback Transactions and a $2.0 million gain on curtailment of pension obligation in the three months ended March 31, 2021 with no such gains in the 2022 comparable period . Other factors impacting our results period over period include higher utilities and repair and maintenance costs and higher employee expenses.
    Adjusted EBITDA and Adjusted Net Loss. For the three months ended March 31, 2022, Adjusted EBITDA was $8.3 million compared to a loss of $34.4 million for the three months ended March 31, 2021. The improvement was primarily related to favorable crack spreads across all our refineries and lower RINs costs, partially offset by unfavorable feedstock and purchased product costs and higher costs related to our inventory financing agreements. Other factors impacting our results period over period include realized derivative unfavorability and increased fuel burn costs for the three months ended March 31, 2022.
    For the three months ended March 31, 2022, Adjusted Net Loss was $31.4 million compared to $75.4 million for the three months ended March 31, 2021. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA.
    The following tables summarize our consolidated results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change (1)
Revenues	$1,350,293	$888,680	$461,613	52%
Cost of revenues (excluding depreciation)	1,350,249	888,863	461,386	52%
Operating expense (excluding depreciation)	81,404	74,188	7,216	10%
Depreciation, depletion, and amortization	23,780	22,880	900	4%
Gain on sale of assets, net	—	(64,912)	64,912	100%
General and administrative expense (excluding depreciation)	15,893	11,885	4,008	34%
Acquisition and integration costs	63	438	(375)	(86)%
Total operating expenses	1,471,389	933,342
Operating loss	(121,096)	(44,662)
Other income (expense)
Interest expense and financing costs, net	(16,394)	(18,151)	1,757	(10)%
Debt extinguishment and commitment costs	—	(1,507)	1,507	100%
Gain on curtailment of pension obligation	—	2,032	(2,032)	(100)%
Other income, net	2	61	(59)	(97)%
Total other income (expense), net	(16,392)	(17,565)
Loss before income taxes	(137,488)	(62,227)
Income tax benefit (expense)	437	—	437	NM
Net loss	$(137,051)	$(62,227)
________________________________________________________
(1) NM - Not meaningful

    The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2022 and 2021 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,299,223	$42,461	$119,909	$(111,300)	$1,350,293
Cost of revenues (excluding depreciation)	1,343,915	23,749	93,842	(111,257)	1,350,249
Operating expense (excluding depreciation)	58,300	3,773	19,331	—	81,404
Depreciation, depletion, and amortization	15,333	5,087	2,691	669	23,780
General and administrative expense (excluding depreciation)	—	—	—	15,893	15,893
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$(118,325)	$9,852	$4,045	$(16,668)	$(121,096)

Three months ended March 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$838,755	$41,309	$91,188	$(82,572)	$888,680
Cost of revenues (excluding depreciation)	883,477	22,082	65,872	(82,568)	888,863
Operating expense (excluding depreciation)	53,338	3,896	16,954	—	74,188
Depreciation, depletion, and amortization	14,064	5,254	2,660	902	22,880
Loss (gain) on sale of assets, net	(21,259)	—	(43,653)	—	(64,912)
General and administrative expense (excluding depreciation)	—	—	—	11,885	11,885
Acquisition and integration costs	—	—	—	438	438
Operating income (loss)	$(90,865)	$10,077	$49,355	$(13,229)	$(44,662)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $111.3 million and $82.6 million for the three months ended March 31, 2022 and 2021, respectively.

    Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total Refining Segment
Feedstocks Throughput (Mbpd)	118.2	127.4
Refined product sales volume (Mbpd)	122.3	130.0

Hawaii Refinery
Feedstocks Throughput (Mbpd)	82.7	81.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.2%	24.7%
Distillates	41.1%	42.9%
Fuel oils	29.3%	27.6%
Other products	0.4%	1.5%
Total yield	96.0%	96.7%

Refined product sales volume (Mbpd)
On-island sales volume	78.0	77.7
Exports sales volume	—	—
Total refined product sales volume	78.0	77.7

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$3.27	$0.76
Production costs per bbl ($/throughput bbl) (2)	4.38	3.97
DD&A per bbl ($/throughput bbl)	0.66	0.68

Washington Refinery
Feedstocks Throughput (Mbpd)	20.2	31.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.9%	24.5%
Distillates	33.5%	36.2%
Asphalt	17.4%	18.0%
Other products	20.9%	18.7%
Total yield	96.7%	97.4%

Refined product sales volume (Mbpd)	29.5	39.2

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$0.74	$(1.33)
Production costs per bbl ($/throughput bbl) (2)	7.35	4.36
DD&A per bbl ($/throughput bbl)	3.29	1.77

	Three Months Ended March 31,
	2022	2021
Wyoming Refinery
Feedstocks Throughput (Mbpd)	15.3	14.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	50.3%	49.0%
Distillates	43.1%	45.0%
Fuel oils	2.4%	1.4%
Other products	1.4%	1.2%
Total yield	97.2%	96.6%

Refined product sales volume (Mbpd)	14.8	13.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$24.91	$2.35
Production costs per bbl ($/throughput bbl) (2)	8.00	8.10
DD&A per bbl ($/throughput bbl)	3.24	3.11

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$16.21	$3.80
Pacific Northwest 5-2-2-1 Index (4)	21.88	11.46
Wyoming 3-2-1 Index (5)	26.53	20.97

Crude Oil Prices (average $ per barrel)
Brent	$97.90	$61.32
WTI	95.01	58.14
ANS	99.56	61.65
Bakken Clearbrook	98.39	57.60
WCS Hardisty	82.53	46.16
Brent M1-M3	4.13	0.81
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
(3)We believe the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) is the most representative market indicator for our operations in Hawaii.
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
    Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Retail Segment
Retail sales volumes (thousands of gallons)	24,908	24,801
Non-GAAP Performance Measures
Management uses certain financial measures to evaluate our operating performance that are considered non-GAAP financial measures. These measures should not be considered in isolation or as substitutes or alternatives to their most directly comparable GAAP financial measures or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies since each company may define these terms differently.
We believe Adjusted Gross Margin (as defined below) provides useful information to investors because it eliminates the gross impact of volatile commodity prices and adjusts for certain non-cash items and timing differences created by our inventory financing agreements and lower of cost and net realizable value adjustments to demonstrate the earnings potential of the business before other fixed and variable costs, which are reported separately in Operating expense (excluding depreciation) and Depreciation, depletion, and amortization. Management uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. We believe Adjusted Net Income (Loss) and Adjusted EBITDA (as defined below) are useful supplemental financial measures that allow investors to assess the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis, the ability of our assets to generate cash to pay interest on our indebtedness, and our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Beginning with financial results reported for periods in fiscal year 2022, the inventory valuation adjustment was modified to include the first-in, first-out (“FIFO”) inventory gains (losses) associated with the our titled manufactured inventory in Hawaii. This modification was made to better align Adjusted Net Income (Loss) and Adjusted EBITDA with the cash flow of the Hawaii refining business. Prior to 2022, the impacts of FIFO inventory gains (losses) associated with Hawaii titled manufactured inventory were eliminated through the inventory valuation adjustment. We have recast Adjusted Gross Margin, Adjusted Net Income, and Adjusted EBITDA for prior periods when reported to conform to the modified presentation.
Adjusted Gross Margin
Adjusted Gross Margin is defined as operating income (loss) excluding:
•operating expense (excluding depreciation);
•depreciation, depletion, and amortization (“DD&A”);
•impairment expense;
•loss (gain) on sale of assets, net;
•inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments; beginning in 2022, this also includes the FIFO inventory (gains) losses associated with our titled manufactured inventory in Hawaii);
•LIFO layer liquidation impacts associated with our Washington inventory;
•Renewable Identification Numbers (“RINs”) loss (gain) in excess of net obligation (which represents the income statement effect of reflecting our RINs liability on a net basis); and
•unrealized loss (gain) on derivatives.

Adjusted Gross Margin can also be defined as revenues less cost of revenues (excluding depreciation) excluding:
•inventory valuation adjustment;
•unrealized loss (gain) on derivatives;
•LIFO layer liquidation impacts associated with our Washington inventory; and
•RINs loss (gain) in excess of net obligation.
We define cost of revenues (excluding depreciation) as:
•the hydrocarbon-related costs of inventory sold,
•transportation costs of delivering product to customers,
•crude oil consumed in the refining process,
•costs to satisfy our RINs and environmental credit obligations,
•certain hydrocarbon fees and taxes, and
•the unrealized gain (loss) on derivatives and the inventory valuation adjustment that we exclude from Adjusted Gross Margin.
    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2022	Refining	Logistics	Retail
Operating income (loss)	$(118,325)	$9,852	$4,045
Operating expense (excluding depreciation)	58,300	3,773	19,331
Depreciation, depletion, and amortization	15,333	5,087	2,691
Inventory valuation adjustment	80,653	—	—
RINs loss in excess of net obligation	7,256	—	—
Unrealized loss on derivatives	15,452	—	—
Adjusted Gross Margin (1)	$58,669	$18,712	$26,067

Three months ended March 31, 2021	Refining	Logistics	Retail
Operating income (loss)	$(90,865)	$10,077	$49,355
Operating expense (excluding depreciation)	53,338	3,896	16,954
Depreciation, depletion, and amortization	14,064	5,254	2,660
Loss on sale of assets, net	(21,259)	—	(43,653)
Inventory valuation adjustment	23,086	—	—
LIFO liquidation adjustment	1,888	—	—
RINs loss in excess of net obligation	28,770	—	—
Unrealized gain on derivatives	(4,012)	—	—
Adjusted Gross Margin (2)	$5,010	$19,227	$25,316
____________________________________________________________________________
(1)For the three months ended March 31, 2022, there was no loss (gain) on sale of assets, impairment expense, or LIFO liquidation adjustment recorded in Operating income (loss).
(2)For the three months ended March 31, 2021, there was no impairment expense recorded in Operating income (loss).
Adjusted Net Income (Loss) and Adjusted EBITDA
    Adjusted Net Income (Loss) is defined as Net income (loss) excluding:
•inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, contango (gains) and backwardation losses associated with our Washington inventory and intermediation obligation, and purchase price allocation adjustments; beginning in 2022, this also includes the FIFO inventory (gains) losses associated with our titled manufactured inventory in Hawaii);
•the LIFO layer liquidation impacts associated with our Washington inventory;

•RINs loss (gain) in excess of net obligation;
•unrealized (gain) loss on derivatives;
•acquisition and integration costs;
•debt extinguishment and commitment costs;
•increase in (release of) tax valuation allowance and other deferred tax items;
•changes in the value of contingent consideration and common stock warrants;
•severance costs;
•(gain) loss on sale of assets;
•impairment expense, impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference; and
•Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives.
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding:
•DD&A;
•interest expense and financing costs;
•equity losses (earnings) from Laramie Energy excluding Par’s share of unrealized loss (gain) on derivatives, impairment of Par’s investment, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference; and
•income tax expense (benefit).
    The following table presents a reconciliation of Adjusted Net Loss and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Loss	$(137,051)	$(62,227)
Inventory valuation adjustment	80,653	23,086
LIFO liquidation adjustment	—	1,888
RINs loss in excess of net obligation	7,256	28,770
Unrealized loss (gain) on derivatives	15,452	(4,012)
Acquisition and integration costs	63	438
Debt extinguishment and commitment costs	—	1,507
Severance costs	2,228	16
Loss (gain) on sale of assets, net	—	(64,912)
Adjusted Net Loss (1)	(31,399)	(75,446)
Depreciation, depletion, and amortization	23,780	22,880
Interest expense and financing costs, net	16,394	18,151
Income tax expense (benefit)	(437)	—
Adjusted EBITDA	$8,338	$(34,415)
________________________________________
(1)For the three months ended March 31, 2022 and 2021, there was no change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, or equity losses (earnings) from Laramie Energy, LLC, including impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, and our share of Laramie Energy’s unrealized loss (gain) on derivatives.

Factors Impacting Segment Results
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
    Refining. Operating loss for our refining segment was $118.3 million for the three months ended March 31, 2022, an increased loss of $27.4 million compared to an operating loss of $90.9 million for the three months ended March 31, 2021. The increased loss was primarily driven by higher costs associated with our inventory financing agreements, higher feedstock costs across our refineries, and unfavorable purchased product and derivative costs at our Hawaii refinery, partially offset by favorable crack spreads across our refineries and a $67.9 million decrease in RINs expenses. Other factors impacting our results period over period include a gain on sale of assets of $21.3 million in the three months ended March 31, 2021 primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021 with no such gain in 2022 and increased fuel burn costs for the three months ended March 31, 2022.
    Logistics. Operating income for our logistics segment was $9.9 million for the three months ended March 31, 2022, which was relatively consistent with operating income of $10.1 million for the three months ended March 31, 2021.
    Retail. Operating income for our retail segment was $4.0 million for the three months ended March 31, 2022, a decrease of $45.4 million compared to an operating income of $49.4 million for the three months ended March 31, 2021. The decrease in profitability is primarily due to a gain on sale of assets of $43.7 million in the three months ended March 31, 2021 primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021 with no such gain in 2022.
Adjusted Gross Margin
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
    Refining. For the three months ended March 31, 2022, our refining Adjusted Gross Margin was $58.7 million, an increase of $53.7 million compared to $5.0 million for the three months ended March 31, 2021. The increase was primarily due to favorable crack spreads across all our refineries and lower RINs costs, partially offset by unfavorable feedstock and purchased product costs, higher costs associated with our inventory financing agreements, and higher fuel burn costs. Adjusted Gross Margin for the Hawaii refinery improved from $0.76 per barrel during the three months ended March 31, 2021 to $3.27 per barrel during the three months ended March 31, 2022 primarily due to favorable crack spreads and decreased RINs costs, partially offset by unfavorable feedstock, purchased product, and realized derivative costs, increased fuel burn costs, and higher costs associated with our inventory financing agreement. Adjusted Gross Margin for the Wyoming refinery increased by $22.56 per barrel primarily due to decreased RINs costs, a favorable FIFO change of $9.8 million, improved crack spreads, and higher sales volumes. Adjusted Gross Margin for the Washington refinery increased by $2.07 per barrel primarily due to favorable crack spreads and decreased RINs costs, partially offset by unfavorable feedstock costs, reduced sales volumes related to the 2022 turnaround, and higher costs associated with our inventory financing agreement.
    Logistics. For the three months ended March 31, 2022, our logistics Adjusted Gross Margin was $18.7 million, which was relatively consistent with $19.2 million for the three months ended March 31, 2021.
    Retail. For the three months ended March 31, 2022, our retail Adjusted Gross Margin was $26.1 million, which was relatively consistent with $25.3 million for the three months ended March 31, 2021.
Discussion of Consolidated Results
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
    Revenues. For the three months ended March 31, 2022, revenues were $1.4 billion, a $0.5 billion increase compared to $0.9 billion for the three months ended March 31, 2021. The increase was primarily due to an increase of $0.4 billion in third-party revenues at our refining segment, primarily related to higher crude oil prices and crack spreads across our refining locations, partially offset by a 25% decrease in refining sales volume at our Washington refinery, mainly due to the 2022 turnaround. Average Brent crude oil prices rose to $97.90 in the three months ended March 31, 2022 compared to $61.32 per barrel in the three months ended March 31, 2021, and WTI crude oil prices rose to $95.01 per barrel during the three months ended March 31, 2022 compared to $58.14 in the three months ended March 31, 2021. Revenues at our retail segment increased $28.7 million primarily due to a 42% increase in fuel prices.
    Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2022, cost of revenues (excluding depreciation) was $1.4 billion, a $0.5 billion increase compared to $0.9 billion for the three months ended March 31, 2021. The increase was primarily due to increases in Brent and WTI crude oil prices as discussed above, higher feedstock, purchased product, and derivative costs, and higher costs associated with our inventory financing agreements, partially offset by a $67.9 million decrease in RINs expense across our refineries. Other factors impacting our results period over period include 56% higher fuel costs at our retail segment.
    Operating Expense (Excluding Depreciation). For the three months ended March 31, 2022, operating expense (excluding depreciation) was $81.4 million, an increase of $7.2 million when compared to $74.2 million for the three months ended March 31, 2021. The increase was primarily driven by higher utility and maintenance expenses at our Hawaii and Washington refineries and higher maintenance and rental expenses at our Hawaii retail locations.
    Depreciation, Depletion, and Amortization. For the three months ended March 31, 2022, DD&A was $23.8 million, which was relatively consistent with $22.9 million for the three months ended March 31, 2021.
Gain on Sale of Assets, Net. For the three months ended March 31, 2022, there was no gain on sale of assets, net. For the three months ended March 31, 2021, the gain on sale of assets, net was approximately $64.9 million and primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021.
    General and Administrative Expense (Excluding Depreciation). For the three months ended March 31, 2022, general and administrative expense (excluding depreciation) was $15.9 million, an increase of $4.0 million compared to $11.9 million for the three months ended March 31, 2021. The increase was primarily due to higher employee costs.
    Interest Expense and Financing Costs, Net. For the three months ended March 31, 2022, our interest expense and financing costs were $16.4 million, a decrease of $1.8 million when compared to $18.2 million for the three months ended March 31, 2021. The decrease was primarily due to lower outstanding debt balances in 2022 driven by the early partial repayment of the outstanding 12.875% Senior Secured Notes and the full repayment at maturity of the 5.00% Convertible Senior Notes in June 2021, partially offset by higher fees related to our inventory financing.
Debt Extinguishment and Commitment Costs. For the three months ended March 31, 2021, our debt extinguishment and commitment costs were $1.5 million and primarily represent $1.4 million in extinguishment costs associated with the repayment of the Retail Property Term Loan on February 23, 2021. No such costs were incurred for the three months ended March 31, 2022.
Gain on Curtailment of Pension Obligation. For the three months ended March 31, 2021, we recorded a $2.0 million gain on curtailment of pension obligation related to the March 2021 Wyoming Refining plan amendment. No such gain was recorded during the three months ended March 31, 2022.
    Income Taxes. For the three months ended March 31, 2022, we recorded an income tax benefit of $0.4 million primarily related to an increase in our net operating loss carryforwards. For the three months ended March 31, 2021, we did not record any income taxes.
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

	As of March 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,652	$136,192	$30	$140,874
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	235,283	3	235,286
Inventories	—	1,027,133	—	1,027,133
Prepaid and other current assets	11,926	44,543	(3)	56,466
Due from related parties	97,606	—	(97,606)	—
Total current assets	114,514	1,446,821	(97,576)	1,463,759
Property, plant, and equipment
Property, plant, and equipment	19,597	1,168,488	3,955	1,192,040
Less accumulated depreciation, depletion, and amortization	(14,497)	(321,498)	(2,980)	(338,975)
Property, plant, and equipment, net	5,100	846,990	975	853,065
Long-term assets
Operating lease right-of-use assets	3,126	374,619	—	377,745
Investment in subsidiaries	75,313	—	(75,313)	—
Intangible assets, net	—	15,570	—	15,570
Goodwill	—	124,664	2,598	127,262
Other long-term assets	723	92,742	(10,429)	83,036
Total assets	$198,776	$2,901,406	$(179,745)	$2,920,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,846	$—	$10,846
Obligations under inventory financing agreements	—	981,412	—	981,412
Accounts payable	1,270	315,274	1,480	318,024
Accrued taxes	60	29,197	—	29,257
Operating lease liabilities	535	54,905	—	55,440
Other accrued liabilities	6,729	426,542	372	433,643
Due to related parties	60,262	3,137	(63,399)	—
Total current liabilities	68,856	1,821,313	(61,547)	1,828,622
Long-term liabilities
Long-term debt, net of current maturities	—	576,482	—	576,482
Finance lease liabilities	10	12,134	(4,491)	7,653
Operating lease liabilities	3,993	326,038	—	330,031
Other liabilities	—	39,312	12,420	51,732
Total liabilities	72,859	2,775,279	(53,618)	2,794,520
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	601	—	—	601
Additional paid-in capital	823,937	409,686	(409,686)	823,937
Accumulated earnings (deficit)	(701,123)	(285,364)	285,364	(701,123)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	125,917	126,127	(126,127)	125,917
Total liabilities and stockholders’ equity	$198,776	$2,901,406	$(179,745)	$2,920,437

	As of December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,086	$108,105	$30	$112,221
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	195,104	4	195,108
Inventories	—	790,317	—	790,317
Prepaid and other current assets	15,664	12,864	(3)	28,525
Due from related parties	94,676	—	(94,676)	—
Total current assets	114,756	1,110,060	(94,645)	1,130,171
Property, plant, and equipment
Property, plant, and equipment	19,535	1,156,906	3,956	1,180,397
Less accumulated depreciation, depletion, and amortization	(13,869)	(307,091)	(2,932)	(323,892)
Property, plant, and equipment, net	5,666	849,815	1,024	856,505
Long-term assets
Operating lease right-of-use assets	3,280	380,544	—	383,824
Investment in subsidiaries	207,483	—	(207,483)	—
Intangible assets, net	—	16,234	—	16,234
Goodwill	—	124,664	2,598	127,262
Other long-term assets	724	57,382	(1,851)	56,255
Total assets	$331,909	$2,538,699	$(300,357)	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,841	$—	$10,841
Obligations under inventory financing agreements	—	737,704	—	737,704
Accounts payable	1,386	151,676	1,481	154,543
Accrued taxes	48	28,593	—	28,641
Operating lease liabilities	608	53,032	—	53,640
Other accrued liabilities	9,805	360,246	373	370,424
Due to related parties	50,195	10,261	(60,456)	—
Total current liabilities	62,042	1,352,353	(58,602)	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	—	553,717	—	553,717
Finance lease liabilities	17	12,192	(4,518)	7,691
Operating lease liabilities	4,150	330,944	—	335,094
Other liabilities	—	63,098	(10,842)	52,256
Total liabilities	66,209	2,312,304	(73,962)	2,304,551
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	821,713	409,686	(409,686)	821,713
Accumulated earnings (deficit)	(559,117)	(185,096)	185,096	(559,117)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	265,700	226,395	(226,395)	265,700
Total liabilities and stockholders’ equity	$331,909	$2,538,699	$(300,357)	$2,570,251

	Three Months Ended March 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,350,280	$13	$1,350,293

Operating expenses
Cost of revenues (excluding depreciation)	—	1,350,249	—	1,350,249
Operating expense (excluding depreciation)	—	81,404	—	81,404
Depreciation, depletion, and amortization	628	23,103	49	23,780
Loss (gain) on sale of assets, net	—	—	—	—
General and administrative expense (excluding depreciation)	4,178	11,715	—	15,893
Acquisition and integration costs	63	—	—	63
Total operating expenses	4,869	1,466,471	49	1,471,389

Operating income (loss)	(4,869)	(116,191)	(36)	(121,096)

Other income (expense)
Interest expense and financing costs, net	(5)	(16,483)	94	(16,394)
Other income (expense), net	(7)	9	—	2
Equity earnings (losses) from subsidiaries	(132,170)	—	132,170	—
Total other income (expense), net	(132,182)	(16,474)	132,264	(16,392)

Income (loss) before income taxes	(137,051)	(132,665)	132,228	(137,488)
Income tax benefit (expense) (1)	—	32,397	(31,960)	437
Net income (loss)	$(137,051)	$(100,268)	$100,268	$(137,051)

Adjusted EBITDA	$(3,834)	$12,159	$13	$8,338

	Three Months Ended March 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$888,680	$—	$888,680

Operating expenses
Cost of revenues (excluding depreciation)	—	888,863	—	888,863
Operating expense (excluding depreciation)	—	74,905	(717)	74,188
Depreciation, depletion, and amortization	666	22,119	95	22,880
Loss (gain) on sale of assets, net	—	(11,208)	(53,704)	(64,912)
General and administrative expense (excluding depreciation)	3,105	8,780	—	11,885
Acquisition and integration costs	438	—	—	438
Total operating expenses	4,209	983,459	(54,326)	933,342

Operating loss	(4,209)	(94,779)	54,326	(44,662)

Other income (expense)
Interest expense and financing costs, net	(1,290)	(16,897)	36	(18,151)
Debt extinguishment and commitment costs	—	(91)	(1,416)	(1,507)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(7)	69	(1)	61
Equity earnings (losses) from subsidiaries	(56,721)	—	56,721	—
Total other income (expense), net	(58,018)	(14,887)	55,340	(17,565)

Income (loss) before income taxes	(62,227)	(109,666)	109,666	(62,227)
Income tax benefit (expense) (1)	—	22,873	(22,873)	—
Net income (loss)	$(62,227)	$(86,793)	$86,793	$(62,227)

Adjusted EBITDA	$(3,112)	$(32,019)	$716	$(34,415)
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

	Three Months Ended March 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(137,051)	$(100,268)	$100,268	$(137,051)
Inventory valuation adjustment	—	80,653	—	80,653
RINs loss (gain) in excess of net obligation	—	7,256	—	7,256
Unrealized loss on derivatives	—	15,452	—	15,452
Acquisition and integration costs	63	—	—	63
Severance costs	351	1,877	—	2,228
Depreciation, depletion, and amortization	628	23,103	49	23,780
Interest expense and financing costs, net	5	16,483	(94)	16,394
Equity losses (income) from subsidiaries	132,170	—	(132,170)	—
Income tax expense (benefit)	—	(32,397)	31,960	(437)
Adjusted EBITDA (1)	$(3,834)	$12,159	$13	$8,338

	Three Months Ended March 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(62,227)	$(86,793)	$86,793	$(62,227)
Inventory valuation adjustment	—	23,086	—	23,086
LIFO liquidation adjustment	—	1,888	—	1,888
RINs loss (gain) in excess of net obligation	—	28,770	—	28,770
Unrealized loss (gain) on derivatives	—	(4,012)	—	(4,012)
Acquisition and integration costs	438	—	—	438
Debt extinguishment and commitment costs	—	91	1,416	1,507
Severance costs	—	16	—	16
Loss (gain) on sale of assets, net	—	(11,208)	(53,704)	(64,912)
Depreciation, depletion, and amortization	666	22,119	95	22,880
Interest expense and financing costs, net	1,290	16,897	(36)	18,151
Equity losses (income) from subsidiaries	56,721	—	(56,721)	—
Income tax expense (benefit)	—	(22,873)	22,873	—
Adjusted EBITDA (1)	$(3,112)	$(32,019)	$716	$(34,415)
________________________________________
(1)For the three months ended March 31, 2022, and the three months ended March 31, 2021, there was no change in valuation allowance and other deferred tax items, change in value of common stock warrants, impairment expense, impairment of investment in Laramie Energy, unrealized gain on derivatives included in equity earnings from Laramie Energy, or equity losses from Laramie Energy. For the three months ended March 31, 2022, there was no LIFO liquidation adjustment, debt extinguishment and commitment costs, or losses (gains) on sale of assets.
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

    Our liquidity position as of March 31, 2022 was $212.0 million and consisted of $207.4 million at Par Petroleum, LLC and subsidiaries, $4.7 million at Par Pacific Holdings, and an immaterial amount at all our other subsidiaries.
As of March 31, 2022, we had access to the ABL Credit Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $140.9 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
Cash Flows
    The following table summarizes cash activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(7,685)	$(30,737)
Net cash provided by (used in) investing activities	(16,273)	94,678
Net cash provided by financing activities	52,611	82,483
Cash flows for the three months ended March 31, 2022
Net cash used in operating activities for the three months ended March 31, 2022 was driven primarily by a net loss of $137.1 million, offset by net cash provided by changes in operating assets and liabilities of approximately $85.9 million and non-cash charges to operations of approximately $43.4 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation, depletion, and amortization expenses of $23.8 million;
•	unrealized loss on derivatives contracts of $15.5 million; and
•	stock based compensation costs of $3.7 million.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable; and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices;
partially offset by
•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery; and
•	$28.9 million in deferred turnaround costs primarily related to the 2022 turnaround at our Washington refinery.
Net cash used in investing activities for the three months ended March 31, 2022 consisted primarily of $16.3 million in additions to property, plant, and equipment driven by profit improvement and turnaround projects including crude recovery and debottlenecking projects at our Tacoma refinery, maintenance projects at our Wyoming refinery, and co-generation engine and combustion projects at our Hawaii refinery.

Net cash provided by financing activities was approximately $52.6 million for the three months ended March 31, 2022 and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $41.7 million; and
•	net borrowings of debt of $18.1 million primarily driven by increased borrowings on the ABL Revolver;
partially offset by
•	repurchases of common stock of $6.4 million.
Cash flows for the three months ended March 31, 2021
Net cash used in operating activities was approximately $30.7 million for the three months ended March 31, 2021, which resulted from a net loss of approximately $62.2 million and non-cash earnings from operations of approximately $54.3 million, partially offset by net cash provided by changes in operating assets and liabilities of approximately $85.8 million.
    Net cash provided by investing activities was approximately $94.7 million for the three months ended March 31, 2021 and primarily related to proceeds received from the Sale-Leaseback Transactions.
    Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $82.5 million, which consisted primarily of proceeds of $87.4 million from our March 2021 equity offering of common stock and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $44.5 million, partially offset by net debt and insurance premium repayments of approximately $47.3 million.
Cash Requirements
There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, outside the ordinary course of business except as follows:
Washington Refinery Intermediation Agreement. On March 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to advance the term expiry date from December 21, 2022 to March 31, 2023. Please read Note 7—Inventory Financing Agreements for more information.
Supply and Offtake Agreement. On April 25, 2022, we entered into an amendment to the Supply and Offtake Agreement pursuant to which, among other things, the capacity under the Discretionary Draw Facility was increased from $165 million to $215 million. Please read Note 19—Subsequent Events for further information about the amendment.
Critical Accounting Estimates
    There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K.
Forward-Looking Statements
    Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our expectations regarding the impact of COVID-19 along with a number of recent global events including the conflict between Russia and Ukraine and certain developments in the global crude oil markets on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
    In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance; and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described above and under Critical Accounting Estimates and Risk Factors included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date they are made. Additionally, significant uncertainties remain with respect to COVID-19 and its economic effects. Due to the unpredictable and unprecedented nature of the COVID-19 pandemic, we cannot identify all potential risks to, and impacts on, our business, including the ultimate adverse economic impact to the Company’s business, results of operations, financial condition, and liquidity. There can be no guarantee that the operational and financial measures the Company has taken, and may take in the future, will be fully effective. We do not intend to update or revise any forward-looking statements as a result of new information, future events, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
    Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2022, of 118 thousand barrels per day, would change annualized operating income by approximately $42.6 million. This analysis may differ from actual results.
    In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
    All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at March 31, 2022, will settle by March 2023. Based on our net open positions at March 31, 2022, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $2.7 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
    Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2022, we consumed approximately 118 thousand barrels per day of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process during the three months ended March 31, 2022, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 10—Derivatives to our condensed consolidated financial statements for more information.

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
Interest Rate Risk
    As of March 31, 2022, we had $237.5 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on the three-month London Interbank Offered Rate (“LIBOR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $4.4 million and $4.6 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2022, we did not hold any open interest rate swaps.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
    There were no changes during the quarter ended March 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 13—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
    We are subject to certain risks. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These “Risk Factors” may be amplified by the uncertain and unprecedented nature of the COVID-19 pandemic. The overall economic conditions resulting from the risk factors described below could also impact our ability to attract and retain talent.

Our business, financial condition, results of operations, and liquidity have been adversely affected by the ongoing COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for crude oil and the refined products that we produce and sell), disruptions in global supply chains, and significant volatility and disruption of financial markets and that also has adversely affected workforces, customers, and regional and local economies.

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the impact on our business, results of operations, financial condition, and liquidity remains uncertain and difficult to predict. The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition continues to be uncertain and depends on numerous factors that continue to evolve, many of which are not within our control, and which we may not be able to effectively respond to, including, but not limited to: governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, workforce pressures and social distancing, and stay-at-home orders); the effect of the pandemic on economic activity and actions taken in response; the effect on our customers and their demand for our products; the effect of the pandemic on the creditworthiness of our customers; national or global supply chain challenges or disruption; workforce availability; facility closures; commodity cost volatility; general economic uncertainty in key global markets and financial market volatility and ability to access capital markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to a potential reoccurrence.
    Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2021 Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), and liquidity and/or stock price. Additionally, COVID-19 may also continue to affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Geopolitical conflicts, including the conflict between Russia and Ukraine, could increase the cost of our crude oil feedstocks and affect the demand for our products.
In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia, including restrictions on the importation of Russian crude oil. On March 3, 2022, we suspended purchases of Russian crude oil for our Hawaii refinery in response to the Russia-Ukraine conflict. The U.S. and other countries may impose wider sanctions and take stronger actions should the conflict further escalate. While it is difficult to predict the impact these sanctions will ultimately have on Par Pacific, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia, may increase our costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations. Additionally, Russia’s invasion of Ukraine and the international response to the conflict may exacerbate inflationary pressures, including with respect to commodity prices and energy costs. Rapid and significant changes in commodity costs may increase the cost of our crude oil feedstocks and affect the demand for our products.

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
Stock Repurchases
    The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2022	359,229	$13.67	359,229	$44,298,830
February 1 - February 28, 2022	103,184	14.25	2,901	44,258,250
March 1 - March 31, 2022	—	—	—	44,258,250
Total	462,413	$13.80	362,130
________________________________________________
(1)Shares repurchased not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards. On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date.
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

4.6
First Supplemental Indenture, dated November 20, 2018, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.21 to the Company’s registration statement on Form S-3 filed on December 21, 2018.

4.7
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

4.8
Third Supplemental Indenture, dated August 15, 2019, among Par Hawaii, LLC (successor by conversion to Par Hawaii, Inc.), Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.9
Indenture, dated as of June 5, 2020, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

10.1
Twentieth Amendment to First Lien ISDA 2002 Master Agreement entered into as of March 9, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2022.

10.2	Amendment to Second Amended and Restated Supply and Offtake Agreement dated as of March 24, 2022, between Par Hawaii Refining, LLC and J. Aron & Company, LLC.*

10.3	Twenty-First Amendment to First Lien ISDA 2002 Master Agreement entered into as of March 25, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.4
Increase Agreement and Amendment dated as of March 30, 2022, among Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Pacific Holdings, Inc., the guarantors party thereto, the incremental lender party thereto, the other lenders party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022.

10.5	Employment Offer Letter with Eric Wright dated January 17, 2017.*

10.6
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of April 25, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.

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

Date: May 6, 2022