Form 10-Q
period 2022-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2022-08-09
CIK 821483

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
For the quarterly period ended June 30, 2022

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

60,178,748 shares of Common Stock, $0.01 par value, were outstanding as of August 3, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$186,178	$112,221
Restricted cash	4,000	4,000
Total cash, cash equivalents, and restricted cash	190,178	116,221
Trade accounts receivable, net of allowances of $0.3 million and $0.4 million at June 30, 2022 and December 31, 2021, respectively	370,773	195,108
Inventories	1,160,166	790,317
Prepaid and other current assets	130,238	28,525
Total current assets	1,851,355	1,130,171
Property, plant, and equipment
Property, plant, and equipment	1,196,747	1,180,397
Less accumulated depreciation and amortization	(356,885)	(323,892)
Property, plant, and equipment, net	839,862	856,505
Long-term assets
Operating lease right-of-use assets	333,057	383,824
Intangible assets, net	14,905	16,234
Goodwill	127,262	127,262
Other long-term assets	78,899	56,255
Total assets	$3,245,340	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,874	$10,841
Obligations under inventory financing agreements	1,189,448	737,704
Accounts payable	250,689	154,543
Accrued taxes	37,195	28,641
Operating lease liabilities	51,678	53,640
Other accrued liabilities	570,051	370,424
Total current liabilities	2,109,935	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	508,997	553,717
Finance lease liabilities	7,214	7,691
Operating lease liabilities	287,648	335,094
Other liabilities	52,817	52,256
Total liabilities	2,966,611	2,304,551
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, 60,219,925 shares and 60,161,955 shares issued at June 30, 2022 and December 31, 2021, respectively	602	602
Additional paid-in capital	827,623	821,713
Accumulated deficit	(551,998)	(559,117)
Accumulated other comprehensive income	2,502	2,502
Total stockholders’ equity	278,729	265,700
Total liabilities and stockholders’ equity	$3,245,340	$2,570,251

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$2,106,332	$1,217,525	$3,456,625	$2,106,205

Operating expenses
Cost of revenues (excluding depreciation)	1,808,925	1,197,298	3,159,174	2,086,161
Operating expense (excluding depreciation)	82,342	68,821	163,746	143,009
Depreciation and amortization	25,583	23,548	49,363	46,428
Loss (gain) on sale of assets, net	15	510	15	(64,402)
General and administrative expense (excluding depreciation)	15,438	12,201	31,331	24,086
Acquisition and integration costs	—	(352)	63	86
Total operating expenses	1,932,303	1,302,026	3,403,692	2,235,368

Operating income (loss)	174,029	(84,501)	52,933	(129,163)

Other income (expense)
Interest expense and financing costs, net	(18,154)	(17,186)	(34,548)	(35,337)
Debt extinguishment and commitment costs	(5,672)	(6,628)	(5,672)	(8,135)
Gain on curtailment of pension obligation	—	—	—	2,032
Other income (loss), net	47	(36)	49	25
Total other expense, net	(23,779)	(23,850)	(40,171)	(41,415)

Income (loss) before income taxes	150,250	(108,351)	12,762	(170,578)
Income tax expense	(1,125)	(607)	(688)	(607)
Net income (loss)	$149,125	$(108,958)	$12,074	$(171,185)

Income (loss) per share
Basic	$2.51	$(1.84)	$0.20	$(3.01)
Diluted	$2.50	$(1.84)	$0.20	$(3.01)
Weighted-average number of shares outstanding
Basic	59,479	59,367	59,449	56,837
Diluted	59,642	59,367	59,644	56,837

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$149,125	$(108,958)	$12,074	$(171,185)
Other comprehensive income (loss):
Other post-retirement benefits income, net of tax	—	—	—	3,996
Total other comprehensive income, net of tax	—	—	—	3,996
Comprehensive income (loss)	$149,125	$(108,958)	$12,074	$(167,189)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$12,074	$(171,185)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	49,363	46,428
Debt extinguishment and commitment costs	5,672	8,135
Non-cash interest expense	2,106	3,638
Non-cash lower of cost and net realizable value adjustment	(463)	(10,595)
Deferred taxes	615	—
Loss (gain) on sale of assets, net	15	(64,402)
Stock-based compensation	5,769	4,072
Unrealized gain on derivative contracts	(13,155)	(5,517)
Net changes in operating assets and liabilities:
Trade accounts receivable	(174,818)	(99,462)
Prepaid and other assets	(68,580)	5,482
Inventories	(369,846)	(184,107)
Deferred turnaround expenditures	(29,688)	(5,731)
Obligations under inventory financing agreements	309,396	199,644
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	299,197	275,415
Net cash provided by operating activities	27,657	1,815
Cash flows from investing activities:
Capital expenditures	(29,020)	(14,007)
Proceeds from sale of assets	68	102,854
Net cash provided by (used in) investing activities	(28,952)	88,847
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	87,193
Proceeds from borrowings	256,163	56,409
Repayments of borrowings	(313,143)	(197,669)
Net borrowings on deferred payment arrangements, discretionary draw facilities, and receivable advances	142,348	76,032
Purchase of common stock for retirement	(6,483)	(1,323)
Payments for debt extinguishment and commitment costs	(3,983)	(5,618)
Other financing activities, net	350	334
Net cash provided by financing activities	75,252	15,358
Net increase in cash, cash equivalents, and restricted cash	73,957	106,020
Cash, cash equivalents, and restricted cash at beginning of period	116,221	70,309
Cash, cash equivalents, and restricted cash at end of period	$190,178	$176,329
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(30,735)	$(37,601)
Taxes	(13)	54
Non-cash investing and financing activities:
Accrued capital expenditures	$3,818	$2,129
ROU assets obtained in exchange for new finance lease liabilities	594	1,102
ROU assets obtained in exchange for new operating lease liabilities	13,692	87,331
ROU assets terminated in exchange for release from operating lease liabilities	32,902	113

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,343	—	—	87,401
Stock-based compensation	461	3	1,883	—	—	1,886
Purchase of common stock for retirement	(76)	—	(1,321)	—	—	(1,321)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	3,996	3,996
Net loss	—	—	—	(62,227)	—	(62,227)
Balance, March 31, 2021	60,142	601	814,467	(539,255)	254	276,067
Common stock offering, net of issuance costs	—	—	(208)	—	—	(208)
Issuance of common stock for employee stock purchase plan	42	1	713	—	—	714
Stock-based compensation	1	—	2,079	—	—	2,079
Purchase of common stock for retirement	—	—	(2)	—	—	(2)
Net loss	—	—	—	(108,958)	—	(108,958)
Balance, June 30, 2021	60,185	$602	$817,049	$(648,213)	$254	$169,692

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Stock-based compensation	412	3	3,655	—	—	3,658
Purchase of common stock for retirement	(462)	(4)	(1,431)	(4,955)	—	(6,390)
Net loss	—	—	—	(137,051)	—	(137,051)
Balance, March 31, 2022	60,112	601	823,937	(701,123)	2,502	125,917
Issuance of common stock for employee stock purchase plan	41	—	632	—	—	632
Purchase of common stock for retirement	(1)	—	(94)	—	—	(94)
Stock-based compensation	3	—	2,017	—	—	2,017
Exercise of stock options	65	1	1,131	—	—	1,132
Net income	—	—	—	149,125	—	149,125
Balance, June 30, 2022	60,220	$602	$827,623	$(551,998)	$2,502	$278,729

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Note 1—Overview
    Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically complex, niche markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries in Hawaii, Wyoming, and Washington.
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
    As of June 30, 2022, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.

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
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry, and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and six months ended June 30, 2022 or 2021.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$5,175	$5,341	$10,227	$10,560
Operating expense	13,183	13,080	26,080	25,882
General and administrative expense	771	715	1,419	1,595
Recent Accounting Pronouncements
    There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Note 3—Investment in Laramie Energy, LLC
    As of June 30, 2022, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was zero as of June 30, 2022 and December 31, 2021.
Laramie Energy has a term loan agreement which provides a term loan secured by a lien on its natural gas and crude oil properties and related assets. As of June 30, 2022, the term loan had an outstanding balance of $91.8 million. Under the terms of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025.
    Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$52,908	$68,779
Non-current assets	326,050	328,571
Current liabilities	60,983	107,976
Non-current liabilities	238,635	177,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Natural gas and oil revenues	$57,885	$37,616	$108,734	$119,964
Income from operations	29,954	5,941	54,068	53,150
Net income (loss)	383	133	(32,517)	40,584

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Laramie Energy’s net income (loss) includes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation, depletion, and amortization	$5,555	$8,772	$11,264	$15,756
Unrealized loss on derivative instruments	10,734	731	53,389	182
Note 4—Revenue Recognition
    As of June 30, 2022 and December 31, 2021, receivables from contracts with customers were $356.1 million and $189.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $30.3 million and $10.1 million as of June 30, 2022 and December 31, 2021, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended June 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$614,942	$—	$112,231
Distillates (1)	896,601	—	11,224
Other refined products (2)	526,854	—	—
Merchandise	—	—	22,907
Transportation and terminalling services	—	50,633	—
Other revenue	6,058	—	849
Total segment revenues (3)	$2,044,455	$50,633	$147,211

Three Months Ended June 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$393,283	$—	$86,182
Distillates (1)	491,626	—	6,942
Other refined products (2)	270,757	—	—
Merchandise	—	—	24,146
Transportation and terminalling services	—	48,706	—
Other revenue	181	—	1,176
Total segment revenues (3)	$1,155,847	$48,706	$118,446

Six Months Ended June 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,016,051	$—	$202,006
Distillates (1)	1,484,684	—	19,734
Other refined products (2)	830,461	—	—
Merchandise	—	—	43,722
Transportation and terminalling services	—	93,094	—
Other revenue	12,482	—	1,658
Total segment revenues (3)	$3,343,678	$93,094	$267,120

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Six Months Ended June 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$670,862	$—	$150,004
Distillates (1)	842,425	—	12,010
Other refined products (2)	480,537	—	—
Merchandise	—	—	45,432
Transportation and terminalling services	—	90,015	—
Other revenue	778	—	2,188
Total segment revenues (3)	$1,994,602	$90,015	$209,634
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 5—Inventories
    Inventories at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
June 30, 2022
Crude oil and feedstocks	$237,399	$236,813	$474,212
Refined products and blendstock	206,927	269,549	476,476
Warehouse stock and other (2)	209,478	—	209,478
Total	$653,804	$506,362	$1,160,166

December 31, 2021
Crude oil and feedstocks	$102,085	$199,282	$301,367
Refined products and blendstock	179,737	142,872	322,609
Warehouse stock and other (2)	166,341	—	166,341
Total	$448,163	$342,154	$790,317
________________________________________________________
(1)Please read Note 7—Inventory Financing Agreements for further information.
(2)Includes $160.4 million and $120.1 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of June 30, 2022 and December 31, 2021, respectively. RINs and environmental credit obligations of $460.9 million and $311.0 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
    As of June 30, 2022, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2021, there was a $0.5 million reserve for the lower of cost or net realizable value of inventory. As of June 30, 2022 and December 31, 2021, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $111.6 million and $46.0 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Note 6—Prepaid and Other Current Assets
    Prepaid and other current assets at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Advances to suppliers for crude purchases	$12,513	$—
Collateral posted with broker for derivative instruments (1)	72,162	6,053
Prepaid insurance	4,911	14,110
Derivative assets	33,864	1,260
Deferred inventory financing charges	—	4,073
Other	6,788	3,029
Total	$130,238	$28,525
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.
Note 7—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	June 30, 2022	December 31, 2021
Supply and Offtake Agreement	$933,001	$569,158
Washington Refinery Intermediation Agreement	256,447	168,546
Obligations under inventory financing agreements	$1,189,448	$737,704
Supply and Offtake Agreement
Under the Second Amended and Restated Supply and Offtake Agreement (as amended, the “Supply and Offtake Agreement”), J. Aron & Company LLC (“J. Aron”) finances the majority of the crude oil utilized at the Hawaii refinery, holds legal title to the crude oil stored in our storage tanks before processing until title passes to us at the tank outlet, and buys refined products produced at our Hawaii refinery, after which we repurchase the refined products prior to selling them to our retail locations or third parties. Under the Supply and Offtake Agreement, J. Aron may enter into agreements with third parties whereby J. Aron remits payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of June 30, 2022, we had no obligations due to J. Aron under this contractual undertakings agreement. The Supply and Offtake Agreement expires May 31, 2024 (as extended, the “Expiration Date”), subject to a one-year extension at the mutual agreement of the parties at least 120 days prior to the Expiration Date.
The Supply and Offtake Agreement also makes available a discretionary draw facility (the “Discretionary Draw Facility”) to Par Hawaii Refining, LLC (“PHR”). As of June 30, 2022, the capacity of the Discretionary Draw Facility was $210.0 million and we had $208.1 million outstanding. As of December 31, 2021, our outstanding balance under the Discretionary Draw Facility was equal to our borrowing base of $126.2 million.
On April 25, 2022, we entered into an Amendment (the “S&O Amendment”) to the Supply and Offtake Agreement which, among other things, amended the maximum commitment amount under the Discretionary Draw Facility from $165 million to $215 million. The S&O Amendment further increased the limit in the borrowing base for eligible hydrocarbon inventory from $82.5 million to $107.5 million. The S&O Amendment further requires a $5.0 million reserve against the borrowing base at any time more than $165 million is outstanding in discretionary draw advances made to PHR; the reserve may be reduced by the posting of cash collateral by PHR in accordance with the terms of the S&O Amendment.
    Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021, we entered into multiple contracts to fix certain market fees for the period from May 2021 through May 2022 for $18.2 million. In 2022, we entered into additional contracts to fix certain fees for the month of March 2022 for $4.5 million. The amount due to or from J. Aron is recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We had no fixed market fees due to or from J. Aron as of June 30, 2022. As of December 31, 2021, we had a payable of $6.2 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Washington Refinery Intermediation Agreement
    The Washington Refinery Intermediation Agreement with Merrill Lynch Commodities, Inc. (“MLC”) provides a structured financing arrangement based on U.S. Oil & Refining Co. and certain affiliated entities’ crude oil and refined products inventories and associated accounts receivable. On March 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to advance the term expiry date from December 21, 2022 to March 31, 2023. On May 9, 2022, we and MLC further amended the Washington Refinery Intermediation Agreement to increase the MLC receivable advances from $90 million to $115 million.
    As of June 30, 2022, and December 31, 2021, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $115.0 million and $54.5 million, respectively. Additionally, as of June 30, 2022, and December 31, 2021, we had approximately $280.5 million and $167.0 million in letters of credit outstanding through MLC’s credit support, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees	$28,522	$5,280	$39,445	$9,050
Interest expense and financing costs, net	1,858	478	3,102	1,324
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$765	$1,500	$1,736
Interest expense and financing costs, net	2,943	1,134	4,897	2,111
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 8—Other Accrued Liabilities

Other accrued liabilities at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and other employee benefits	$20,484	$19,710
Derivative liabilities	41,347	1,431
Gross environmental credit obligations (1)	460,931	311,014
Other	47,289	38,269
Total	$570,051	$370,424
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of June 30, 2022 and December 31, 2021. Please read Note 11—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $160.4 million and $120.1 million as of June 30, 2022 and December 31, 2021, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Note 9—Debt
    The following table summarizes our outstanding debt (in thousands):

	June 30, 2022	December 31, 2021
ABL Credit Facility due 2025	$—	$—
7.75% Senior Secured Notes due 2025	291,000	296,000
Term Loan B due 2026	209,375	215,625
12.875% Senior Secured Notes due 2026	31,314	68,250
Principal amount of long-term debt	531,689	579,875
Less: unamortized discount and deferred financing costs	(11,818)	(15,317)
Total debt, net of unamortized discount and deferred financing costs	519,871	564,558
Less: current maturities, net of unamortized discount and deferred financing costs	(10,874)	(10,841)
Long-term debt, net of current maturities	$508,997	$553,717
    As of June 30, 2022 and December 31, 2021, we had $44.8 million and $18.5 million, respectively, in letters of credit outstanding under the loan and security agreements with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”). We had $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of June 30, 2022 and December 31, 2021 under agreements with MLC and under certain other facilities.

    Under the ABL Credit Facility, the indentures governing the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and the term loan facility with Goldman Sachs Bank USA (the “Term Loan B Facility”), our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility
Under the ABL Credit Facility, we have a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On February 2, 2022, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”, formerly known as Par Hawaii, Inc. and includes the assets of the dissolved entity formerly known as Mid Pac Petroleum, LLC), Hermes Consolidated, LLC, and Wyoming Pipeline Company, LLC (collectively, the “ABL Borrowers”), entered into the Amended and Restated Loan and Security Agreement (as amended from time to time, the “ABL Loan Agreement”) dated as of February 2, 2022, with certain lenders and Bank of America, N.A., as administrative agent and collateral agent, which amended and restated the Loan and Security Agreement dated as of December 21, 2017, in its entirety. The ABL Loan Agreement increased the maximum principal amount of the ABL Revolver at any time outstanding from $85 million to $105 million, subject to a borrowing base, including a sublimit of $15 million for swingline loans and a sublimit of $65 million for the issuance of standby or commercial letters of credit, extended the maturity date of the ABL Revolver to February 2, 2025, and modified the ABL Revolver interest rate definitions to be based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York, among other modifications. The ABL Loan Agreement also included an accordion feature that would allow the ABL Borrowers to increase the size of the facility by up to $50 million in the aggregate, subject to certain limitations and conditions.
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
As of June 30, 2022, the ABL Revolver had no outstanding revolving loans, $44.8 million in letters of credit outstanding, and a borrowing base of approximately $142.5 million.
7.75% Senior Secured Notes Due 2025
Our 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. On May 24, 2022, we repurchased and cancelled $5.0 million in aggregate principal amount of the 7.75% Senior Secured Notes at a repurchase price of 97.500% of the aggregate principal amount of notes repurchased. We recognized a discount of $0.1 million and incurred debt extinguishment costs of $0.1 million, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the six months ended June 30, 2022. As of June 30, 2022, the 7.75% Senior Secured Notes had an outstanding principal balance of $291.0 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

12.875% Senior Secured Notes due 2026
The 12.875% Senior Secured Notes bear interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021) and will mature on January 15, 2026. We repurchased and cancelled $13.9 million and $21.7 million in aggregate principal amount of 12.875% Senior Secured Notes on May 16, 2022 and May 27, 2022, respectively, at a repurchase price of 111.125% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. On June 13, 2022, we repurchased an additional $1.3 million in aggregate principal amount of the notes at a repurchase price of 111.000% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. We paid premiums of approximately $4.1 million upon repurchases of the 12.875% Senior Secured Notes during the six months ended June 30, 2022. We incurred aggregate debt extinguishment costs of $1.6 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the six months ended June 30, 2022. As of June 30, 2022, $31.3 million in aggregate principal amount of the 12.875% Senior Secured Notes remained outstanding.
Cross Default Provisions
    Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2022, we were in compliance with all of our debt instruments.
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
    Our open futures and over-the-counter (“OTC”) swaps at June 30, 2022, will settle by March 2023. At June 30, 2022, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	12,007	(13,192)	(1,185)
Swaps	1,000	(2,530)	(1,530)
Total	13,007	(15,722)	(2,715)
At June 30, 2022, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of June 30, 2022:

June 30, 2022
Average barrels per month	75,000
Weighted-average strike price - floor (in dollars)	$59.34
Weighted-average strike price - ceiling (in dollars)	$75.36
Earliest commencement date	January 2022
Furthest expiry date	December 2022

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Interest Rate Derivatives
    We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. In May 2019, we entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap. At June 30, 2022, and December 31, 2021, we did not hold any interest rate derivative instruments.
    The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2022, and December 31, 2021, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2022	December 31, 2021
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$33,864	$1,260
Commodity derivatives	Other accrued liabilities	(41,347)	(1,431)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(45,191)	(15,151)
MLC terminal obligation derivative	Obligations under inventory financing agreements	36,699	(22,170)
_________________________________________________________
(1)Does not include cash collateral of $72.2 million and $6.1 million recorded in Prepaid and other current assets as of June 30, 2022, and December 31, 2021, respectively, and $9.5 million in Other long-term assets as of both June 30, 2022, and December 31, 2021.
    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2022	2021	2022	2021
Commodity derivatives	Cost of revenues (excluding depreciation)	$(39,024)	$(10,223)	$(57,478)	$(9,592)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	13,229	(4,542)	(30,040)	(5,317)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(25,796)	(31,229)	(90,192)	(55,601)
Interest rate derivatives	Interest expense and financing costs, net	—	—	—	104
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
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product and range from a discount of $8.61 per barrel to a premium of $71.58 per barrel as of June 30, 2022. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at June 30, 2022, or December 31, 2021. Please read Note 10—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of June 30, 2022, and December 31, 2021, are presented gross in the tables below (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$104,210	$35,405	$—	$139,615	$(105,751)	$33,864

Liabilities
Commodity derivatives	$(142,300)	$(4,798)	$—	$(147,098)	$105,751	$(41,347)
J. Aron repurchase obligation derivative	—	—	(45,191)	(45,191)	—	(45,191)
MLC terminal obligation derivative	—	—	36,699	36,699	—	36,699
Gross environmental credit obligations (2)	—	(460,931)	—	(460,931)	—	(460,931)
Total Liabilities	$(142,300)	$(465,729)	$(8,492)	$(616,521)	$105,751	$(510,770)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

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
_________________________________________________________
(1)Does not include cash collateral of $81.7 million and $15.6 million as of June 30, 2022, and December 31, 2021, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $160.4 million and $120.1 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of June 30, 2022, and December 31, 2021, respectively.
    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, at beginning of period	$(52,678)	$(21,162)	$(37,321)	$(30,958)
Settlements	56,753	20,569	149,061	55,512
Acquired	—	—	—	—
Total gains (losses) included in earnings	(12,567)	(35,771)	(120,232)	(60,918)
Balance, at end of period	$(8,492)	$(36,364)	$(8,492)	$(36,364)
    The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	286,348	275,723
Term Loan B Facility due 2026 (1)	203,546	200,477
12.875% Senior Secured Notes due 2026 (1)	29,977	34,408

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of June 30, 2022. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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
    The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities as of June 30, 2022 and December 31, 2021 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Finance	Property, plant, and equipment	$21,150	$20,556
Finance	Accumulated amortization	(9,362)	(8,397)
Finance	Property, plant, and equipment, net	$11,788	$12,159
Operating	Operating lease right-of-use assets	333,057	383,824
Total right-of-use assets		$344,845	$395,983

Liabilities
Current
Finance	Other accrued liabilities	$1,714	$1,540
Operating	Operating lease liabilities	51,678	53,640
Long-term
Finance	Finance lease liabilities	7,214	7,691
Operating	Operating lease liabilities	287,648	335,094
Total lease liabilities		$348,254	$397,965

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

The following table summarizes the weighted-average lease terms and discount rates of our leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Finance	5.91	6.29
Operating	9.88	11.28
Weighted-average discount rate
Finance	7.33%	7.46%
Operating	6.89%	6.70%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (income) type	2022	2021	2022	2021
Finance lease cost
Amortization of finance lease ROU assets	$484	$460	$968	$950
Interest on lease liabilities	162	149	323	323
Operating lease cost	21,993	23,367	44,247	45,744
Variable lease cost	1,491	1,633	2,737	3,405
Short-term lease cost	1,359	174	2,345	203
Net lease cost	$25,489	$25,783	$50,620	$50,625

Operating lease income (1)	$(3,219)	$(727)	$(4,065)	$(1,489)
_________________________________________________________
(1)From time to time, we enter into lease arrangements where we are the lessor in order to utilize a portion of our fixed assets not currently used in our primary operations. All of these lessor leases are classified as operating leases, whereby we do not derecognize the underlying asset, and the income from our customers is recognized as revenue on a straight-line basis over the lease term. The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2022	2021
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$761	$1,874
Operating cash flows from finance leases	311	325
Operating cash flows from operating leases	42,901	44,023
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	594	1,102
ROU assets obtained in exchange for new operating lease liabilities	13,692	87,331
ROU assets terminated in exchange for release from operating lease liabilities	32,902	113

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2022 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2022 (1)	$1,133	$39,157	$40,290
2023	2,286	64,249	66,535
2024	1,955	53,762	55,717
2025	1,794	49,532	51,326
2026	1,327	44,599	45,926
2027	1,097	42,523	43,620
Thereafter	1,582	153,056	154,638
Total lease payments	11,174	446,878	458,052
Less amount representing interest	(2,246)	(107,552)	(109,798)
Present value of lease liabilities	$8,928	$339,326	$348,254
_________________________________________________________
(1)Represents the period from July 1, 2022 to December 31, 2022.
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. For example, during the first quarter of 2022 we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil that occurred between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we intend to appeal. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in Hawaii free trade zones from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii free trade zones, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
Environmental Matters
    Like other petroleum refiners, our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2022, we have accrued $15.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended June 30, 2022 and 2021

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
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. As of June 30, 2022, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 and 2022 compliance years is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022.
Additionally, the RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. We petitioned the EPA for a small refinery waiver for certain of our refineries for 2019-2020, but in January 2021, the EPA announced it would cease granting hardship exemptions to small refineries that had not received continuous exemptions since 2011. In HollyFrontier Cheyenne Refining, LLC v. Renewable Fuels Association, the United States Supreme Court recently held that the CAA authorizes the EPA to exempt a small refinery from compliance with the renewable fuel standards program even if the small refinery had not received an exemption in each year since the program began in 2011. On June 3, 2022, the EPA denied our pending small refinery exemption applications for 2019-2020.
The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
    In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15. On July 2, 2021, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s approval of year-round E15 sales. However, on April 29, 2022, in response to supply challenges caused in part by Russia’s invasion of Ukraine, the EPA issued an emergency waiver to permit E15 sales during the summer of 2022. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
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
For the Interim Periods Ended June 30, 2022 and 2021

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
    As of June 30, 2022, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Interim Periods Ended June 30, 2022 and 2021

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
Note 14—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. During the six months ended June 30, 2022, we repurchased 362 thousand shares under this share repurchase program for a total of $5.0 million. No shares were repurchased during the three months ended June 30, 2022.
Incentive Plans
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted Stock Awards	$1,153	$1,252	$2,902	$2,364
Restricted Stock Units	338	328	1,011	656
Stock Option Awards	525	499	1,761	945
    During the three and six months ended June 30, 2022, we granted 36 thousand and 397 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.5 million and $5.9 million, respectively. As of June 30, 2022, there were approximately $11.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
    During the six months ended June 30, 2022, we granted 449 thousand stock option awards with a weighted-average exercise price of $14.91 per share, but no grants were made for the three months ended June 30, 2022. As of June 30, 2022, there were approximately $5.4 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
    During the six months ended June 30, 2022, we granted 50 thousand performance restricted stock units to executive officers, but no grants were made for the three months ended June 30, 2022. These performance restricted stock units had a fair value of approximately $0.7 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2022, there were approximately $1.3 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Note 15—Income (Loss) per Share
    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$149,125	$(108,958)	$12,074	$(171,185)
Less: Undistributed income allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	149,125	(108,958)	12,074	(171,185)
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income (loss) per common share	$149,125	$(108,958)	$12,074	$(171,185)

Basic weighted-average common stock shares outstanding	59,479	59,367	59,449	56,837
Plus: dilutive effects of common stock equivalents (1)	163	—	195	—
Diluted weighted-average common stock shares outstanding	59,642	59,367	59,644	56,837

Basic income (loss) per common share	$2.51	$(1.84)	$0.20	$(3.01)
Diluted income (loss) per common share	$2.50	$(1.84)	$0.20	$(3.01)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	247	830	439	828
Shares of stock options	2,402	2,288	2,404	2,188
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes (2)	—	2,258	—	2,480
_________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss per common share for the three and six months ended June 30, 2021.
(2)We had no 5.00% Convertible Senior Notes outstanding for the three and six months ended June 30, 2022.
Note 16—Income Taxes
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2022 and December 31, 2021.
    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of June 30, 2022 and December 31, 2021.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Note 17—Segment Information
    We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
    Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	2,044,455	50,633	147,211	(135,967)	$2,106,332
Cost of revenues (excluding depreciation)	1,799,577	25,739	119,642	(136,033)	1,808,925
Operating expense (excluding depreciation)	59,101	3,797	19,444	—	82,342
Depreciation and amortization	16,979	5,211	2,600	793	25,583
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	15,438	15,438
Acquisition and integration costs	—	—	—	—	—
Operating income (loss)	$168,798	$15,898	$5,525	$(16,192)	$174,029
Interest expense and financing costs, net					(18,154)
Debt extinguishment and commitment costs					(5,672)
Other income, net					47
Income before income taxes					150,250
Income tax expense					(1,125)
Net income					$149,125

Capital expenditures	$8,666	$2,177	$1,508	$336	$12,687

Three Months Ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,155,847	$48,706	$118,446	$(105,474)	$1,217,525
Cost of revenues (excluding depreciation)	1,190,797	25,314	86,671	(105,484)	1,197,298
Operating expense (excluding depreciation)	47,944	3,494	17,383	—	68,821
Depreciation and amortization	14,561	5,377	2,874	736	23,548
Loss (gain) on sale of assets, net	1,664	(21)	(1,133)	—	510
General and administrative expense (excluding depreciation)	—	—	—	12,201	12,201
Acquisition and integration costs	—	—	—	(352)	(352)
Operating income (loss)	$(99,119)	$14,542	$12,651	$(12,575)	$(84,501)
Interest expense and financing costs, net					(17,186)
Debt extinguishment and commitment costs					(6,628)
Other expense, net					(36)
Loss before income taxes					(108,351)
Income tax expense					(607)
Net loss					$(108,958)

Capital expenditures	$2,432	$1,112	$1,983	$302	$5,829
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $136.0 million and $105.5 million for the three months ended June 30, 2022 and 2021, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Six Months Ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,343,678	$93,094	$267,120	$(247,267)	$3,456,625
Cost of revenues (excluding depreciation)	3,143,492	49,488	213,484	(247,290)	3,159,174
Operating expense (excluding depreciation)	117,401	7,570	38,775	—	163,746
Depreciation and amortization	32,312	10,298	5,291	1,462	49,363
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	31,331	31,331
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$50,473	$25,750	$9,570	$(32,860)	$52,933
Interest expense and financing costs, net					(34,548)
Debt extinguishment and commitment costs					(5,672)
Other income, net					49
Income before income taxes					12,762
Income tax expense					(688)
Net income					$12,074

Capital expenditures	$21,495	$3,910	$3,089	$526	$29,020

Six Months Ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,994,602	$90,015	$209,634	$(188,046)	$2,106,205
Cost of revenues (excluding depreciation)	2,074,274	47,396	152,543	(188,052)	2,086,161
Operating expense (excluding depreciation)	101,282	7,390	34,337	—	143,009
Depreciation and amortization	28,625	10,631	5,534	1,638	46,428
Loss (gain) from sale of assets, net	(19,595)	(21)	(44,786)	—	(64,402)
General and administrative expense (excluding depreciation)	—	—	—	24,086	24,086
Acquisition and integration costs	—	—	—	86	86
Operating income (loss)	$(189,984)	$24,619	$62,006	$(25,804)	$(129,163)
Interest expense and financing costs, net					(35,337)
Debt extinguishment and commitment costs					(8,135)
Gain on curtailment of pension obligation					2,032
Other income, net					25
Loss before income taxes					(170,578)
Income tax expense					(607)
Net loss					$(171,185)

Capital expenditures	$7,007	$3,963	$2,575	$462	$14,007
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $247.3 million and $188.0 million for the six months ended June 30, 2022 and 2021, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2022 and 2021

Note 18—Related Party Transactions
Equity Group Investments (“EGI”) - Service Agreement
    On September 17, 2013, we entered into a letter agreement (“Services Agreement”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP (“ZCOF”), which owned 10% or more of our common stock directly or through affiliates during the second quarter of 2022. Pursuant to the Services Agreement, EGI agreed to provide us with ongoing strategic, advisory, and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions, or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions, or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory, and consulting services as may be reasonably requested by us.
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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and six months ended June 30, 2022 or 2021.

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
    As of June 30, 2022, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. Given the improved outlook for natural gas, we are considering strategic alternatives with respect to our investment in Laramie Energy, including, among other things, a change in the size of our investment.
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
Recent Events Affecting Comparability of Periods
During the first half of 2022, the global market for energy commodities experienced rising prices and significant volatility. The price of crude oil continues to rise as the global economy recovers from lows related to the COVID-19 pandemic. The Organization of the Petroleum Exporting Companies (“OPEC”) and its oil-producing allies are forecasting production increases and increasing global demand throughout 2022. This rise in demand is driven by a recovery of global travel to pre-pandemic levels as well as a rise in gasoline demand as people return to in-office work and traveling. In March, the U.S. Centers for Disease Control and Prevention (“CDC”) lifted its Travel Health Notice for cruise ships in response to the decline in COVID-19 cases, and, as of April, the U.S. Transportation Security Administration (“TSA”) no longer requires masking on U.S. domestic flights. Airline companies, which represent a significant portion of our Hawaii market through jet fuel sales, have forecasted significant increases in air travel volumes for the remainder of 2022 and Hawaii visitor counts for the first half of 2022 are in excess of 90% of pre-pandemic levels.
Over the past 12 months, energy prices increased 41.6% and U.S. gasoline prices increased 11.2% in June alone. Rising gasoline prices, and rising energy prices overall, are indicators of inflation and the U.S. Federal Reserve (the “Fed”) has begun taking steps to try to curb inflation. In summer 2022, the Fed increased its benchmark interest rate by 75 basis points twice, to 1.75% in June and to 2.5% in July, bringing the benchmark rate to its highest level since December 2018. Following the July increase, the Fed indicated that it was open to further increases in September. These actions by the Fed are intended to cool rising U.S. inflation rates, which have increased 9.1% year over year as of June 2022, by slowing economic growth and nonessential consumer spending (including travel). If consumer spending decreases as a result of these actions, it is expected that demand and prices for our products will decrease in kind.
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
    As of the date of this Quarterly Report on Form 10-Q, the Russia-Ukraine conflict is ongoing and continues to impact the global economy. We will continue to monitor the effects the conflict has on the global financial markets and our operations. Please read Item 1A. — Risk Factors for more information on the Russia-Ukraine conflict and its potential impacts on our business. Additionally, the financial results contained in this Quarterly Report on Form 10-Q reflect rebounding demand driven by decreasing COVID-19 pandemic-related demand suppression experienced in the regions in which we operate. Although case counts are increasing relative to early in the pandemic, widespread vaccine availability has lessened the severity of COVID-19 cases leading to increased travel and public contact. The pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. The full magnitude of the impact of these and other events on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
    Net Income (Loss). Our financial results for the second quarter of 2022 improved from a net loss of $109.0 million for the three months ended June 30, 2021 to net income of $149.1 million for the three months ended June 30, 2022. The increase was primarily driven by higher product crack spreads and a favorable change in FIFO benefit at our Hawaii refinery, partially offset by higher purchased product differentials and derivative costs and higher RINs expenses.
    Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended June 30, 2022, Adjusted EBITDA was $242.1 million compared to $26.7 million for the three months ended June 30, 2021. The increase was primarily related to improved crack spreads across all of our refineries, partially offset by unfavorable purchased product differentials and realized derivatives at our Hawaii refinery and higher costs related to our inventory financing agreements.
    For the three months ended June 30, 2022, Adjusted Net Income was $197.2 million compared to a loss of $14.7 million for the three months ended June 30, 2021. The improvement was primarily related to the factors described above for the increase in Adjusted EBITDA.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
    Net Income (Loss). Our financial results improved from a net loss of $171.2 million for the six months ended June 30, 2021 to net income of $12.1 million for the six months ended June 30, 2022. The increase in profitability was primarily driven by higher product crack spreads, partially offset by unfavorable purchased product differentials and derivatives costs, higher costs associated with our inventory financing agreements, and a gain of $63.9 million related to the 2021 Hawaii sale-leaseback transactions in the six months ended June 30, 2021 with no such gain in the 2022 comparable period.
    Adjusted EBITDA and Adjusted Net Income (Loss). For the six months ended June 30, 2022, Adjusted EBITDA was $254.5 million compared to $40.4 million for the six months ended June 30, 2021. The improvement was primarily related to favorable crack spreads across all of our refineries, partially offset by unfavorable purchased product differentials and realized derivatives at our Hawaii refinery and higher costs related to our inventory financing agreements. Other factors impacting our results period over period include increased fuel burn costs, a 4% decrease in refining sales volume primarily related to the Washington refinery turnaround in 2022, and higher operating expenses compared to the comparable period in 2021.
    For the six months ended June 30, 2022, Adjusted Net Income was $169.9 million compared to a loss of $42.0 million for the six months ended June 30, 2021. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA.

    The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues	$2,106,332	$1,217,525	$888,807	73%
Cost of revenues (excluding depreciation)	1,808,925	1,197,298	611,627	51%
Operating expense (excluding depreciation)	82,342	68,821	13,521	20%
Depreciation and amortization	25,583	23,548	2,035	9%
Loss on sale of assets, net	15	510	(495)	(97)%
General and administrative expense (excluding depreciation)	15,438	12,201	3,237	27%
Acquisition and integration costs	—	(352)	352	100%
Total operating expenses	1,932,303	1,302,026
Operating income (loss)	174,029	(84,501)
Other income (expense)
Interest expense and financing costs, net	(18,154)	(17,186)	(968)	6%
Debt extinguishment and commitment costs	(5,672)	(6,628)	956	(14)%
Other income (expense), net	47	(36)	83	231%
Total other expense, net	(23,779)	(23,850)
Income (loss) before income taxes	150,250	(108,351)
Income tax expense	(1,125)	(607)	(518)	85%
Net income (loss)	$149,125	$(108,958)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues	$3,456,625	$2,106,205	$1,350,420	64%
Cost of revenues (excluding depreciation)	3,159,174	2,086,161	1,073,013	51%
Operating expense (excluding depreciation)	163,746	143,009	20,737	15%
Depreciation and amortization	49,363	46,428	2,935	6%
Loss (gain) on sale of assets, net	15	(64,402)	64,417	(100)%
General and administrative expense (excluding depreciation)	31,331	24,086	7,245	30%
Acquisition and integration costs	63	86	(23)	(27)%
Total operating expenses	3,403,692	2,235,368
Operating income (loss)	52,933	(129,163)
Other income (expense)
Interest expense and financing costs, net	(34,548)	(35,337)	789	(2)%
Debt extinguishment and commitment costs	(5,672)	(8,135)	2,463	(30)%
Gain on curtailment of pension obligation	—	2,032	(2,032)	(100)%
Other income, net	49	25	24	96%
Total other expense, net	(40,171)	(41,415)
Income (loss) before income taxes	12,762	(170,578)
Income tax expense	(688)	(607)	(81)	(13)%
Net income (loss)	$12,074	$(171,185)

    The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2022 and 2021 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,044,455	$50,633	$147,211	$(135,967)	$2,106,332
Cost of revenues (excluding depreciation)	1,799,577	25,739	119,642	(136,033)	1,808,925
Operating expense (excluding depreciation)	59,101	3,797	19,444	—	82,342
Depreciation and amortization	16,979	5,211	2,600	793	25,583
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	15,438	15,438
Acquisition and integration costs	—	—	—	—	—
Operating income (loss)	$168,798	$15,898	$5,525	$(16,192)	$174,029

Three months ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,155,847	$48,706	$118,446	$(105,474)	$1,217,525
Cost of revenues (excluding depreciation)	1,190,797	25,314	86,671	(105,484)	1,197,298
Operating expense (excluding depreciation)	47,944	3,494	17,383	—	68,821
Depreciation and amortization	14,561	5,377	2,874	736	23,548
Loss (gain) on sale of assets, net	1,664	(21)	(1,133)	—	510
General and administrative expense (excluding depreciation)	—	—	—	12,201	12,201
Acquisition and integration costs	—	—	—	(352)	(352)
Operating income (loss)	$(99,119)	$14,542	$12,651	$(12,575)	$(84,501)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $136.0 million and $105.5 million for the three months ended June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,343,678	$93,094	$267,120	$(247,267)	$3,456,625
Cost of revenues (excluding depreciation)	3,143,492	49,488	213,484	(247,290)	3,159,174
Operating expense (excluding depreciation)	117,401	7,570	38,775	—	163,746
Depreciation and amortization	32,312	10,298	5,291	1,462	49,363
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	31,331	31,331
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$50,473	$25,750	$9,570	$(32,860)	$52,933

Six months ended June 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,994,602	$90,015	$209,634	$(188,046)	$2,106,205
Cost of revenues (excluding depreciation)	2,074,274	47,396	152,543	(188,052)	2,086,161
Operating expense (excluding depreciation)	101,282	7,390	34,337	—	143,009
Depreciation and amortization	28,625	10,631	5,534	1,638	46,428
Loss (gain) from sale of assets, net	(19,595)	(21)	(44,786)	—	(64,402)
General and administrative expense (excluding depreciation)	—	—	—	24,086	24,086
Acquisition and integration costs	—	—	—	86	86
Operating income (loss)	$(189,984)	$24,619	$62,006	$(25,804)	$(129,163)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $247.3 million and $188.0 million for the six months ended June 30, 2022 and 2021, respectively.

    Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Refining Segment
Feedstocks Throughput (Mbpd)	141.3	140.7	129.8	134.1
Refined product sales volume (Mbpd)	143.4	146.6	133.0	138.5

Hawaii Refinery
Feedstocks Throughput (Mbpd)	84.1	84.0	83.4	82.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.9%	24.7%	24.0%	24.7%
Distillates	38.0%	46.8%	39.6%	44.9%
Fuel oils	33.6%	25.6%	31.5%	26.5%
Other products	2.4%	(0.4)%	1.4%	0.5%
Total yield	96.9%	96.7%	96.5%	96.6%

Refined product sales volume (Mbpd)
On-island sales volume	80.2	87.3	79.2	82.6
Exports sales volume	—	—	—	—
Total refined product sales volume	80.2	87.3	79.2	82.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$18.71	$2.73	$11.22	$3.51
Production costs per bbl ($/throughput bbl) (2)	4.50	3.40	4.45	3.69
D&A per bbl ($/throughput bbl)	0.66	0.65	0.66	0.66

Washington Refinery
Feedstocks Throughput (Mbpd)	40.5	38.7	30.4	35.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.2%	23.6%	24.4%	24.0%
Distillates	34.4%	34.1%	34.1%	35.0%
Asphalt	20.8%	21.5%	19.7%	19.9%
Other products	17.4%	17.8%	18.6%	18.2%
Total yield	96.8%	97.0%	96.8%	97.1%

Refined product sales volume (Mbpd)	44.6	40.9	37.1	40.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$20.50	$1.97	$14.17	$2.14
Production costs per bbl ($/throughput bbl) (2)	3.40	3.28	4.71	3.76
D&A per bbl ($/throughput bbl)	2.03	1.49	2.45	1.62

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.7	18.0	16.0	16.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.1%	45.6%	49.1%	47.1%
Distillates	43.6%	46.6%	43.4%	45.9%
Fuel oils	2.2%	2.4%	2.3%	2.0%
Other products	3.4%	2.5%	2.5%	1.9%
Total yield	97.3%	97.1%	97.3%	96.9%

Refined product sales volume (Mbpd)	18.6	18.4	16.7	15.8

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$43.34	$15.10	$34.97	$13.38
Production costs per bbl ($/throughput bbl) (2)	6.97	5.71	7.46	6.78
D&A per bbl ($/throughput bbl)	2.92	2.63	3.07	2.85

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$36.80	$4.38	$26.56	$4.09
Pacific Northwest 5-2-2-1 Index (4)	46.16	16.05	34.09	13.77
Wyoming 3-2-1 Index (5)	54.55	30.04	40.62	25.53

Crude Oil Prices (average $ per barrel)
Brent	$111.98	$69.08	$104.98	$65.22
WTI	108.52	66.17	101.80	62.18
ANS	115.84	69.44	107.74	65.57
Bakken Clearbrook	112.44	65.99	105.45	61.82
WCS Hardisty	93.35	53.33	87.97	49.77
Brent M1-M3	4.23	0.96	4.18	0.89
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. The definition of Adjusted Gross Margin was modified beginning with the financial results reported for periods in fiscal year 2022. We have recast Adjusted Gross Margin for prior periods when reported to conform to the modified presentation. Please see discussion of Adjusted Gross Margin below.
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
    Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail Segment
Retail sales volumes (thousands of gallons)	25,862	28,871	50,770	53,672
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
We believe Adjusted Gross Margin (as defined below) provides useful information to investors because it eliminates the gross impact of volatile commodity prices and adjusts for certain non-cash items and timing differences created by our inventory financing agreements and lower of cost and net realizable value adjustments to demonstrate the earnings potential of the business before other fixed and variable costs, which are reported separately in Operating expense (excluding depreciation) and Depreciation and amortization. Management uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. We believe Adjusted Net Income (Loss) and Adjusted EBITDA (as defined below) are useful supplemental financial measures that allow investors to assess the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis, the ability of our assets to generate cash to pay interest on our indebtedness, and our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Beginning with financial results reported for periods in fiscal year 2022, the inventory valuation adjustment was modified to include the first-in, first-out (“FIFO”) inventory gains (losses) associated with our titled manufactured inventory in Hawaii. This modification was made to better align Adjusted Net Income (Loss) and Adjusted EBITDA with the cash flow of the Hawaii refining business. Prior to 2022, the impacts of FIFO inventory gains (losses) associated with Hawaii titled manufactured inventory were eliminated through the inventory valuation adjustment. Beginning with financial results reported for the second quarter of 2022, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude the mark-to-market losses (gains) associated with our net RINs liability. This modification was made to better reflect our operating performance and to improve comparability between periods. We have recast Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA for prior periods when reported to conform to the modified presentation.
Adjusted Gross Margin
Adjusted Gross Margin is defined as operating income (loss) excluding:
•operating expense (excluding depreciation);
•depreciation and amortization (“D&A”);
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

•Renewable Identification Numbers (“RINs”) mark-to-market adjustments (which represents the income statement effect of reflecting our RINs liability on a net basis; beginning with financial results reported for the second quarter of 2022, this also includes the mark-to-market losses (gains) associated with our net RINs liability); and
•unrealized loss (gain) on derivatives.
Adjusted Gross Margin can also be defined as revenues less cost of revenues (excluding depreciation) excluding:
•inventory valuation adjustment;
•unrealized loss (gain) on derivatives;
•LIFO layer liquidation impacts associated with our Washington inventory; and
•RINs mark-to-market adjustments.
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
    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2022	Refining	Logistics	Retail
Operating income	$168,798	$15,898	$5,525
Operating expense (excluding depreciation)	59,101	3,797	19,444
Depreciation and amortization	16,979	5,211	2,600
Loss (gain) on sale of assets, net	—	(12)	—
Inventory valuation adjustment	(7,557)	—	—
RINs mark-to-market adjustments	78,548	—	—
Unrealized gain on derivatives	(28,607)	—	—
Adjusted Gross Margin (1)	$287,262	$24,894	$27,569

Three months ended June 30, 2021	Refining	Logistics	Retail
Operating income (loss)	$(99,119)	$14,542	$12,651
Operating expense (excluding depreciation)	47,944	3,494	17,383
Depreciation and amortization	14,561	5,377	2,874
Loss (gain) on sale of assets, net	1,664	(21)	(1,133)
Inventory valuation adjustment	29,657	—	—
LIFO liquidation adjustment	2,263	—	—
RINs mark-to-market adjustments	54,158	—	—
Unrealized loss on derivatives	1,404	—	—
Adjusted Gross Margin (2)	$52,532	$23,392	$31,775

Six months ended June 30, 2022	Refining	Logistics	Retail
Operating income	$50,473	$25,750	$9,570
Operating expense (excluding depreciation)	117,401	7,570	38,775
Depreciation and amortization	32,312	10,298	5,291
Gain on sale of assets, net	—	(12)	—
Inventory valuation adjustment	73,096	—	—
RINs mark-to-market adjustments	89,850	—	—
Unrealized gain on derivatives	(13,155)	—	—
Adjusted Gross Margin (1)	$349,977	$43,606	$53,636

Six months ended June 30, 2021	Refining	Logistics	Retail
Operating income (loss)	$(189,984)	$24,619	$62,006
Operating expense (excluding depreciation)	101,282	7,390	34,337
Depreciation and amortization	28,625	10,631	5,534
Loss (gain) on sale of assets, net	(19,595)	(21)	(44,786)
Inventory valuation adjustment	52,743	—	—
LIFO liquidation adjustment	4,151	—	—
RINs mark-to-market adjustments	131,060	—	—
Unrealized gain on derivatives	(2,608)	—	—
Adjusted Gross Margin (2)	$105,674	$42,619	$57,091
____________________________________________________________________________
(1)For the three and six months ended June 30, 2022, there was no impairment expense or LIFO liquidation adjustment recorded in Operating income (loss).
(2)For the three and six months ended June 30, 2021, there was no impairment expense recorded in Operating income (loss).
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
•RINs mark-to-market adjustments (which represents the income statement effect of reflecting our RINs liability on a net basis; beginning with financial results reported for the second quarter of 2022, this also includes the mark-to-market losses (gains) associated with our net RINs liability);
•unrealized (gain) loss on derivatives;
•acquisition and integration costs;
•debt extinguishment and commitment costs;
•increase in (release of) tax valuation allowance and other deferred tax items;
•changes in the value of contingent consideration and common stock warrants;
•severance costs;
•(gain) loss on sale of assets;
•impairment expense;
•impairment expense associated with our investment in Laramie Energy and our share of Laramie Energy’s asset impairment losses in excess of our basis difference; and
•Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives.

Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding:
•D&A;
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
    The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$149,125	$(108,958)	$12,074	$(171,185)
Inventory valuation adjustment	(7,557)	29,657	73,096	52,743
LIFO liquidation adjustment	—	2,263	—	4,151
RINs mark-to-market adjustments	78,548	54,158	89,850	131,060
Unrealized loss (gain) on derivatives	(28,607)	1,404	(13,155)	(2,608)
Acquisition and integration costs	—	(352)	63	86
Debt extinguishment and commitment costs	5,672	6,628	5,672	8,135
Severance costs	35	—	2,263	16
Loss (gain) on sale of assets, net	15	510	15	(64,402)
Adjusted Net Income (Loss) (1)	197,231	(14,690)	169,878	(42,004)
Depreciation and amortization	25,583	23,548	49,363	46,428
Interest expense and financing costs, net	18,154	17,186	34,548	35,337
Income tax expense	1,125	607	688	607
Adjusted EBITDA (1)	$242,093	$26,651	$254,477	$40,368
________________________________________
(1)For the three and six months ended June 30, 2022 and 2021, there was no change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, or equity losses (earnings) from Laramie Energy, LLC, including impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, and our share of Laramie Energy’s unrealized loss (gain) on derivatives.
Factors Impacting Segment Results
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
    Refining. Operating income for our refining segment was $168.8 million for the three months ended June 30, 2022, an increase of $267.9 million compared to an operating loss of $99.1 million for the three months ended June 30, 2021. The increase in profitability was primarily driven by an increase in product crack spreads across all of our refineries and a favorable change in FIFO benefit in Hawaii, partially offset by unfavorable purchased product differentials and derivatives costs, including crack spread hedges, at our Hawaii refinery and a $20.1 million increase in RINs expenses.
    Logistics. Operating income for our logistics segment was $15.9 million for the three months ended June 30, 2022, an increase of $1.4 million compared to $14.5 million for the three months ended June 30, 2021. The increase is due to higher throughput revenues across our Washington and Wyoming assets.
    Retail. Operating income for our retail segment was $5.5 million for the three months ended June 30, 2022, a decrease of $7.2 million compared to $12.7 million for the three months ended June 30, 2021. The decrease was primarily due to a 10% decline in fuel volumes and a 5% decrease in fuel margins related to higher crude oil prices and higher operating expenses in the three months ended June 30, 2022 related to higher planned repairs and maintenance expenses, increased employee costs, and higher credit card processing fees due to increased gasoline prices.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
    Refining. Operating income for our refining segment was $50.5 million for the six months ended June 30, 2022, an increase of $240.5 million compared to an operating loss of $190.0 million for the six months ended June 30, 2021. The increase in profitability was primarily driven by an increase in product crack spreads across all of our refineries, a $47.8 million decrease in RINs expenses, and a favorable change in FIFO benefit in Hawaii, partially offset by unfavorable purchased product differentials and derivatives costs, including crack spread hedges, and fuel burn costs at our Hawaii refinery, higher costs associated with our inventory financing agreements, and a 4% decrease in refining sales volume primarily related to the Washington refinery turnaround in 2022. Other factors impacting our results period over period include a gain on sale of assets of $19.6 million in the six months ended June 30, 2021 primarily related to the 2021 Hawaii sale-leaseback transactions we closed in the first quarter of 2021 with no such gain in 2022.
    Logistics. Operating income for our logistics segment was $25.8 million for the six months ended June 30, 2022, which was relatively consistent with $24.6 million for the six months ended June 30, 2021.
    Retail. Operating income for our retail segment was $9.6 million for the six months ended June 30, 2022, a decrease of $52.4 million compared to $62.0 million for the six months ended June 30, 2021. The decrease in profitability is primarily due to a gain on sale of assets of $44.8 million in the six months ended June 30, 2021 primarily related to the 2021 Hawaii sale-leaseback transactions we closed in the first quarter of 2021 with no such gain in 2022 and higher operating expenses in the six months ended June 30, 2022 primarily related to higher planned repairs and maintenance expenses, higher rent expense related to the additional leases from our 2021 Hawaii sale-leaseback transactions, and higher credit card processing fees due to increased gasoline prices.
Adjusted Gross Margin
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
    Refining. For the three months ended June 30, 2022, our refining Adjusted Gross Margin was $287.3 million, an increase of $234.8 million compared to $52.5 million for the three months ended June 30, 2021. The increase was primarily driven by improved crack spreads partially offset by unfavorable realized derivatives costs, including crack spread hedges, higher purchased product differentials, and higher inventory financing costs primarily at our Hawaii refinery. Adjusted Gross Margin for the Hawaii refinery increased from $2.73 per barrel during the three months ended June 30, 2021 to $18.71 per barrel during the three months ended June 30, 2022 primarily due to improved crack spreads, partially offset by unfavorable crude and purchased product differentials, unfavorable realized derivatives, and higher costs associated with our inventory financing agreement. Adjusted Gross Margin for the Wyoming refinery increased by $28.24 per barrel primarily due to improved crack spreads. Adjusted Gross Margin for the Washington refinery increased by $18.53 per barrel primarily due to improved crack spreads, partially offset by unfavorable feedstock costs.
    Logistics. For the three months ended June 30, 2022, our logistics Adjusted Gross Margin was $24.9 million, an increase of $1.5 million compared to $23.4 million for the three months ended June 30, 2021. The increase is primarily due to higher throughput revenues across our Washington and Wyoming assets.
    Retail. For the three months ended June 30, 2022, our retail Adjusted Gross Margin was $27.6 million, a decrease of $4.2 million compared to $31.8 million for the three months ended June 30, 2021. The decrease was primarily due to a 10% decline in sales volumes and a 5% decrease in fuel margins related to higher crude oil prices.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
    Refining. For the six months ended June 30, 2022, our refining Adjusted Gross Margin was $350.0 million, an increase of $244.3 million compared to $105.7 million for the six months ended June 30, 2021. The increase was primarily due to favorable crack spreads across all our refineries partially offset by unfavorable purchased product differentials and higher realized derivatives costs, including crack spread hedges, inventory financing agreement, fuel burn, and refined product costs. Adjusted Gross Margin for the Hawaii refinery improved from $3.51 per barrel during the six months ended June 30, 2021 to $11.22 per barrel during the six months ended June 30, 2022 primarily due to improved crack spreads, partially offset by unfavorable crude and purchased product differentials, unfavorable realized derivatives, and higher costs associated with our inventory financing agreement. Adjusted Gross Margin for the Wyoming refinery increased by $21.59 per barrel primarily due to improved crack spreads and a favorable FIFO change of $12.7 million, partially offset by unfavorable feedstock costs. Adjusted Gross Margin for the Washington refinery increased by $12.03 per barrel primarily due to favorable crack spreads partially offset by unfavorable feedstock costs and reduced sales volumes related to the 2022 turnaround.

    Logistics. For the six months ended June 30, 2022, our logistics Adjusted Gross Margin was $43.6 million, which was relatively consistent with $42.6 million for the six months ended June 30, 2021.
    Retail. For the six months ended June 30, 2022, our retail Adjusted Gross Margin was $53.6 million, a decrease of $3.5 million compared to $57.1 million for the six months ended June 30, 2021. The decrease was primarily due to a a 1% decrease in fuel margins related to higher crude oil prices and a 5% decline in fuel sales volumes.
Discussion of Consolidated Results
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
    Revenues. For the three months ended June 30, 2022, revenues were $2.1 billion, a $0.9 billion increase compared to $1.2 billion for the three months ended June 30, 2021. The increase was primarily due to an increase of $0.9 billion in third-party refining segment revenue as a result of increases in Brent and WTI crude oil prices and an increase in average product crack spreads, partially offset by a 2% decrease in refining sales volumes. Average Brent crude oil prices increased to $111.98 per barrel during the second quarter of 2022 compared to $69.08 per barrel during the second quarter of 2021, and average WTI crude oil prices increased to $108.52 per barrel during the second quarter of 2022 compared to $66.17 per barrel during the second quarter of 2021. Revenues at our retail segment increased $28.8 million primarily due to a 48% increase in fuel prices.
    Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2022, cost of revenues (excluding depreciation) was $1.8 billion, a $0.6 billion increase compared to $1.2 billion for the three months ended June 30, 2021. The increase was primarily driven by higher Brent and WTI crude oil prices as discussed above and unfavorable purchased product differentials and derivatives costs at our Hawaii refinery, partially offset by lower refining sales volumes as discussed above and favorable changes in FIFO benefit at our Hawaii refinery. Other factors impacting our results period over period include 66% higher fuel costs at our retail segment.
    Operating Expense (Excluding Depreciation). For the three months ended June 30, 2022, operating expense (excluding depreciation) was $82.3 million, a $13.5 million increase when compared to $68.8 million for the three months ended June 30, 2021. The increase in operating expenses was primarily driven by higher utility and maintenance costs and increased employee costs.
    Depreciation and Amortization. For the three months ended June 30, 2022, D&A was $25.6 million, an increase of $2.1 million compared to $23.5 million for the three months ended June 30, 2021. The increase was primarily due to the amortization of our Washington refinery turnaround projects completed in the first quarter of 2022.
Loss on Sale of Assets, Net. During the three months ended June 30, 2022, there was an immaterial loss on sale of assets. During the three months ended June 30, 2021, we recorded a loss of $0.5 million primarily related to the sale and disposal of certain retail locations.
General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2022, general and administrative expense (excluding depreciation) was $15.4 million, an increase of $3.2 million compared to $12.2 million for the three months ended June 30, 2021. The increase was primarily due to an increase in employee costs.
    Interest Expense and Financing Costs, Net. For the three months ended June 30, 2022, our interest expense and financing costs were $18.2 million, an increase of $1.0 million compared to $17.2 million for the three months ended June 30, 2021. The increase was primarily due to higher fees related to our inventory financing, partially offset by lower outstanding debt balances driven by the partial redemption of the outstanding 12.875% Senior Secured Notes in June 2021 and the repurchase and cancellation of a portion of such notes in the second quarter of 2022, and the final maturity of the 5.00% Convertible Senior Notes on June 15, 2021. Please read Note 7—Inventory Financing Agreements and Note 9—Debt to our condensed consolidated financial statements for further discussion on our intermediation agreements and indebtedness, respectively.
Debt Extinguishment and Commitment Costs. For the three months ended June 30, 2021, our debt extinguishment costs were $6.6 million and primarily represented extinguishment costs associated with the redemption of $36.8 million of 12.875% Senior Secured Notes in June 2021. For the three months ended June 30, 2022, our debt extinguishment and commitment costs were $5.7 million and primarily represented extinguishment costs associated with the repurchase and cancellation of an additional $36.9 million of 12.875% Senior Secured Notes in the second quarter of 2022. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.

Income Taxes. For the three months ended June 30, 2022, we recorded income tax expense of $1.1 million primarily related to increased taxable income. For the three months ended June 30, 2021, we recorded an income tax expense of $0.6 million primarily related to foreign taxes.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
    Revenues. For the six months ended June 30, 2022, revenues were $3.5 billion, a $1.4 billion increase compared to $2.1 billion for the six months ended June 30, 2021. The increase was primarily due to an increase of $1.3 billion in third-party revenues at our refining segment, primarily related to higher crude oil prices and crack spreads across all our refining locations, partially offset by a 4% decrease in refining sales volume, primarily related to the Washington refinery turnaround in 2022. Average Brent crude oil prices rose to $104.98 in the six months ended June 30, 2022 compared to $65.22 per barrel in the six months ended June 30, 2021, and average WTI crude oil prices rose to $101.8 per barrel during the six months ended June 30, 2022 compared to $62.18 in the six months ended June 30, 2021. Revenues at our retail segment increased $57.5 million primarily due to a 45% increase in fuel prices.
    Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2022, cost of revenues (excluding depreciation) was $3.2 billion, a $1.1 billion increase compared to $2.1 billion for the six months ended June 30, 2021. The increase was primarily due to increases in Brent and WTI crude oil prices as discussed above, higher purchased product differentials and derivative costs at our Hawaii refinery, and higher costs associated with our inventory financing agreements, partially offset by a 4% decrease in refining sales volume and a favorable change in FIFO benefit at our Hawaii refinery. Other factors impacting our results period over period include 61% higher fuel costs at our retail segment.
    Operating Expense (Excluding Depreciation). For the six months ended June 30, 2022, operating expense (excluding depreciation) was $163.7 million, an increase of $20.7 million when compared to $143.0 million for the six months ended June 30, 2021. The increase was primarily driven by higher utility and maintenance expenses, increased employee costs, and higher rental expenses primarily related to the leases from our Hawaii sale-leaseback transactions in 2021.
    Depreciation and Amortization. For the six months ended June 30, 2022, D&A was $49.4 million, an increase of $3.0 million compared to $46.4 million for the six months ended June 30, 2021. The increase was primarily due to the amortization of our Washington refinery turnaround projects completed in the first quarter of 2022.
Loss on Sale of Assets, Net. For the six months ended June 30, 2022, there was an immaterial loss on sale of assets, net. For the six months ended June 30, 2021, the gain on sale of assets, net was approximately $64.4 million and primarily related to the Hawaii sale-leaseback transactions we closed in the first quarter of 2021.
    General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2022, general and administrative expense (excluding depreciation) was $31.3 million, an increase of $7.2 million compared to $24.1 million for the six months ended June 30, 2021. The increase was primarily due to higher employee costs.
    Interest Expense and Financing Costs, Net. For the six months ended June 30, 2022, our interest expense and financing costs were $34.5 million, a decrease of $0.8 million when compared to $35.3 million for the six months ended June 30, 2021. The decrease was primarily due to lower outstanding debt balances in 2022 driven by early partial repayments of the outstanding 12.875% Senior Secured Notes in the second quarters of 2021 and 2022 and the full repayment at maturity of the 5.00% Convertible Senior Notes in June 2021, partially offset by higher fees related to our inventory financing. Please read Note 7—Inventory Financing Agreements and Note 9—Debt to our condensed consolidated financial statements for further discussion on our intermediation agreements and indebtedness, respectively.
Debt Extinguishment and Commitment Costs. For the six months ended June 30, 2021, our debt extinguishment and commitment costs were $8.1 million and primarily represented $6.6 million in extinguishment costs associated with the redemption of $36.8 million of 12.875% Senior Secured Notes in June 2021 and $1.4 million in extinguishment costs associated with the repayment of the Retail Property Term Loan on February 23, 2021. For the six months ended June 30, 2022, our debt extinguishment and commitment costs were $5.7 million and primarily represented extinguishment costs associated with the repurchase and cancellation of an additional $36.9 million of 12.875% Senior Secured Notes in the second quarter of 2022. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Gain on Curtailment of Pension Obligation. For the six months ended June 30, 2021, we recorded a $2.0 million gain on curtailment of pension obligation related to the March 2021 Wyoming Refining plan amendment. No such gain was recorded during the six months ended June 30, 2022.

    Income Taxes. For the six months ended June 30, 2022, we recorded an income tax expense of $0.7 million primarily related to increased taxable income. For the six months ended June 30, 2021, we recorded an income tax expense of $0.6 million primarily driven by foreign taxes.
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

	As of June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,804	$181,345	$29	$186,178
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	370,771	2	370,773
Inventories	—	1,160,166	—	1,160,166
Prepaid and other current assets	6,489	123,753	(4)	130,238
Due from related parties	103,766	—	(103,766)	—
Total current assets	115,389	1,839,705	(103,739)	1,851,355
Property, plant, and equipment
Property, plant, and equipment	19,740	1,173,052	3,955	1,196,747
Less accumulated depreciation and amortization	(14,983)	(338,875)	(3,027)	(356,885)
Property, plant, and equipment, net	4,757	834,177	928	839,862
Long-term assets
Operating lease right-of-use assets	2,969	330,088	—	333,057
Investment in subsidiaries	229,798	—	(229,798)	—
Intangible assets, net	—	14,905	—	14,905
Goodwill	—	124,664	2,598	127,262
Other long-term assets	723	90,347	(12,171)	78,899
Total assets	$353,636	$3,233,886	$(342,182)	$3,245,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,874	$—	$10,874
Obligations under inventory financing agreements	—	1,189,448	—	1,189,448
Accounts payable	1,523	247,687	1,479	250,689
Accrued taxes	22	37,173	—	37,195
Operating lease liabilities	556	51,122	—	51,678
Other accrued liabilities	2,064	567,616	371	570,051
Due to related parties	66,995	42,470	(109,465)	—
Total current liabilities	71,160	2,146,390	(107,615)	2,109,935
Long-term liabilities
Long-term debt, net of current maturities	—	508,997	—	508,997
Finance lease liabilities	2	11,673	(4,461)	7,214
Operating lease liabilities	3,745	283,903	—	287,648
Other liabilities	—	39,375	13,442	52,817
Total liabilities	74,907	2,990,338	(98,634)	2,966,611
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	827,623	409,686	(409,686)	827,623
Accumulated earnings (deficit)	(551,998)	(167,943)	167,943	(551,998)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	278,729	243,548	(243,548)	278,729
Total liabilities and stockholders’ equity	$353,636	$3,233,886	$(342,182)	$3,245,340

	As of December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,086	$108,105	$30	$112,221
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	195,104	4	195,108
Inventories	—	790,317	—	790,317
Prepaid and other current assets	15,664	12,864	(3)	28,525
Due from related parties	94,676	—	(94,676)	—
Total current assets	114,756	1,110,060	(94,645)	1,130,171
Property, plant, and equipment
Property, plant, and equipment	19,535	1,156,906	3,956	1,180,397
Less accumulated depreciation and amortization	(13,869)	(307,091)	(2,932)	(323,892)
Property, plant, and equipment, net	5,666	849,815	1,024	856,505
Long-term assets
Operating lease right-of-use assets	3,280	380,544	—	383,824
Investment in subsidiaries	207,483	—	(207,483)	—
Intangible assets, net	—	16,234	—	16,234
Goodwill	—	124,664	2,598	127,262
Other long-term assets	724	57,382	(1,851)	56,255
Total assets	$331,909	$2,538,699	$(300,357)	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,841	$—	$10,841
Obligations under inventory financing agreements	—	737,704	—	737,704
Accounts payable	1,386	151,676	1,481	154,543
Accrued taxes	48	28,593	—	28,641
Operating lease liabilities	608	53,032	—	53,640
Other accrued liabilities	9,805	360,246	373	370,424
Due to related parties	50,195	10,261	(60,456)	—
Total current liabilities	62,042	1,352,353	(58,602)	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	—	553,717	—	553,717
Finance lease liabilities	17	12,192	(4,518)	7,691
Operating lease liabilities	4,150	330,944	—	335,094
Other liabilities	—	63,098	(10,842)	52,256
Total liabilities	66,209	2,312,304	(73,962)	2,304,551
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	821,713	409,686	(409,686)	821,713
Accumulated earnings (deficit)	(559,117)	(185,096)	185,096	(559,117)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	265,700	226,395	(226,395)	265,700
Total liabilities and stockholders’ equity	$331,909	$2,538,699	$(300,357)	$2,570,251

	Three Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,106,284	$48	$2,106,332

Operating expenses
Cost of revenues (excluding depreciation)	—	1,808,925	—	1,808,925
Operating expense (excluding depreciation)	—	82,342	—	82,342
Depreciation and amortization	576	24,960	47	25,583
Loss (gain) on sale of assets, net	27	(12)	—	15
General and administrative expense (excluding depreciation)	4,756	10,682	—	15,438
Acquisition and integration costs	—	—	—	—
Total operating expenses	5,359	1,926,897	47	1,932,303

Operating income (loss)	(5,359)	179,387	1	174,029

Other income (expense)
Interest expense and financing costs, net	(4)	(18,242)	92	(18,154)
Debt extinguishment and commitment costs	—	(5,672)	—	(5,672)
Other income (expense), net	3	44	—	47
Equity earnings (losses) from subsidiaries	154,485	—	(154,485)	—
Total other income (expense), net	154,484	(23,870)	(154,393)	(23,779)

Income (loss) before income taxes	149,125	155,517	(154,392)	150,250
Income tax benefit (expense) (1)	—	(38,096)	36,971	(1,125)
Net income (loss)	$149,125	$117,421	$(117,421)	$149,125

Adjusted EBITDA	$(4,753)	$246,798	$48	$242,093

	Three Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,217,501	$24	$1,217,525

Operating expenses
Cost of revenues (excluding depreciation)	—	1,197,298	—	1,197,298
Operating expense (excluding depreciation)	—	68,821	—	68,821
Depreciation and amortization	618	22,882	48	23,548
Loss (gain) on sale of assets, net	—	569	(59)	510
General and administrative expense (excluding depreciation)	3,104	9,097	—	12,201
Acquisition and integration costs	(352)	—	—	(352)
Total operating expenses	3,370	1,298,667	(11)	1,302,026

Operating income (loss)	(3,370)	(81,166)	35	(84,501)

Other income (expense)
Interest expense and financing costs, net	(1,204)	(16,074)	92	(17,186)
Debt extinguishment and commitment costs	—	(6,628)	—	(6,628)
Gain on curtailment of pension obligation	—	—	—	—
Other income (expense), net	(6)	(31)	1	(36)
Equity earnings (losses) from subsidiaries	(104,361)	—	104,361	—
Total other income (expense), net	(105,571)	(22,733)	104,454	(23,850)

Income (loss) before income taxes	(108,941)	(103,899)	104,489	(108,351)
Income tax benefit (expense) (1)	(17)	28,655	(29,245)	(607)
Net income (loss)	$(108,958)	$(75,244)	$75,244	$(108,958)

Adjusted EBITDA	$(3,110)	$29,736	$25	$26,651

	Six Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,456,564	$61	$3,456,625

Operating expenses
Cost of revenues (excluding depreciation)	—	3,159,174	—	3,159,174
Operating expense (excluding depreciation)	—	163,746	—	163,746
Depreciation and amortization	1,204	48,063	96	49,363
Loss (gain) on sale of assets, net	27	(12)	—	15
General and administrative expense (excluding depreciation)	8,934	22,397	—	31,331
Acquisition and integration costs	63	—	—	63
Total operating expenses	10,228	3,393,368	96	3,403,692

Operating income (loss)	(10,228)	63,196	(35)	52,933

Other income (expense)
Interest expense and financing costs, net	(9)	(34,725)	186	(34,548)
Debt extinguishment and commitment costs	—	(5,672)	—	(5,672)
Other income (expense), net	(4)	53	—	49
Equity earnings (losses) from subsidiaries	22,315	—	(22,315)	—
Total other income (expense), net	22,302	(40,344)	(22,129)	(40,171)

Income (loss) before income taxes	12,074	22,852	(22,164)	12,762
Income tax benefit (expense) (1)	—	(5,699)	5,011	(688)
Net income (loss)	$12,074	$17,153	$(17,153)	$12,074

Adjusted EBITDA	$(8,587)	$263,003	$61	$254,477

	Six Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,106,181	$24	$2,106,205

Operating expenses
Cost of revenues (excluding depreciation)	—	2,086,161	—	2,086,161
Operating expense (excluding depreciation)	—	143,726	(717)	143,009
Depreciation and amortization	1,284	45,001	143	46,428
Loss (gain) on sale of assets, net	—	(10,639)	(53,763)	(64,402)
General and administrative expense (excluding depreciation)	6,209	17,877	—	24,086
Acquisition and integration costs	86	—	—	86
Total operating expenses	7,579	2,282,126	(54,337)	2,235,368

Operating income (loss)	(7,579)	(175,945)	54,361	(129,163)

Other income (expense)
Interest expense and financing costs, net	(2,494)	(32,971)	128	(35,337)
Debt extinguishment and commitment costs	—	(6,719)	(1,416)	(8,135)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(13)	38	—	25
Equity earnings (losses) from subsidiaries	(161,082)	—	161,082	—
Total other income (expense), net	(163,589)	(37,620)	159,794	(41,415)

Income (loss) before income taxes	(171,168)	(213,565)	214,155	(170,578)
Income tax benefit (expense) (1)	(17)	51,528	(52,118)	(607)
Net income (loss)	$(171,185)	$(162,037)	$162,037	$(171,185)

Adjusted EBITDA	$(6,222)	$45,849	$741	$40,368
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
    The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$149,125	$117,421	$(117,421)	$149,125
Inventory valuation adjustment	—	(7,557)	—	(7,557)
RINs mark-to-market adjustments	—	78,548	—	78,548
Unrealized loss (gain) on derivatives	—	(28,607)	—	(28,607)
Acquisition and integration costs	—	—	—	—
Debt extinguishment and commitment costs	—	5,672	—	5,672
Severance costs	—	35	—	35
Loss (gain) on sale of assets, net	27	(12)	—	15
Depreciation and amortization	576	24,960	47	25,583
Interest expense and financing costs, net	4	18,242	(92)	18,154
Equity losses (income) from subsidiaries	(154,485)	—	154,485	—
Income tax expense (benefit)	—	38,096	(36,971)	1,125
Adjusted EBITDA (3)	$(4,753)	$246,798	$48	$242,093

	Three Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(108,958)	$(75,244)	$75,244	$(108,958)
Inventory valuation adjustment	—	29,657	—	29,657
LIFO liquidation adjustment	—	2,263	—	2,263
RINs mark-to-market adjustments	—	54,158	—	54,158
Unrealized loss on derivatives	—	1,404	—	1,404
Acquisition and integration costs	(352)	—	—	(352)
Debt extinguishment and commitment costs	—	6,628	—	6,628
Loss (gain) on sale of assets, net	—	569	(59)	510
Depreciation and amortization	618	22,882	48	23,548
Interest expense and financing costs, net	1,204	16,074	(92)	17,186
Equity losses (income) from subsidiaries	104,361	—	(104,361)	—
Income tax expense (benefit)	17	(28,655)	29,245	607
Adjusted EBITDA (3)	$(3,110)	$29,736	$25	$26,651

	Six Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$12,074	$17,153	$(17,153)	$12,074
Inventory valuation adjustment	—	73,096	—	73,096
RINs mark-to-market adjustments	—	89,850	—	89,850
Unrealized loss (gain) on derivatives	—	(13,155)	—	(13,155)
Acquisition and integration costs	63	—	—	63
Debt extinguishment and commitment costs	—	5,672	—	5,672
Severance costs	351	1,912	—	2,263
Loss (gain) on sale of assets, net	27	(12)	—	15
Depreciation and amortization	1,204	48,063	96	49,363
Interest expense and financing costs, net	9	34,725	(186)	34,548
Equity losses (income) from subsidiaries	(22,315)	—	22,315	—
Income tax expense (benefit)	—	5,699	(5,011)	688
Adjusted EBITDA (1)	$(8,587)	$263,003	$61	$254,477

	Six Months Ended June 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(171,185)	$(162,037)	$162,037	$(171,185)
Inventory valuation adjustment	—	52,743	—	52,743
LIFO liquidation adjustment	—	4,151	—	4,151
RINs mark-to-market adjustments	—	131,060	—	131,060
Unrealized loss (gain) on derivatives	—	(2,608)	—	(2,608)
Acquisition and integration costs	86	—	—	86
Debt extinguishment and commitment costs	—	6,719	1,416	8,135
Severance costs	—	16	—	16
Loss (gain) on sale of assets, net	—	(10,639)	(53,763)	(64,402)
Depreciation and amortization	1,284	45,001	143	46,428
Interest expense and financing costs, net	2,494	32,971	(128)	35,337
Equity losses (income) from subsidiaries	161,082	—	(161,082)	—
Income tax expense (benefit)	17	(51,528)	52,118	607
Adjusted EBITDA (1)	$(6,222)	$45,849	$741	$40,368
________________________________________
(1)For the three and six months ended June 30, 2022 and 2021, there was no change in valuation allowance and other deferred tax items, change in value of common stock warrants, impairment expense, impairment of investment in Laramie Energy, unrealized gain on derivatives included in equity earnings from Laramie Energy, or equity losses from Laramie Energy. For the three and six months ended June 30, 2022, there was no LIFO liquidation adjustment.
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
    Our liquidity position as of June 30, 2022 was $285.8 million and consisted of $280.9 million at Par Petroleum, LLC and subsidiaries, $4.8 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.

As of June 30, 2022, we had access to the ABL Credit Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $186.2 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
Cash Flows
    The following table summarizes cash activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$27,657	$1,815
Net cash provided by (used in) investing activities	(28,952)	88,847
Net cash provided by financing activities	75,252	15,358
Cash flows for the six months ended June 30, 2022
Net cash provided by operating activities for the six months ended June 30, 2022 was driven primarily by non-cash charges to operations of approximately $49.9 million and net income of $12.1 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $34.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $49.4 million;
•	stock based compensation costs of $5.8 million; and
•	debt commitment and extinguishment costs of $5.7 million;

partially offset by
•	unrealized gain on derivatives contracts of $13.2 million.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery; and
•	increase in prepaid and other primarily driven by $66.1 million increase in collateral posted with broker to support commodity derivative positions;

partially offset by
•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable; and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices.
Net cash used in investing activities for the six months ended June 30, 2022 consisted primarily of $29.0 million in additions to property, plant, and equipment driven by profit improvement and turnaround projects including crude recovery and debottlenecking projects at our Tacoma refinery, maintenance and tank replacement projects at our Wyoming refinery, and co-generation engine and combustion and tank projects at our Hawaii refinery.

Net cash provided by financing activities was approximately $75.3 million for the six months ended June 30, 2022 and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $142.3 million;

partially offset by
•	net repayments of debt of $57.0 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes;
•	repurchases of common stock of $6.5 million.
Cash flows for the six months ended June 30, 2021
Net cash provided by operating activities was approximately $1.8 million for the six months ended June 30, 2021, which resulted from a net loss of approximately $171.2 million, partially offset by net cash provided by changes in operating assets and liabilities of approximately $191.2 million and non-cash earnings from operations of approximately $18.2 million. The change in our operating assets and liabilities for the six months ended June 30, 2021 was primarily due to an increase in our gross environmental credit obligations of $204.0 million and a net increase in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations of $199.6 million, partially offset by increases in inventories of $184.1 million and accounts receivable of $99.5 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $5.7 million in deferred turnaround costs.
    Net cash provided by investing activities was approximately $88.8 million for the six months ended June 30, 2021 and primarily related to proceeds received from the 2021 Hawaii sale-leaseback transactions partially offset by $14.0 million of additions to property, plant, and equipment.
    Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $15.4 million, which consisted primarily of proceeds of $87.2 million from our March 2021 equity offering of common stock and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $76.0 million, partially offset by net debt and insurance premium repayments of approximately $141.3 million and $5.6 million in extinguishment costs related to the repayment of the Retail Property Term Loan and the redemption of a portion of the 12.875% Senior Secured Notes.
Cash Requirements
There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, outside the ordinary course of business except as follows:
Washington Refinery Intermediation Agreement. We and MLC entered into amendments to the Washington Refinery Intermediation Agreement on March 9, 2022, and May 9, 2022, which, among other things, increased the MLC receivable advances. Please read Note 7—Inventory Financing Agreements for more information.
Supply and Offtake Agreement. We and J. Aron entered into amendments to the Supply and Offtake Agreement on April 25, 2022, and May 17, 2022, which, among other things, increased the capacity under the Discretionary Draw Facility. Please read Note 7—Inventory Financing Agreements for more information.
ABL Credit Facility. On February 2, 2022, the ABL Borrowers entered into the ABL Loan Agreement with certain lenders and Bank of America, N.A., which amended and restated the first Loan and Security Agreement in its entirety. The ABL Loan Agreement was further amended on March 30, 2022. Please read Note 9—Debt for more information.
Debt Repayments. During the six months ended June 30, 2022, we repurchased and cancelled $5.0 million and $36.9 million in aggregate principal amounts of the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, respectively. Please read Note 9—Debt for more information.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
    Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2022 of 141 thousand barrels per day, would change annualized operating income by approximately $50.9 million. This analysis may differ from actual results.

    In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
    All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at June 30, 2022, will settle by March 2023. Based on our net open positions at June 30, 2022, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $2.7 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
    Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, we consumed approximately 141 thousand and 130 thousand barrels per day, respectively, of crude oil during the refining process across all our refineries. We internally consumed approximately 3% of this throughput in the refining process during the three and six months ended June 30, 2022, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 10—Derivatives to our condensed consolidated financial statements for more information.
Compliance Program Price Risk
    We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our renewable volume obligation (“RVO”) is based on a percentage of our Hawaii, Wyoming, and Washington refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. On June 3, 2022, the EPA finalized the 2021 and 2022 RVOs, reduced the existing 2020 RVO, denied 69 small refinery exemption petitions including ours, and proposed that certain small refineries be permitted to use an alternative RIN retirement schedule for their 2019-2020 compliance obligations. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when we deem the price of these instruments to be favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
    As of June 30, 2022, we had $209.4 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on the three-month London Interbank Offered Rate (“LIBOR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $6.0 million and $3.1 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2022, we did not hold any open interest rate swaps.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
    There were no changes during the quarter ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in the availability of and the cost of labor could adversely affect our business.
Changes in labor markets due to COVID-19 and other factors, including inflationary pressures, have increased the competition for recruiting and retaining talent. As a result of these factors, our business could be adversely impacted by increases in labor, health care, and benefits costs necessary to attract and retain high quality employees with the right skill sets to meet our needs. In addition, our wages and benefits programs may be insufficient to attract and retain top performing employees, especially in a rising wage market. Any failure by us to attract, develop, retain, motivate, and maintain good relationships with qualified individuals could adversely affect our business and results of operations.
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
Stock Repurchases
    The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2022	1,195	$13.57	—	$44,258,250
May 1 - May 31, 2022	54	14.64	—	44,258,250
June 1 - June 30, 2022	—	—	—	44,258,250
Total	1,249	$13.62	—
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

10.1
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of April 25, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2022.

10.2
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of May 17, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2022.

10.3
Amendment #2 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 23, 2022. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 25, 2022.

10.4	Twenty-Second Amendment to First Lien ISDA 2022 Master Agreement entered into as of April 21, 2022, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.5	Twenty-Third Amendment to First Lien ISDA 2022 Master Agreement entered into as of May 9, 2022, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.6	Twenty-Fourth Amendment to First Lien ISDA 2022 Master Agreement entered into as of May 17, 2022, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.7	Twenty-Fifth Amendment to First Lien ISDA 2022 Master Agreement entered into as of June 28, 2022, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.8	Employment Offer Letter with Richard Creamer dated March 29, 2022.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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
William Monteleone
Executive Vice President and Chief Financial Officer

Date: August 9, 2022