Form 10-Q
period 2022-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2022-11-03
CIK 821483

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
For the quarterly period ended September 30, 2022

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

60,317,690 shares of Common Stock, $0.01 par value, were outstanding as of October 28, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$409,090	$112,221
Restricted cash	4,001	4,000
Total cash, cash equivalents, and restricted cash	413,091	116,221
Trade accounts receivable, net of allowances of $0.3 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively	287,722	195,108
Inventories	914,622	790,317
Prepaid and other current assets	123,129	28,525
Total current assets	1,738,564	1,130,171
Property, plant, and equipment
Property, plant, and equipment	1,207,051	1,180,397
Less accumulated depreciation and amortization	(375,107)	(323,892)
Property, plant, and equipment, net	831,944	856,505
Long-term assets
Operating lease right-of-use assets	321,868	383,824
Intangible assets, net	14,240	16,234
Goodwill	127,205	127,262
Other long-term assets	73,283	56,255
Total assets	$3,107,104	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,918	$10,841
Obligations under inventory financing agreements	864,051	737,704
Accounts payable	200,647	154,543
Accrued taxes	36,333	28,641
Operating lease liabilities	47,906	53,640
Other accrued liabilities	561,822	370,424
Total current liabilities	1,721,677	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	496,870	553,717
Finance lease liabilities	6,772	7,691
Operating lease liabilities	281,656	335,094
Other liabilities	53,237	52,256
Total liabilities	2,560,212	2,304,551
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021, 60,157,574 shares and 60,161,955 shares issued at September 30, 2022 and December 31, 2021, respectively	601	602
Additional paid-in capital	829,195	821,713
Accumulated deficit	(285,406)	(559,117)
Accumulated other comprehensive income	2,502	2,502
Total stockholders’ equity	546,892	265,700
Total liabilities and stockholders’ equity	$3,107,104	$2,570,251

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$2,056,285	$1,310,368	$5,512,910	$3,416,573

Operating expenses
Cost of revenues (excluding depreciation)	1,642,626	1,098,422	4,801,800	3,184,583
Operating expense (excluding depreciation)	88,329	78,059	252,075	221,068
Depreciation and amortization	25,125	23,618	74,488	70,046
Loss (gain) on sale of assets, net	(185)	2	(170)	(64,400)
General and administrative expense (excluding depreciation)	16,219	12,473	47,550	36,559
Acquisition and integration costs	—	1	63	87
Total operating expenses	1,772,114	1,212,575	5,175,806	3,447,943

Operating income (loss)	284,171	97,793	337,104	(31,370)

Other income (expense)
Interest expense and financing costs, net	(16,852)	(15,374)	(51,400)	(50,711)
Debt extinguishment and commitment costs	343	(9)	(5,329)	(8,144)
Gain on curtailment of pension obligation	—	—	—	2,032
Other income (loss), net	(198)	(22)	(149)	3
Total other expense, net	(16,707)	(15,405)	(56,878)	(56,820)

Income (loss) before income taxes	267,464	82,388	280,226	(88,190)
Income tax expense	(68)	(586)	(756)	(1,193)
Net income (loss)	$267,396	$81,802	$279,470	$(89,383)

Income (loss) per share
Basic	$4.49	$1.38	$4.70	$(1.55)
Diluted	$4.47	$1.37	$4.68	$(1.55)
Weighted-average number of shares outstanding
Basic	59,535	59,437	59,481	57,713
Diluted	59,831	59,761	59,710	57,713

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$267,396	$81,802	$279,470	$(89,383)
Other comprehensive income (loss):
Other post-retirement benefits income, net of tax	—	—	—	3,996
Total other comprehensive income, net of tax	—	—	—	3,996
Comprehensive income (loss)	$267,396	$81,802	$279,470	$(85,387)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$279,470	$(89,383)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	74,488	70,046
Debt extinguishment and commitment costs	5,329	8,144
Non-cash interest expense	3,170	4,646
Non-cash lower of cost and net realizable value adjustment	(463)	(10,595)
Deferred taxes	682	9
Gain on sale of assets, net	(170)	(64,400)
Stock-based compensation	7,382	6,095
Unrealized (gain) loss on derivative contracts	(10,151)	4,710
Net changes in operating assets and liabilities:
Trade accounts receivable	(91,413)	(83,528)
Prepaid and other assets	(83,483)	5,092
Inventories	(124,405)	(195,121)
Deferred turnaround expenditures	(29,595)	(6,300)
Obligations under inventory financing agreements	78,136	178,568
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	260,076	226,611
Net cash provided by operating activities	369,053	54,594
Cash flows from investing activities:
Capital expenditures	(38,058)	(21,015)
Proceeds from sale of assets	397	103,371
Net cash provided by (used in) investing activities	(37,661)	82,356
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	87,193
Proceeds from borrowings	369,163	126,409
Repayments of borrowings	(441,434)	(275,108)
Net borrowings on deferred payment arrangements, discretionary draw facilities, and receivable advances	48,211	66,175
Purchase of common stock for retirement	(7,330)	(1,338)
Payments for debt extinguishment and commitment costs	(3,483)	(5,618)
Other financing activities, net	351	333
Net cash used in financing activities	(34,522)	(1,954)
Net increase in cash, cash equivalents, and restricted cash	296,870	134,996
Cash, cash equivalents, and restricted cash at beginning of period	116,221	70,309
Cash, cash equivalents, and restricted cash at end of period	$413,091	$205,305
Supplemental cash flow information:
Net cash paid for:
Interest	$(43,161)	$(47,653)
Taxes	(9)	(760)
Non-cash investing and financing activities:
Accrued capital expenditures	$6,280	$2,203
ROU assets obtained in exchange for new finance lease liabilities	594	2,658
ROU assets obtained in exchange for new operating lease liabilities	19,014	95,229
ROU assets terminated in exchange for release from operating lease liabilities	32,902	800

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,343	—	—	87,401
Stock-based compensation	461	3	1,883	—	—	1,886
Purchase of common stock for retirement	(76)	—	(1,321)	—	—	(1,321)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	3,996	3,996
Net loss	—	—	—	(62,227)	—	(62,227)
Balance, March 31, 2021	60,142	601	814,467	(539,255)	254	276,067
Common stock offering, net of issuance costs	—	—	(208)	—	—	(208)
Issuance of common stock for employee stock purchase plan	42	1	713	—	—	714
Stock-based compensation	1	—	2,079	—	—	2,079
Purchase of common stock for retirement	—	—	(2)	—	—	(2)
Net loss	—	—	—	(108,958)	—	(108,958)
Balance, June 30, 2021	60,185	602	817,049	(648,213)	254	169,692
Stock-based compensation	(5)	—	2,023	—	—	2,023
Purchase of common stock for retirement	13	—	(15)	—	—	(15)
Net income	—	—	—	81,802	—	81,802
Balance, September 30, 2021	60,193	$602	$819,057	$(566,411)	$254	$253,502

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Stock-based compensation	412	3	3,655	—	—	3,658
Purchase of common stock for retirement	(462)	(4)	(1,431)	(4,955)	—	(6,390)
Net loss	—	—	—	(137,051)	—	(137,051)
Balance, March 31, 2022	60,112	601	823,937	(701,123)	2,502	125,917
Issuance of common stock for employee stock purchase plan	41	—	632	—	—	632
Purchase of common stock for retirement	(1)	—	(94)	—	—	(94)
Stock-based compensation	3	—	2,017	—	—	2,017
Exercise of stock options	65	1	1,131	—	—	1,132
Net income	—	—	—	149,125	—	149,125
Balance, June 30, 2022	60,220	602	827,623	(551,998)	2,502	278,729
Stock-based compensation	(2)	—	1,613	—	—	1,613
Purchase of common stock for retirement	(60)	(1)	(41)	(804)	—	(846)
Net income	—	—	—	267,396	—	267,396
Balance, September 30, 2022	60,158	$601	$829,195	$(285,406)	$2,502	$546,892
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

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
    As of September 30, 2022, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.

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
Allowance for Credit Losses
    We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry, and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2022 or 2021.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$5,023	$5,511	$15,250	$16,071
Operating expense	12,813	13,121	38,893	39,003
General and administrative expense	637	673	2,056	2,268
Recent Accounting Pronouncements
    There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the following:
On September 30, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU defines supplier finance programs and establishes new disclosure requirements for such programs. For programs meeting that definition, this ASU requires annual disclosures of key terms, obligations, and certain information related to these programs. Interim disclosure of the amount of outstanding obligations is also required. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. This ASU will expand our disclosures for qualified supplier finance programs.
Note 3—Investment in Laramie Energy, LLC
    As of September 30, 2022, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was zero as of September 30, 2022 and December 31, 2021.
Laramie Energy has a term loan agreement which provides a term loan secured by a lien on its natural gas and crude oil properties and related assets. As of September 30, 2022, the term loan had an outstanding balance of $85.1 million. Under the terms of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

    Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$61,845	$68,779
Non-current assets	336,991	328,571
Current liabilities	76,594	107,976
Non-current liabilities	248,088	177,503

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Natural gas and oil revenues	$63,621	$46,329	$172,355	$166,293
Income from operations	32,056	20,807	86,124	73,957
Net loss	(5,187)	(41,892)	(37,704)	(1,308)
Laramie Energy’s net loss includes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation, depletion, and amortization	$6,754	$6,134	$18,018	$21,890
Unrealized loss on derivative instruments	17,367	54,857	70,756	55,039
Note 4—Revenue Recognition
    As of September 30, 2022 and December 31, 2021, receivables from contracts with customers were $267.1 million and $189.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $26.4 million and $10.1 million as of September 30, 2022 and December 31, 2021, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
    The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$532,864	$—	$118,320
Distillates (1)	861,298	—	13,296
Other refined products (2)	577,665	—	—
Merchandise	—	—	24,800
Transportation and terminalling services	—	54,635	—
Other revenue	2,874	—	969
Total segment revenues (3)	$1,974,701	$54,635	$157,385

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Three Months Ended September 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$402,654	$—	$93,054
Distillates (1)	548,571	—	7,616
Other refined products (2)	291,185	—	—
Merchandise	—	—	24,314
Transportation and terminalling services	—	46,735	—
Other revenue	438	—	926
Total segment revenues (3)	$1,242,848	$46,735	$125,910

Nine Months Ended September 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,548,915	$—	$320,326
Distillates (1)	2,345,982	—	33,030
Other refined products (2)	1,408,126	—	—
Merchandise	—	—	68,522
Transportation and terminalling services	—	147,729	—
Other revenue	15,356	—	2,627
Total segment revenues (3)	$5,318,379	$147,729	$424,505

Nine Months Ended September 30, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$1,073,516	$—	$243,058
Distillates (1)	1,390,996	—	19,626
Other refined products (2)	771,722	—	—
Merchandise	—	—	69,746
Transportation and terminalling services	—	136,750	—
Other revenue	1,216	—	3,114
Total segment revenues (3)	$3,237,450	$136,750	$335,544
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, asphalt, and naphtha.
(3)Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Note 5—Inventories
    Inventories at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
September 30, 2022
Crude oil and feedstocks	$98,449	$224,419	$322,868
Refined products and blendstock	170,197	176,714	346,911
Warehouse stock and other (2)	244,843	—	244,843
Total	$513,489	$401,133	$914,622

December 31, 2021
Crude oil and feedstocks	$102,085	$199,282	$301,367
Refined products and blendstock	179,737	142,872	322,609
Warehouse stock and other (2)	166,341	—	166,341
Total	$448,163	$342,154	$790,317
________________________________________________________
(1)Please read Note 7—Inventory Financing Agreements for further information.
(2)Includes $194.0 million and $120.1 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of September 30, 2022 and December 31, 2021, respectively. RINs and environmental credit obligations of $489.6 million and $311.0 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
    As of September 30, 2022, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2021, there was a $0.5 million reserve for the lower of cost or net realizable value of inventory. As of September 30, 2022 and December 31, 2021, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $71.5 million and $46.0 million, respectively.
Note 6—Prepaid and Other Current Assets
    Prepaid and other current assets at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Advances to suppliers for crude purchases	$71,227	$—
Collateral posted with broker for derivative instruments (1)	23,302	6,053
Prepaid insurance	—	14,110
Derivative assets	17,064	1,260
Deferred inventory financing charges	—	4,073
Other	11,536	3,029
Total	$123,129	$28,525
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Note 7—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	September 30, 2022	December 31, 2021
Supply and Offtake Agreement	$652,733	$569,158
Washington Refinery Intermediation Agreement	211,318	168,546
Obligations under inventory financing agreements	$864,051	$737,704
Supply and Offtake Agreement
Under the Second Amended and Restated Supply and Offtake Agreement (as amended, the “Supply and Offtake Agreement”), J. Aron & Company LLC (“J. Aron”) finances the majority of the crude oil utilized at the Hawaii refinery, holds legal title to the crude oil stored in our storage tanks before processing until title passes to us at the tank outlet, and buys refined products produced at our Hawaii refinery, after which we repurchase the refined products prior to selling them to our retail locations or third parties. Under the Supply and Offtake Agreement, J. Aron may enter into agreements with third parties whereby J. Aron remits payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of September 30, 2022, we had no obligations due to J. Aron under this contractual undertakings agreement. The Supply and Offtake Agreement expires May 31, 2024 (as extended, the “Expiration Date”), subject to a one-year extension at the mutual agreement of the parties at least 120 days prior to the Expiration Date.
The Supply and Offtake Agreement also makes available a discretionary draw facility (the “Discretionary Draw Facility”) to Par Hawaii Refining, LLC (“PHR”). As of September 30, 2022 and December 31, 2021, our outstanding balance under the Discretionary Draw Facility was equal to our borrowing base of $147.1 million and $126.2 million, respectively.
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
    Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021, we entered into multiple contracts to fix certain market fees for the period from May 2021 through May 2022 for $18.2 million. In 2022, we entered into additional contracts to fix certain fees for the month of March 2022 for $4.5 million. The amount due to or from J. Aron is recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We had no fixed market fees due to or from J. Aron as of September 30, 2022. As of December 31, 2021, we had a payable of $6.2 million. We did not recognize any fixed market fees for the three months ended September 30, 2022. We recognized fixed market fees of $8.8 million for the nine months ended September 30, 2022, and $6.0 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, which were included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
Washington Refinery Intermediation Agreement
    The Washington Refinery Intermediation Agreement with Merrill Lynch Commodities, Inc. (“MLC”) provides a structured financing arrangement based on U.S. Oil & Refining Co. and certain affiliated entities’ crude oil and refined products inventories and associated accounts receivable. On March 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to advance the term expiry date from December 21, 2022 to March 31, 2023. On May 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to increase the maximum borrowing capacity under the MLC receivable advances from $90 million to $115 million. On August 11, 2022, we and MLC entered into an amendment to the Washington Refinery Intermediation Agreement to establish the adjusted three-month term Secured Overnight Financing Rate ("SOFR") as the benchmark rate in replacement of the London Interbank Offered Rate ("LIBOR") and revise certain other terms and conditions.
    As of September 30, 2022 and December 31, 2021, our outstanding balance under the MLC receivable advances was equal to our borrowing base of $81.9 million and $54.5 million, respectively. Additionally, as of September 30, 2022, and December 31, 2021, we had approximately $194.2 million and $167.0 million in letters of credit outstanding through MLC’s credit support, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$40,112	$4,988	$79,557	$14,038
Interest expense and financing costs, net	1,453	754	4,555	2,078
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$750	$2,250	$2,486
Interest expense and financing costs, net	2,636	1,276	7,533	3,387
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $30.2 million and $0.8 million for the three months ended September 30, 2022 and 2021, and $54.1 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 8—Other Accrued Liabilities

Other accrued liabilities at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and other employee benefits	$24,058	$19,710
Gross environmental credit obligations (1)	489,613	311,014
Other	48,151	39,700
Total	$561,822	$370,424
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of September 30, 2022 and December 31, 2021. Please read Note 11—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost and net realizable value. The carrying costs of these assets were $194.0 million and $120.1 million as of September 30, 2022 and December 31, 2021, respectively.
Note 9—Debt
    The following table summarizes our outstanding debt (in thousands):

	September 30, 2022	December 31, 2021
ABL Credit Facility due 2025	$—	$—
7.75% Senior Secured Notes due 2025	281,000	296,000
Term Loan B due 2026	206,250	215,625
12.875% Senior Secured Notes due 2026	31,314	68,250
Principal amount of long-term debt	518,564	579,875
Less: unamortized discount and deferred financing costs	(10,776)	(15,317)
Total debt, net of unamortized discount and deferred financing costs	507,788	564,558
Less: current maturities, net of unamortized discount and deferred financing costs	(10,918)	(10,841)
Long-term debt, net of current maturities	$496,870	$553,717

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

    As of September 30, 2022 and December 31, 2021, we had $30.9 million and $18.5 million, respectively, in letters of credit outstanding under the loan and security agreements with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”). We had $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of September 30, 2022 and December 31, 2021 under agreements with MLC and under certain other facilities.

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
As of September 30, 2022, the ABL Revolver had no outstanding revolving loans, $30.9 million in letters of credit outstanding, and a borrowing base of approximately $116.4 million.
7.75% Senior Secured Notes due 2025
Our 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. On May 24, 2022, and July 14, 2022, we repurchased and cancelled $5.0 million and $10.0 million in aggregate principal amounts of the 7.75% Senior Secured Notes at repurchase prices of 97.500% and 95.000%, respectively, of the aggregate principal amount of notes repurchased. We recognized aggregate discounts of $0.6 million and incurred aggregate debt extinguishment costs of $0.2 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2022. As of September 30, 2022, the 7.75% Senior Secured Notes had an outstanding principal balance of $281.0 million.
12.875% Senior Secured Notes due 2026
The 12.875% Senior Secured Notes bear interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021) and will mature on January 15, 2026. We repurchased and cancelled $13.9 million and $21.7 million in aggregate principal amount of 12.875% Senior Secured Notes on May 16, 2022 and May 27, 2022, respectively, at a repurchase price of 111.125% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. On June 13, 2022, we repurchased an additional $1.3 million in aggregate principal amount of the notes at a repurchase price of 111.000% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. We paid premiums of approximately $4.1 million upon repurchases of the 12.875% Senior Secured Notes during the nine months ended September 30, 2022. We incurred aggregate debt extinguishment costs of $1.6 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2022. As of September 30, 2022, $31.3 million in aggregate principal amount of the 12.875% Senior Secured Notes remained outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Cross Default Provisions
    Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2022, we were in compliance with all of our debt instruments.
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
    Our open futures and over-the-counter (“OTC”) swaps at September 30, 2022, will settle by October 2023. At September 30, 2022, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	36,086	(35,126)	960
Swaps	1,025	(1,025)	—
Total	37,111	(36,151)	960
At September 30, 2022, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of September 30, 2022:

	2022	2023
Average barrels per month	85,000	40,000
Weighted-average strike price - floor (in dollars)	$61.12	$64.78
Weighted-average strike price - ceiling (in dollars)	$86.55	$102.96
Earliest commencement date	October 2022	January 2023
Furthest expiry date	December 2022	June 2023
Interest Rate Derivatives
    We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. In May 2019, we entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the term loan agreement entered into by Par Pacific Hawaii Property Company, LLC, our wholly owned subsidiary, and Bank of Hawaii on March 29, 2019 (the “Retail Property Term Loan”). This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap. At September 30, 2022, and December 31, 2021, we did not hold any interest rate derivative instruments.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

    The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2022, and December 31, 2021, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2022	December 31, 2021
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$17,064	$1,260
Commodity derivatives	Other accrued liabilities	(356)	(1,431)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	13,660	(15,151)
MLC terminal obligation derivative	Obligations under inventory financing agreements	(326)	(22,170)
_________________________________________________________
(1)Does not include cash collateral of $23.3 million and $6.1 million recorded in Prepaid and other current assets as of September 30, 2022, and December 31, 2021, respectively, and $9.5 million in Other long-term assets as of both September 30, 2022, and December 31, 2021.
    The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2022	2021	2022	2021
Commodity derivatives	Cost of revenues (excluding depreciation)	$20,728	$(6,578)	$(36,750)	$(16,170)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	58,851	(3,470)	28,811	(8,787)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	18,423	(11,171)	(71,769)	(66,772)
Interest rate derivatives	Interest expense and financing costs, net	—	—	—	104
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
    We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average premium of $14.75, and range from a discount of $17.55 per barrel to a premium of $55.31 per barrel as of September 30, 2022. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

other commodity derivatives classified as Level 3 at September 30, 2022, or December 31, 2021. Please read Note 10—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of September 30, 2022, and December 31, 2021, are presented gross in the tables below (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$341,733	$6,775	$—	$348,508	$(331,444)	$17,064

Liabilities
Commodity derivatives	$(326,635)	$(5,165)	$—	$(331,800)	$331,444	$(356)
J. Aron repurchase obligation derivative	—	—	13,660	13,660	—	13,660
MLC terminal obligation derivative	—	—	(326)	(326)	—	(326)
Gross environmental credit obligations (2)	—	(489,613)	—	(489,613)	—	(489,613)
Total liabilities	$(326,635)	$(494,778)	$13,334	$(808,079)	$331,444	$(476,635)

	December 31, 2021
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$4,283	$4,513	$—	$8,796	$(7,536)	$1,260

Liabilities
Commodity derivatives	$(3,964)	$(5,003)	$—	$(8,967)	$7,536	$(1,431)
J. Aron repurchase obligation derivative	—	—	(15,151)	(15,151)	—	(15,151)
MLC terminal obligation derivative	—	—	(22,170)	(22,170)	—	(22,170)
Gross environmental credit obligations (2)	—	(311,014)	—	(311,014)	—	(311,014)
Total liabilities	$(3,964)	$(316,017)	$(37,321)	$(357,302)	$7,536	$(349,766)
_________________________________________________________
(1)Does not include cash collateral of $23.3 million and $6.1 million as of September 30, 2022, and December 31, 2021, respectively, included within Prepaid and other current assets and $9.5 million included within Other long-term assets as of September 30, 2022, and December 31, 2021, on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

(2)Does not include RINs assets and other environmental credits of $194.0 million and $120.1 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of September 30, 2022, and December 31, 2021, respectively.
    A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, at beginning of period	$(8,492)	$(36,364)	$(37,321)	$(30,958)
Settlements	(55,448)	5,682	93,613	61,194
Total gains (losses) included in earnings (1)	77,274	(14,641)	(42,958)	(75,559)
Balance, at end of period	$13,334	$(45,323)	$13,334	$(45,323)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	276,824	268,074
Term Loan B Facility due 2026 (1)	200,913	202,641
12.875% Senior Secured Notes due 2026 (1)	30,051	33,647

	December 31, 2021
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	290,621	299,700
Term Loan B Facility due 2026 (1)	208,903	214,827
12.875% Senior Secured Notes due 2026 (1)	65,034	75,758
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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of September 30, 2022. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

    The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities as of September 30, 2022 and December 31, 2021 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Finance	Property, plant, and equipment	$21,150	$20,556
Finance	Accumulated amortization	(9,842)	(8,397)
Finance	Property, plant, and equipment, net	$11,308	$12,159
Operating	Operating lease right-of-use assets	321,868	383,824
Total right-of-use assets		$333,176	$395,983

Liabilities
Current
Finance	Other accrued liabilities	$1,733	$1,540
Operating	Operating lease liabilities	47,906	53,640
Long-term
Finance	Finance lease liabilities	6,772	7,691
Operating	Operating lease liabilities	281,656	335,094
Total lease liabilities		$338,067	$397,965
The following table summarizes the weighted-average lease terms and discount rates of our leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Finance	5.75	6.29
Operating	9.91	11.28
Weighted-average discount rate
Finance	7.35%	7.46%
Operating	6.80%	6.70%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (income) type	2022	2021	2022	2021
Finance lease cost
Amortization of finance lease ROU assets	$482	$489	$1,450	$1,439
Interest on lease liabilities	152	166	475	489
Operating lease cost	22,138	23,325	66,385	69,069
Variable lease cost	769	1,527	3,506	4,932
Short-term lease cost	1,266	138	3,611	341
Net lease cost	$24,807	$25,645	$75,427	$76,270

Operating lease income (1)	$(3,495)	$(803)	$(7,560)	$(2,292)
_________________________________________________________

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

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
    The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease type	2022	2021
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,203	$2,223
Operating cash flows from finance leases	464	492
Operating cash flows from operating leases	63,578	65,439
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	594	2,658
ROU assets obtained in exchange for new operating lease liabilities	19,014	95,229
ROU assets terminated in exchange for release from operating lease liabilities	32,902	800
    The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2022 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2022 (1)	$557	$18,662	$19,219
2023	2,286	66,153	68,439
2024	1,955	55,672	57,627
2025	1,794	50,189	51,983
2026	1,327	45,142	46,469
2027	1,097	42,940	44,037
Thereafter	1,582	153,307	154,889
Total lease payments	10,598	432,065	442,663
Less amount representing interest	(2,093)	(102,503)	(104,596)
Present value of lease liabilities	$8,505	$329,562	$338,067
_________________________________________________________
(1)Represents the period from October 1, 2022 to December 31, 2022.
    Additionally, we have $3.8 million and $48.2 million in future undiscounted cash flows for finance and operating leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
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
For the Interim Periods Ended September 30, 2022 and 2021

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
Wyoming Refinery
    Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2022, we have accrued $15.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended September 30, 2022 and 2021

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
    Several states have also passed legislation related to GHGs. For example, in 2021, the State of Washington passed climate legislation requiring fuel suppliers to gradually reduce the carbon intensity of transportation fuels to 20 percent below 2017 levels by 2038 and subjecting entities that emit significant amounts of carbon dioxide, such as fuel suppliers, to a cap-and-trade system for reducing GHG emissions beginning January 1, 2023. In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The Hawaii refinery’s capacity to materially reduce fuel use and GHG emissions is limited because most energy conservation measures have already been implemented over the past 20 years. The regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply independently with the state’s Renewable Portfolio Standards. Accordingly, our Hawaii refinery submitted a GHG reduction plan that incorporates the partnering provisions and demonstrates that additional reductions are not cost-effective or necessary because of the Hawaii refinery’s baseline allocation and because the State of Hawaii has already reached the 1990 levels according to a report prepared by the DOH in January 2019. Compliance with federal and state GHG regulations could result in material increased compliance costs and an increase in the cost of our products.
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
    Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we have the option of retaining these RINs for current or future RFS compliance or selling those RINs on the open market. As of September 30, 2022, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 and 2022 compliance years is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022.
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
For the Interim Periods Ended September 30, 2022 and 2021

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
    In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Par East Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2018. All of our refineries are compliant with the final Tier 3 gasoline standard.
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
For the Interim Periods Ended September 30, 2022 and 2021

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
    As of September 30, 2022, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 14—Stockholders’ Equity
Share Repurchase Program
    On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. During the three and nine months ended September 30, 2022, 58 thousand and 420 thousand shares were repurchased under this share repurchase program for $0.8 million and $5.8 million, respectively.
Incentive Plans
    The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted Stock Awards	$1,151	$1,184	$4,054	$3,548
Restricted Stock Units	129	346	1,140	1,002
Stock Option Awards	333	493	2,093	1,438
    During the three and nine months ended September 30, 2022, we granted 40 thousand and 437 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.6 million and $6.5 million, respectively. As of September 30, 2022, there were approximately $9.8 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
    During the nine months ended September 30, 2022, we granted 449 thousand stock option awards with a weighted-average exercise price of $14.91 per share. No grants were made for the three months ended September 30, 2022. As of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

September 30, 2022, there were approximately $4.2 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
    During the nine months ended September 30, 2022, we granted 50 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $0.7 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. No grants were made for the three months ended September 30, 2022. As of September 30, 2022, there were approximately $0.9 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
Note 15—Income (Loss) per Share
    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$267,396	$81,802	$279,470	$(89,383)
Less: Undistributed income allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	267,396	81,802	279,470	(89,383)
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income (loss) per common share	$267,396	$81,802	$279,470	$(89,383)

Basic weighted-average common stock shares outstanding	59,535	59,437	59,481	57,713
Plus: dilutive effects of common stock equivalents (1)	296	324	229	—
Diluted weighted-average common stock shares outstanding	59,831	59,761	59,710	57,713

Basic income (loss) per common share	$4.49	$1.38	$4.70	$(1.55)
Diluted income (loss) per common share	$4.47	$1.37	$4.68	$(1.55)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	49	488	309	1,047
Shares of stock options	2,135	2,280	2,314	2,439
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes (2)	—	—	—	1,644
_________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss per common share for the nine months ended September 30, 2021.
(2)We had no 5.00% Convertible Senior Notes outstanding for the three and nine months ended September 30, 2022, and the three months ended September 30, 2021.
Note 16—Income Taxes
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2022 and December 31, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

    We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of September 30, 2022 and December 31, 2021.
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
Note 17—Segment Information
    We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
    Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	1,974,701	54,635	157,385	(130,436)	$2,056,285
Cost of revenues (excluding depreciation)	1,629,019	28,482	115,574	(130,449)	1,642,626
Operating expense (excluding depreciation)	63,049	3,710	21,570	—	88,329
Depreciation and amortization	16,542	5,059	2,865	659	25,125
Loss (gain) on sale of assets, net	—	(241)	56	—	(185)
General and administrative expense (excluding depreciation)	—	—	—	16,219	16,219
Operating income (loss)	$266,091	$17,625	$17,320	$(16,865)	$284,171
Interest expense and financing costs, net					(16,852)
Debt extinguishment and commitment costs					343
Other expense, net					(198)
Income before income taxes					267,464
Income tax expense					(68)
Net income					$267,396

Capital expenditures	$3,754	$2,967	$2,135	$182	$9,038

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Three Months Ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,242,848	$46,735	$125,910	$(105,125)	$1,310,368
Cost of revenues (excluding depreciation)	1,086,074	24,077	93,387	(105,116)	1,098,422
Operating expense (excluding depreciation)	55,613	3,754	18,692	—	78,059
Depreciation and amortization	14,748	5,545	2,630	695	23,618
Loss on sale of assets, net	—	2	—	—	2
General and administrative expense (excluding depreciation)	—	—	—	12,473	12,473
Acquisition and integration costs	—	—	—	1	1
Operating income (loss)	$86,413	$13,357	$11,201	$(13,178)	$97,793
Interest expense and financing costs, net					(15,374)
Debt extinguishment and commitment costs					(9)
Other expense, net					(22)
Income before income taxes					82,388
Income tax expense					(586)
Net income					$81,802

Capital expenditures	$3,164	$1,353	$2,255	$236	$7,008
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $130.4 million and $105.1 million for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,318,379	$147,729	$424,505	$(377,703)	$5,512,910
Cost of revenues (excluding depreciation)	4,772,511	77,970	329,058	(377,739)	4,801,800
Operating expense (excluding depreciation)	180,450	11,280	60,345	—	252,075
Depreciation and amortization	48,854	15,357	8,156	2,121	74,488
Loss (gain) on sale of assets, net	—	(253)	56	27	(170)
General and administrative expense (excluding depreciation)	—	—	—	47,550	47,550
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$316,564	$43,375	$26,890	$(49,725)	$337,104
Interest expense and financing costs, net					(51,400)
Debt extinguishment and commitment costs					(5,329)
Other expense, net					(149)
Income before income taxes					280,226
Income tax expense					(756)
Net income					$279,470

Capital expenditures	$25,249	$6,877	$5,224	$708	$38,058

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Nine Months Ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,237,450	$136,750	$335,544	$(293,171)	$3,416,573
Cost of revenues (excluding depreciation)	3,160,348	71,473	245,930	(293,168)	3,184,583
Operating expense (excluding depreciation)	156,895	11,144	53,029	—	221,068
Depreciation and amortization	43,373	16,176	8,164	2,333	70,046
Gain on sale of assets, net	(19,595)	(19)	(44,786)	—	(64,400)
General and administrative expense (excluding depreciation)	—	—	—	36,559	36,559
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(103,571)	$37,976	$73,207	$(38,982)	$(31,370)
Interest expense and financing costs, net					(50,711)
Debt extinguishment and commitment costs					(8,144)
Gain on curtailment of pension obligation					2,032
Other income, net					3
Loss before income taxes					(88,190)
Income tax expense					(1,193)
Net loss					$(89,383)

Capital expenditures	$10,171	$5,316	$4,830	$698	$21,015
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $377.7 million and $293.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 18—Related Party Transactions
Equity Group Investments (“EGI”) - Service Agreement
    On September 17, 2013, we entered into a letter agreement (“Services Agreement”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP (“ZCOF”), which owned 5% or more of our common stock directly or through affiliates during the third quarter of 2022. Pursuant to the Services Agreement, EGI agreed to provide us with ongoing strategic, advisory, and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions, or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions, or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory, and consulting services as may be reasonably requested by us.
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
    The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three and nine months ended September 30, 2022 or 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2022 and 2021

Note 19—Subsequent Events
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings” and, together with Par Montana, the “Purchasers”) entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, and (ii) 100% of the issued and outstanding equity interests in Exxon Billings Cogeneration, Inc. and in Yellowstone Logistics Holding Company for a base purchase price of $310 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). The closing of the Billings Acquisition is subject to certain customary closing conditions and is expected to close in the second quarter of 2023. The Company will guarantee the payment and performance of the Purchasers’ obligations under the Purchase Agreement.

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
    As of September 30, 2022, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. Given the improved outlook for natural gas, we are considering strategic alternatives with respect to our investment in Laramie Energy, including, among other things, a change in the size of our investment.
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
Recent Events Affecting Comparability of Periods
Over the last twelve months, increased demand for and reduced supply of refined product has led to increased crude oil prices. The rise in demand from 2021 to 2022 is driven by a recovery of global travel to pre-pandemic levels as well as a return to in-office work. In March, the U.S. Centers for Disease Control and Prevention (“CDC”) lifted its Travel Health Notice for cruise ships in response to the decline in COVID-19 cases, and, as of April, the U.S. Transportation Security Administration (“TSA”) no longer requires masking on U.S. domestic flights. Airline companies, which represent a significant portion of our Hawaii market through jet fuel sales, have forecasted significant increases in air travel volumes for the remainder of 2022 and Hawaii visitor counts for the first half of 2022 are in excess of 90% of pre-pandemic levels.
In 2022, higher national gasoline prices and U.S. inflation have affected most Americans. Following high gasoline prices in the summer, prices at the pump fell from June through September. Even with these third quarter declines, the overall energy index is up 19.8% year over year as of September 2022. Rising gasoline prices, and rising energy prices overall, are indicators of inflation and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation. In summer 2022, the Fed increased its benchmark interest rate by 75 basis points twice, to 1.75% in June and to 2.5% in July. The rate increased again by 75 basis points in September 2022, as expected, because the summer rate changes did not measurably slow inflation. Following the September meeting, the Fed indicated its intent to raise rates by an additional 1.25% this year. These actions by the Fed are intended to cool rising U.S. inflation rates, which have increased 8.2% year over year as of September 2022, by slowing economic growth and nonessential consumer spending (including travel). If consumer spending decreases as a result of these actions, it is expected that demand and prices for our products will decrease in kind.
In response to the Russian invasion of Ukraine in February, the international community imposed economic sanctions and other limitations on Russian exports, which further decreased the global supply of crude oil and drove up the price of crude oil. On March 3, 2022, we suspended purchases of Russian crude oil for our Hawaii refinery in response to the Russia-Ukraine conflict. We have turned to other grades of crude oil to meet fuel production requirements. In the third quarter, the global market for energy commodities experienced moderately declining prices driven by increased supply expectations after twelve months of rising prices. In response, the Organization of the Petroleum Exporting Companies (“OPEC”) announced on October 5 that it would cut production by two million barrels a day (representing approximately 2% of global oil production) with the intention of raising global oil prices.

    As of the date of this Quarterly Report on Form 10-Q, the Russia-Ukraine conflict is ongoing and continues to impact the global economy. We will continue to monitor the effects the conflict has on the global financial markets and our operations. Please read Item 1A. — Risk Factors for more information on the Russia-Ukraine conflict and its potential impacts on our business. Additionally, the financial results contained in this Quarterly Report on Form 10-Q reflect rebounding demand driven by decreasing COVID-19 pandemic-related demand suppression experienced in the regions in which we operate. However, the pandemic is ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. The full magnitude of the impact of these and other events on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material.
Results of Operations
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
    Net Income. Our financial results for the third quarter of 2022 improved from net income of $81.8 million for the three months ended September 30, 2021 to net income of $267.4 million for the three months ended September 30, 2022. The increase was primarily driven by higher product crack spreads across all of our refineries and a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices. These factors were partially offset by higher crude oil differentials and a $70.8 million increase in RINs expenses.
    Adjusted EBITDA and Adjusted Net Income. For the three months ended September 30, 2022, Adjusted EBITDA was $214.1 million compared to $58.2 million for the three months ended September 30, 2021. The increase was primarily related to improved product crack spreads across all of our refineries, favorable realized commodity derivatives, and an 11% increase in refining sales volumes at our Washington refinery, partially offset by unfavorable crude oil and purchased product differentials, a $35.1 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, and higher fuel burn costs.
    For the three months ended September 30, 2022, Adjusted Net Income was $172.0 million compared to $18.6 million for the three months ended September 30, 2021. The improvement was primarily related to the factors described above for the increase in Adjusted EBITDA.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
    Net Income (Loss). Our financial results improved from a net loss of $89.4 million for the nine months ended September 30, 2021 to net income of $279.5 million for the nine months ended September 30, 2022. The increase in profitability was primarily driven by higher product crack spreads across all of our refineries and a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices. These factors were partially offset by unfavorable crude oil and purchased product differentials, higher fuel burn costs and intermediation fees, unfavorable commodity derivatives, and a $22.9 million increase in RINs expenses. Other factors impacting our results period over period include a gain of $63.9 million related to the 2021 Hawaii sale-leaseback transactions in the nine months ended September 30, 2021 with no such gain in the 2022 comparable period and a 14% increase in operating expenses compared to the comparable period in 2021.
    Adjusted EBITDA and Adjusted Net Income (Loss). For the nine months ended September 30, 2022, Adjusted EBITDA was $468.5 million compared to $98.6 million for the nine months ended September 30, 2021. The improvement was primarily related to favorable product crack spreads across all of our refineries partially offset by unfavorable crude oil and purchased product differentials, a $65.3 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, unfavorable realized commodity derivatives, and higher fuel burn costs. Other factors impacting our results period over period include a 14% increase in operating expenses in 2022 compared to the comparable period in 2021.
    For the nine months ended September 30, 2022, Adjusted Net Income was $341.9 million compared to a loss of $23.4 million for the nine months ended September 30, 2021. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA.

    The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues	$2,056,285	$1,310,368	$745,917	57%
Cost of revenues (excluding depreciation)	1,642,626	1,098,422	544,204	50%
Operating expense (excluding depreciation)	88,329	78,059	10,270	13%
Depreciation and amortization	25,125	23,618	1,507	6%
Loss (gain) on sale of assets, net	(185)	2	(187)	(9,350)%
General and administrative expense (excluding depreciation)	16,219	12,473	3,746	30%
Acquisition and integration costs	—	1	(1)	(100)%
Total operating expenses	1,772,114	1,212,575
Operating income	284,171	97,793
Other income (expense)
Interest expense and financing costs, net	(16,852)	(15,374)	(1,478)	10%
Debt extinguishment and commitment costs	343	(9)	352	3,911%
Other expense, net	(198)	(22)	(176)	800%
Total other expense, net	(16,707)	(15,405)
Income before income taxes	267,464	82,388
Income tax expense	(68)	(586)	518	(88)%
Net income	$267,396	$81,802

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues	$5,512,910	$3,416,573	$2,096,337	61%
Cost of revenues (excluding depreciation)	4,801,800	3,184,583	1,617,217	51%
Operating expense (excluding depreciation)	252,075	221,068	31,007	14%
Depreciation and amortization	74,488	70,046	4,442	6%
Gain on sale of assets, net	(170)	(64,400)	64,230	(100)%
General and administrative expense (excluding depreciation)	47,550	36,559	10,991	30%
Acquisition and integration costs	63	87	(24)	(28)%
Total operating expenses	5,175,806	3,447,943
Operating income (loss)	337,104	(31,370)
Other income (expense)
Interest expense and financing costs, net	(51,400)	(50,711)	(689)	1%
Debt extinguishment and commitment costs	(5,329)	(8,144)	2,815	(35)%
Gain on curtailment of pension obligation	—	2,032	(2,032)	(100)%
Other income (expense), net	(149)	3	(152)	(5,067)%
Total other expense, net	(56,878)	(56,820)
Income (loss) before income taxes	280,226	(88,190)
Income tax expense	(756)	(1,193)	437	(37)%
Net income (loss)	$279,470	$(89,383)

    The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2022 and 2021 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,974,701	$54,635	$157,385	$(130,436)	$2,056,285
Cost of revenues (excluding depreciation)	1,629,019	28,482	115,574	(130,449)	1,642,626
Operating expense (excluding depreciation)	63,049	3,710	21,570	—	88,329
Depreciation and amortization	16,542	5,059	2,865	659	25,125
Loss (gain) on sale of assets, net	—	(241)	56	—	(185)
General and administrative expense (excluding depreciation)	—	—	—	16,219	16,219
Operating income (loss)	$266,091	$17,625	$17,320	$(16,865)	$284,171

Three months ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,242,848	$46,735	$125,910	$(105,125)	$1,310,368
Cost of revenues (excluding depreciation)	1,086,074	24,077	93,387	(105,116)	1,098,422
Operating expense (excluding depreciation)	55,613	3,754	18,692	—	78,059
Depreciation and amortization	14,748	5,545	2,630	695	23,618
Loss on sale of assets, net	—	2	—	—	2
General and administrative expense (excluding depreciation)	—	—	—	12,473	12,473
Acquisition and integration costs	—	—	—	1	1
Operating income (loss)	$86,413	$13,357	$11,201	$(13,178)	$97,793
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $130.4 million and $105.1 million for the three months ended September 30, 2022 and 2021, respectively.

Nine months ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,318,379	$147,729	$424,505	$(377,703)	$5,512,910
Cost of revenues (excluding depreciation)	4,772,511	77,970	329,058	(377,739)	4,801,800
Operating expense (excluding depreciation)	180,450	11,280	60,345	—	252,075
Depreciation and amortization	48,854	15,357	8,156	2,121	74,488
Loss (gain) on sale of assets, net	—	(253)	56	27	(170)
General and administrative expense (excluding depreciation)	—	—	—	47,550	47,550
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$316,564	$43,375	$26,890	$(49,725)	$337,104

Nine months ended September 30, 2021	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,237,450	$136,750	$335,544	$(293,171)	$3,416,573
Cost of revenues (excluding depreciation)	3,160,348	71,473	245,930	(293,168)	3,184,583
Operating expense (excluding depreciation)	156,895	11,144	53,029	—	221,068
Depreciation and amortization	43,373	16,176	8,164	2,333	70,046
Gain on sale of assets, net	(19,595)	(19)	(44,786)	—	(64,400)
General and administrative expense (excluding depreciation)	—	—	—	36,559	36,559
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(103,571)	$37,976	$73,207	$(38,982)	$(31,370)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $377.7 million and $293.2 million for the nine months ended September 30, 2022 and 2021, respectively.

    Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Refining Segment
Feedstocks Throughput (Mbpd)	138.5	137.3	132.8	135.1
Refined product sales volume (Mbpd)	149.3	144.9	138.5	140.5

Hawaii Refinery
Feedstocks Throughput (Mbpd)	79.7	81.0	82.2	82.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	28.1%	23.3%	25.4%	24.2%
Distillates	39.3%	45.9%	39.5%	45.3%
Fuel oils	30.1%	24.9%	31.1%	26.0%
Other products	(0.9)%	3.4%	0.6%	1.5%
Total yield	96.6%	97.5%	96.6%	97.0%

Refined product sales volume (Mbpd)
On-island sales volume	84.7	86.7	81.0	83.9
Exports sales volume	1.9	—	0.6	—
Total refined product sales volume	86.6	86.7	81.6	83.9

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$19.49	$6.02	$13.92	$4.35
Production costs per bbl ($/throughput bbl) (2)	5.14	4.28	4.67	3.89
D&A per bbl ($/throughput bbl)	0.68	0.67	0.66	0.67

Washington Refinery
Feedstocks Throughput (Mbpd)	40.5	38.4	33.8	36.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.2%	22.8%	24.4%	23.6%
Distillates	34.1%	33.0%	34.1%	34.3%
Asphalt	20.2%	22.5%	19.9%	20.9%
Other products	18.4%	18.7%	18.5%	18.4%
Total yield	96.9%	97.0%	96.9%	97.2%

Refined product sales volume (Mbpd)	45.3	40.7	39.9	40.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$19.97	$3.52	$16.51	$2.63
Production costs per bbl ($/throughput bbl) (2)	3.43	3.60	4.19	3.70
D&A per bbl ($/throughput bbl)	2.02	1.48	2.28	1.56

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wyoming Refinery
Feedstocks Throughput (Mbpd)	18.3	17.9	16.8	16.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.3%	46.5%	48.8%	46.9%
Distillates	43.9%	46.2%	43.6%	46.0%
Fuel oils	3.0%	2.3%	2.5%	2.1%
Other products	2.5%	2.1%	2.5%	2.0%
Total yield	97.7%	97.1%	97.4%	97.0%

Refined product sales volume (Mbpd)	17.4	17.5	17.0	16.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$19.39	$21.84	$29.20	$16.45
Production costs per bbl ($/throughput bbl) (2)	6.63	5.92	7.14	6.49
D&A per bbl ($/throughput bbl)	2.40	2.77	2.82	2.83

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$26.43	$6.20	$26.52	$4.80
Pacific Northwest 5-2-2-1 Index (4)	33.21	18.59	33.79	15.39
Wyoming 3-2-1 Index (5)	45.78	41.78	42.36	31.01

Crude Oil Prices (average $ per barrel)
Brent	$97.70	$73.23	$102.53	$67.92
WTI	91.43	70.52	98.31	64.99
ANS	103.80	73.83	106.41	68.35
Bakken Clearbrook	95.49	70.77	102.09	64.84
WCS Hardisty	70.93	57.54	82.23	52.39
Brent M1-M3	3.94	1.36	4.10	1.05
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
    Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail Segment
Retail sales volumes (thousands of gallons)	27,829	28,746	78,599	82,418
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

•Renewable Identification Numbers (“RINs”) mark-to-market adjustments (which represents the income statement effect of reflecting our RINs liability on a net basis; this adjustment also includes the mark-to-market losses (gains) associated with our net RINs liability); and
•unrealized loss (gain) on derivatives.
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
    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2022	Refining	Logistics	Retail
Operating income	$266,091	$17,625	$17,320
Operating expense (excluding depreciation)	63,049	3,710	21,570
Depreciation and amortization	16,542	5,059	2,865
Loss (gain) on sale of assets, net	—	(241)	56
Inventory valuation adjustment	(91,135)	—	—
RINs mark-to-market adjustments	(6,731)	—	—
Unrealized loss on derivatives	3,004	—	—
Adjusted Gross Margin (1)	$250,820	$26,153	$41,811

Three months ended September 30, 2021	Refining	Logistics	Retail
Operating income	$86,413	$13,357	$11,201
Operating expense (excluding depreciation)	55,613	3,754	18,692
Depreciation and amortization	14,748	5,545	2,630
Loss (gain) on sale of assets, net	—	2	—
Inventory valuation adjustment	2,784	—	—
LIFO liquidation adjustment	(4,151)	—	—
RINs mark-to-market adjustments	(72,087)	—	—
Unrealized loss on derivatives	10,228	—	—
Adjusted Gross Margin (1)	$93,548	$22,658	$32,523

Nine months ended September 30, 2022	Refining	Logistics	Retail
Operating income	$316,564	$43,375	$26,890
Operating expense (excluding depreciation)	180,450	11,280	60,345
Depreciation and amortization	48,854	15,357	8,156
Loss (gain) on sale of assets, net	—	(253)	56
Inventory valuation adjustment	(18,039)	—	—
RINs mark-to-market adjustments	83,119	—	—
Unrealized gain on derivatives	(10,151)	—	—
Adjusted Gross Margin (1)	$600,797	$69,759	$95,447

Nine months ended September 30, 2021	Refining	Logistics	Retail
Operating income (loss)	$(103,571)	$37,976	$73,207
Operating expense (excluding depreciation)	156,895	11,144	53,029
Depreciation and amortization	43,373	16,176	8,164
Loss (gain) on sale of assets, net	(19,595)	(19)	(44,786)
Inventory valuation adjustment	55,527	—	—
RINs mark-to-market adjustments	58,973	—	—
Unrealized loss on derivatives	7,620	—	—
Adjusted Gross Margin (1)	$199,222	$65,277	$89,614
____________________________________________________________________________
(1)For the three and nine months ended September 30, 2022 and 2021, there was no impairment expense recorded in Operating income (loss). For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, there was no LIFO liquidation adjustment recorded in Operating income (loss).
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
•RINs mark-to-market adjustments (which represents the income statement effect of reflecting our RINs liability on a net basis; this adjustment also includes the mark-to-market losses (gains) associated with our net RINs liability);
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
    The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$267,396	$81,802	$279,470	$(89,383)
Inventory valuation adjustment	(91,135)	2,784	(18,039)	55,527
LIFO liquidation adjustment	—	(4,151)	—	—
RINs mark-to-market adjustments	(6,731)	(72,087)	83,119	58,973
Unrealized loss (gain) on derivatives	3,004	10,228	(10,151)	7,620
Acquisition and integration costs	—	1	63	87
Debt extinguishment and commitment costs	(343)	9	5,329	8,144
Severance costs	9	59	2,272	75
Loss (gain) on sale of assets, net	(185)	2	(170)	(64,400)
Adjusted Net Income (Loss) (1)	172,015	18,647	341,893	(23,357)
Depreciation and amortization	25,125	23,618	74,488	70,046
Interest expense and financing costs, net	16,852	15,374	51,400	50,711
Income tax expense	68	586	756	1,193
Adjusted EBITDA (1)	$214,060	$58,225	$468,537	$98,593
________________________________________
(1)For the three and nine months ended September 30, 2022 and 2021, there was no change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, or equity losses (earnings) from Laramie Energy, LLC, including impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, and our share of Laramie Energy’s unrealized loss (gain) on derivatives.
Factors Impacting Segment Results
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
    Refining. Operating income for our refining segment was $266.1 million for the three months ended September 30, 2022, an increase of $179.7 million compared to $86.4 million for the three months ended September 30, 2021. The increase was primarily driven by improved product crack spreads across all of our refineries and a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices, partially offset by unfavorable crude oil differentials, a $70.8 million increase in RINs expenses, and a $35.1 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement.
    Logistics. Operating income for our logistics segment was $17.6 million for the three months ended September 30, 2022, an increase of $4.2 million compared to $13.4 million for the three months ended September 30, 2021. The increase is primarily due to higher third party revenues.
    Retail. Operating income for our retail segment was $17.3 million for the three months ended September 30, 2022, an increase of $6.1 million compared to $11.2 million for the three months ended September 30, 2021. The increase was primarily due to a 42% increase in fuel margins related to declining crude oil prices in the three months ended September 30, 2022 compared to rising prices in the comparative period of 2021, partially offset by a 16% increase in operating expenses in the three months ended September 30, 2022 related to increased employee costs and higher credit card processing fees due to increased gasoline prices.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
    Refining. Operating income for our refining segment was $316.6 million for the nine months ended September 30, 2022, an improvement of $420.2 million compared to an operating loss of $103.6 million for the nine months ended September 30, 2021. The increase in profitability was primarily driven by improved product crack spreads across all of our refineries and a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices, partially offset by unfavorable crude oil and purchased product differentials, a $65.3 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, higher fuel burn costs, unfavorable commodity derivatives, and a $22.9 million increase in RINs expenses. Other factors impacting our results period over period include a gain on sale of assets of $19.6 million in the nine months ended September 30, 2021 primarily related to the 2021 Hawaii sale-leaseback transactions we closed in the first quarter of 2021 with no such gain in 2022 and a 15% increase in operating expenses in the nine months ended September 30, 2021 primarily related to increased utility costs, planned repairs and maintenance, and higher employee costs.
    Logistics. Operating income for our logistics segment was $43.4 million for the nine months ended September 30, 2022, an increase of $5.4 million compared to $38.0 million for the nine months ended September 30, 2021. The increase was primarily due to increased third party revenues and a 5% increase in throughput across our Washington assets, partially offset by a 9% increase in cost of sales driven primarily by higher marine vessel fees and fuel costs.
    Retail. Operating income for our retail segment was $26.9 million for the nine months ended September 30, 2022, a decrease of $46.3 million compared to $73.2 million for the nine months ended September 30, 2021. The decrease in profitability is primarily due to a gain on sale of assets of $44.8 million in the nine months ended September 30, 2021 related to the 2021 Hawaii sale-leaseback transactions we closed in the first quarter of 2021 with no such gain in 2022 and a 14% increase in operating expenses in the nine months ended September 30, 2022 primarily related to higher repair and maintenance expenses, increased employee costs, higher credit card processing fees due to increased gasoline prices, and higher rent expense related to the additional leases from our 2021 Hawaii sale-leaseback transactions, partially offset by a 15% increase in fuel margin.
Adjusted Gross Margin
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
    Refining. For the three months ended September 30, 2022, our refining Adjusted Gross Margin was $250.8 million, an increase of $157.3 million compared to $93.5 million for the three months ended September 30, 2021. The increase was primarily driven by improved product crack spreads and favorable realized commodity derivatives, partially offset by higher crude oil and purchased product differentials and higher intermediation fees in Hawaii. Adjusted Gross Margin for the Hawaii refinery increased from $6.02 per barrel during the three months ended September 30, 2021 to $19.49 per barrel during the three months ended September 30, 2022. The improvement was primarily due to improved product crack spreads and favorable realized commodity derivatives, partially offset by unfavorable crude oil and purchased product differentials, a $35.1 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, and higher fuel burn costs. Adjusted Gross Margin for the Washington refinery increased by $16.45 per barrel primarily due to improved product crack spreads and an 11% increase in sales volumes, partially offset by unfavorable crude oil differentials. Adjusted Gross Margin for the Wyoming refinery decreased by $2.45 per barrel primarily due to an unfavorable FIFO change of $15.4 million, unfavorable crude differentials, and higher RINs expenses related to current period production, partially offset by improved product crack spreads.
    Logistics. For the three months ended September 30, 2022, our logistics Adjusted Gross Margin was $26.2 million, an increase of $3.5 million compared to $22.7 million for the three months ended September 30, 2021. The increase is primarily due to higher revenues from third party services.
    Retail. For the three months ended September 30, 2022, our retail Adjusted Gross Margin was $41.8 million, an increase of $9.3 million compared to $32.5 million for the three months ended September 30, 2021. The increase was primarily due to a 42% increase in fuel margins related to declining crude oil prices in the three months ended September 30, 2022 compared to rising crude oil prices in the comparable period in 2021.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
    Refining. For the nine months ended September 30, 2022, our refining Adjusted Gross Margin was $600.8 million, an increase of $401.6 million compared to $199.2 million for the nine months ended September 30, 2021. The increase was primarily due to favorable product crack spreads across all our refineries partially offset by unfavorable crude oil and purchased product differentials, higher intermediation fees in Hawaii, unfavorable realized commodity derivatives, and higher fuel burn costs. Adjusted Gross Margin for the Hawaii refinery improved from $4.35 per barrel during the nine months ended September 30, 2021 to $13.92 per barrel during the nine months ended September 30, 2022. The improvement was primarily due to improved product crack spreads, partially offset by unfavorable crude oil and purchased product differentials, a $65.3 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, unfavorable realized commodity derivatives, and higher fuel burn costs. Adjusted Gross Margin for the Washington refinery increased by $13.88 per barrel primarily due to favorable product crack spreads partially offset by unfavorable crude oil differentials. Adjusted Gross Margin for the Wyoming refinery increased by $12.75 per barrel primarily due to improved product crack spreads partially offset by unfavorable crude oil differentials.
    Logistics. For the nine months ended September 30, 2022, our logistics Adjusted Gross Margin was $69.8 million, an increase of $4.5 million compared to $65.3 million for the nine months ended September 30, 2021. The increase was primarily due to increased revenues from third party services and a 5% increase in throughput across our Washington assets, partially offset by a 9% increase in cost of sales driven primarily by higher marine vessel fees and fuel costs.
    Retail. For the nine months ended September 30, 2022, our retail Adjusted Gross Margin was $95.4 million, an increase of $5.8 million compared to $89.6 million for the nine months ended September 30, 2021. The increase was primarily due to a 15% increase in fuel margins related to declining crude oil prices in the three months ended September 30, 2022 partially offset by a 5% decline in fuel sales volumes.
Discussion of Consolidated Results
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
    Revenues. For the three months ended September 30, 2022, revenues were $2.1 billion, a $0.8 billion increase compared to $1.3 billion for the three months ended September 30, 2021. The increase was primarily due to an increase of $0.7 billion in third-party refining segment revenue as a result of increases in Brent and WTI crude oil prices, an increase in average product crack spreads, and an 11% increase in refining sales volumes at our Washington refinery. Average Brent crude oil prices increased to $97.70 per barrel during the third quarter of 2022 compared to $73.23 per barrel during the third quarter of 2021, and average WTI crude oil prices increased to $91.43 per barrel during the third quarter of 2022 compared to $70.52 per barrel during the third quarter of 2021. Revenues at our retail segment increased $31.5 million primarily due to a 35% increase in fuel prices.
    Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2022, cost of revenues (excluding depreciation) was $1.6 billion, a $0.5 billion increase compared to $1.1 billion for the three months ended September 30, 2021. The increase was primarily driven by higher Brent and WTI crude oil prices as discussed above and unfavorable crude oil and purchased product differentials, a $70.8 million increase in RINs expenses, a $35.1 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, an 11% increase in refining sales volumes at our Washington refinery, and higher fuel burn costs, partially offset by a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices, and favorable commodity derivatives. Other factors impacting our results period over period include 33% higher fuel costs at our retail segment.
    Operating Expense (Excluding Depreciation). For the three months ended September 30, 2022, operating expense (excluding depreciation) was $88.3 million, a $10.2 million increase when compared to $78.1 million for the three months ended September 30, 2021. The increase in operating expenses was primarily driven by higher utility and maintenance costs and increased employee costs.
    Depreciation and Amortization. For the three months ended September 30, 2022, D&A was $25.1 million, an increase of $1.5 million compared to $23.6 million for the three months ended September 30, 2021. The increase was primarily due to the amortization of our Washington refinery turnaround projects completed in the first quarter of 2022.
    General and Administrative Expense (Excluding Depreciation).  For the three months ended September 30, 2022, general and administrative expense (excluding depreciation) was $16.2 million, an increase of $3.7 million compared to $12.5 million for the three months ended September 30, 2021. The increase was primarily due to an increase in employee costs and outside services related to profit improvement projects.
    Interest Expense and Financing Costs, Net. For the three months ended September 30, 2022, our interest expense and financing costs were $16.9 million, an increase of $1.5 million compared to $15.4 million for the three months ended September 30, 2021. The increase was primarily due to higher balances on our inventory financing agreements, partially offset by lower outstanding debt balances driven by early repayments of the outstanding 12.875% Senior Secured Notes in the second quarters of 2021 and 2022 and the final maturity of the 5.00% Convertible Senior Notes on June 15, 2021. Please read Note 7—Inventory Financing Agreements and Note 9—Debt to our condensed consolidated financial statements for further discussion on our intermediation agreements and indebtedness, respectively.
    Income Taxes. For the three months ended September 30, 2022, we recorded income tax expense of $0.1 million primarily related to increased taxable income. For the three months ended September 30, 2021, we recorded an income tax expense of $0.6 million primarily related to foreign taxes.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
    Revenues. For the nine months ended September 30, 2022, revenues were $5.5 billion, a $2.1 billion increase compared to $3.4 billion for the nine months ended September 30, 2021. The increase was primarily due to an increase of $2.0 billion in third-party revenues at our refining segment, primarily related to higher crude oil prices and product crack spreads across all our refining locations. Average Brent crude oil prices rose to $102.53 in the nine months ended September 30, 2022 compared to $67.92 per barrel in the nine months ended September 30, 2021, and average WTI crude oil prices rose to $98.31 per barrel during the nine months ended September 30, 2022 compared to $64.99 in the nine months ended September 30, 2021. Revenues at our retail segment increased $89.0 million primarily due to a 41% increase in fuel prices.
    Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2022, cost of revenues (excluding depreciation) was $4.8 billion, a $1.6 billion increase compared to $3.2 billion for the nine months ended September 30, 2021. The increase was primarily due to increases in Brent and WTI crude oil prices as discussed above, higher crude oil and purchased product differentials, a $65.3 million increase in intermediation fees driven primarily by higher market structure fees under the Supply and Offtake Agreement, higher fuel burn costs, and unfavorable commodity derivatives, partially offset by a favorable change in valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices. Other factors impacting our results period over period include 50% higher fuel costs at our retail segment.
    Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2022, operating expense (excluding depreciation) was $252.1 million, an increase of $31.0 million compared to $221.1 million for the nine months ended September 30, 2021. The increase was primarily driven by higher utility and maintenance expenses, increased employee costs, and higher retail credit card processing fees related to increased gasoline prices.
    Depreciation and Amortization. For the nine months ended September 30, 2022, D&A was $74.5 million, an increase of $4.5 million compared to $70.0 million for the nine months ended September 30, 2021. The increase was primarily due to the amortization of our Washington refinery turnaround projects completed in the first quarter of 2022.
    Gain on Sale of Assets, Net. For the nine months ended September 30, 2022, there was a $0.2 million gain on sale of assets, net, which resulted primarily from the sale of equipment. For the nine months ended September 30, 2021, the gain on sale of assets, net was approximately $64.4 million and primarily related to the Hawaii sale-leaseback transactions we closed in the first quarter of 2021.
    General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2022, general and administrative expense (excluding depreciation) was $47.6 million, an increase of $11.0 million compared to $36.6 million for the nine months ended September 30, 2021. The increase was primarily due to higher employee costs.
    Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2022, our interest expense and financing costs were $51.4 million, an increase of $0.7 million when compared to $50.7 million for the nine months ended September 30, 2021. The increase was primarily due to increased balances on our inventory financing agreements, partially offset by lower outstanding debt balances in 2022 driven by early partial repayments of the outstanding 12.875% Senior Secured Notes in the second quarters of 2021 and 2022 and the full repayment at maturity of the 5.00% Convertible Senior Notes in June 2021.
    Debt Extinguishment and Commitment Costs. For the nine months ended September 30, 2021, our debt extinguishment and commitment costs were $8.1 million and primarily represented $6.6 million in extinguishment costs associated with the redemption of $36.8 million of 12.875% Senior Secured Notes in June 2021 and $1.4 million in extinguishment costs associated with the repayment of the Retail Property Term Loan on February 23, 2021. For the nine months ended September 30, 2022, our debt extinguishment and commitment costs were $5.3 million and primarily represented extinguishment costs associated with the repurchase and cancellation of an additional $36.9 million of 12.875% Senior Secured

Notes in the second quarter of 2022. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
    Gain on Curtailment of Pension Obligation. For the nine months ended September 30, 2021, we recorded a $2.0 million gain on curtailment of pension obligation related to the March 2021 Wyoming Refining plan amendment. No such gain was recorded during the nine months ended September 30, 2022.
    Income Taxes. For the nine months ended September 30, 2022, we recorded an income tax expense of $0.8 million primarily related to increased taxable income. For the nine months ended September 30, 2021, we recorded an income tax expense of $1.2 million primarily driven by foreign taxes.
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

	As of September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,308	$402,753	$29	$409,090
Restricted cash	331	3,670	—	4,001
Trade accounts receivable	—	287,719	3	287,722
Inventories	—	914,622	—	914,622
Prepaid and other current assets	2,397	120,735	(3)	123,129
Due from related parties	109,025	—	(109,025)	—
Total current assets	118,061	1,729,499	(108,996)	1,738,564
Property, plant, and equipment
Property, plant, and equipment	20,199	1,182,897	3,955	1,207,051
Less accumulated depreciation and amortization	(15,503)	(356,529)	(3,075)	(375,107)
Property, plant, and equipment, net	4,696	826,368	880	831,944
Long-term assets
Operating lease right-of-use assets	2,810	319,058	—	321,868
Investment in subsidiaries	502,915	—	(502,915)	—
Intangible assets, net	—	14,240	—	14,240
Goodwill	—	124,607	2,598	127,205
Other long-term assets	723	86,755	(14,195)	73,283
Total assets	$629,205	$3,100,527	$(622,628)	$3,107,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,918	$—	$10,918
Obligations under inventory financing agreements	—	864,051	—	864,051
Accounts payable	2,905	196,262	1,480	200,647
Accrued taxes	35	36,298	—	36,333
Operating lease liabilities	524	47,382	—	47,906
Other accrued liabilities	521	560,933	368	561,822
Due to related parties	74,819	108,875	(183,694)	—
Total current liabilities	78,804	1,824,719	(181,846)	1,721,677
Long-term liabilities
Long-term debt, net of current maturities	—	496,870	—	496,870
Due to related parties	—	—	—	—
Finance lease liabilities	—	11,202	(4,430)	6,772
Operating lease liabilities	3,509	278,147	—	281,656
Other liabilities	—	39,849	13,388	53,237
Total liabilities	82,313	2,650,787	(172,888)	2,560,212
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	601	—	—	601
Additional paid-in capital	829,195	409,686	(409,686)	829,195
Accumulated earnings (deficit)	(285,406)	38,249	(38,249)	(285,406)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	546,892	449,740	(449,740)	546,892
Total liabilities and stockholders’ equity	$629,205	$3,100,527	$(622,628)	$3,107,104

	As of December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,086	$108,105	$30	$112,221
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	195,104	4	195,108
Inventories	—	790,317	—	790,317
Prepaid and other current assets	15,664	12,864	(3)	28,525
Due from related parties	94,676	—	(94,676)	—
Total current assets	114,756	1,110,060	(94,645)	1,130,171
Property, plant, and equipment
Property, plant, and equipment	19,535	1,156,906	3,956	1,180,397
Less accumulated depreciation and amortization	(13,869)	(307,091)	(2,932)	(323,892)
Property, plant, and equipment, net	5,666	849,815	1,024	856,505
Long-term assets
Operating lease right-of-use assets	3,280	380,544	—	383,824
Investment in subsidiaries	207,483	—	(207,483)	—
Intangible assets, net	—	16,234	—	16,234
Goodwill	—	124,664	2,598	127,262
Other long-term assets	724	57,382	(1,851)	56,255
Total assets	$331,909	$2,538,699	$(300,357)	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,841	$—	$10,841
Obligations under inventory financing agreements	—	737,704	—	737,704
Accounts payable	1,386	151,676	1,481	154,543
Accrued taxes	48	28,593	—	28,641
Operating lease liabilities	608	53,032	—	53,640
Other accrued liabilities	9,805	360,246	373	370,424
Due to related parties	50,195	10,261	(60,456)	—
Total current liabilities	62,042	1,352,353	(58,602)	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	—	553,717	—	553,717
Finance lease liabilities	17	12,192	(4,518)	7,691
Operating lease liabilities	4,150	330,944	—	335,094
Other liabilities	—	63,098	(10,842)	52,256
Total liabilities	66,209	2,312,304	(73,962)	2,304,551
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	821,713	409,686	(409,686)	821,713
Accumulated earnings (deficit)	(559,117)	(185,096)	185,096	(559,117)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	265,700	226,395	(226,395)	265,700
Total liabilities and stockholders’ equity	$331,909	$2,538,699	$(300,357)	$2,570,251

	Three Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,056,252	$33	$2,056,285

Operating expenses
Cost of revenues (excluding depreciation)	—	1,642,626	—	1,642,626
Operating expense (excluding depreciation)	—	88,329	—	88,329
Depreciation and amortization	517	24,561	47	25,125
Loss (gain) on sale of assets, net	—	(185)	—	(185)
General and administrative expense (excluding depreciation)	5,213	11,006	—	16,219
Acquisition and integration costs	—	—	—	—
Total operating expenses	5,730	1,766,337	47	1,772,114

Operating income (loss)	(5,730)	289,915	(14)	284,171

Other income (expense)
Interest expense and financing costs, net	15	(16,958)	91	(16,852)
Debt extinguishment and commitment costs	—	343	—	343
Other income (expense), net	(8)	(191)	1	(198)
Equity earnings (losses) from subsidiaries	273,119	—	(273,119)	—
Total other income (expense), net	273,126	(16,806)	(273,027)	(16,707)

Income (loss) before income taxes	267,396	273,109	(273,041)	267,464
Income tax benefit (expense) (1)	—	(66,917)	66,849	(68)
Net income (loss)	$267,396	$206,192	$(206,192)	$267,396

Adjusted EBITDA	$(5,221)	$219,247	$34	$214,060

	Three Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,310,357	$11	$1,310,368

Operating expenses
Cost of revenues (excluding depreciation)	—	1,098,422	—	1,098,422
Operating expense (excluding depreciation)	—	78,059	—	78,059
Depreciation and amortization	571	22,999	48	23,618
Loss (gain) on sale of assets, net	—	2	—	2
General and administrative expense (excluding depreciation)	3,098	9,375	—	12,473
Acquisition and integration costs	1	—	—	1
Total operating expenses	3,670	1,208,857	48	1,212,575

Operating income (loss)	(3,670)	101,500	(37)	97,793

Other income (expense)
Interest expense and financing costs, net	(7)	(15,462)	95	(15,374)
Debt extinguishment and commitment costs	—	(9)	—	(9)
Other income (expense), net	(14)	(8)	—	(22)
Equity earnings (losses) from subsidiaries	85,502	—	(85,502)	—
Total other income (expense), net	85,481	(15,479)	(85,407)	(15,405)

Income (loss) before income taxes	81,811	86,021	(85,444)	82,388
Income tax benefit (expense) (1)	(9)	(21,385)	20,808	(586)
Net income (loss)	$81,802	$64,636	$(64,636)	$81,802

Adjusted EBITDA	$(3,112)	$61,326	$11	$58,225

	Nine Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,512,816	$94	$5,512,910

Operating expenses
Cost of revenues (excluding depreciation)	—	4,801,800	—	4,801,800
Operating expense (excluding depreciation)	—	252,075	—	252,075
Depreciation and amortization	1,721	72,624	143	74,488
Loss (gain) on sale of assets, net	27	(197)	—	(170)
General and administrative expense (excluding depreciation)	14,147	33,403	—	47,550
Acquisition and integration costs	63	—	—	63
Total operating expenses	15,958	5,159,705	143	5,175,806

Operating income (loss)	(15,958)	353,111	(49)	337,104

Other income (expense)
Interest expense and financing costs, net	6	(51,683)	277	(51,400)
Debt extinguishment and commitment costs	—	(5,329)	—	(5,329)
Other income (expense), net	(12)	(138)	1	(149)
Equity earnings (losses) from subsidiaries	295,434	—	(295,434)	—
Total other income (expense), net	295,428	(57,150)	(295,156)	(56,878)

Income (loss) before income taxes	279,470	295,961	(295,205)	280,226
Income tax benefit (expense) (1)	—	(72,616)	71,860	(756)
Net income (loss)	$279,470	$223,345	$(223,345)	$279,470

Adjusted EBITDA	$(13,808)	$482,250	$95	$468,537

	Nine Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,416,538	$35	$3,416,573

Operating expenses
Cost of revenues (excluding depreciation)	—	3,184,583	—	3,184,583
Operating expense (excluding depreciation)	—	221,785	(717)	221,068
Depreciation and amortization	1,855	68,000	191	70,046
Loss (gain) on sale of assets, net	—	(10,637)	(53,763)	(64,400)
General and administrative expense (excluding depreciation)	9,307	27,252	—	36,559
Acquisition and integration costs	87	—	—	87
Total operating expenses	11,249	3,490,983	(54,289)	3,447,943

Operating income (loss)	(11,249)	(74,445)	54,324	(31,370)

Other income (expense)
Interest expense and financing costs, net	(2,501)	(48,433)	223	(50,711)
Debt extinguishment and commitment costs	—	(6,728)	(1,416)	(8,144)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(27)	30	—	3
Equity earnings (losses) from subsidiaries	(75,580)	—	75,580	—
Total other income (expense), net	(78,108)	(53,099)	74,387	(56,820)

Income (loss) before income taxes	(89,357)	(127,544)	128,711	(88,190)
Income tax benefit (expense) (1)	(26)	30,143	(31,310)	(1,193)
Net income (loss)	$(89,383)	$(97,401)	$97,401	$(89,383)

Adjusted EBITDA	$(9,334)	$107,175	$752	$98,593
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
    The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$267,396	$206,192	$(206,192)	$267,396
Inventory valuation adjustment	—	(91,135)	—	(91,135)
RINs mark-to-market adjustments	—	(6,731)	—	(6,731)
Unrealized loss on derivatives	—	3,004	—	3,004
Acquisition and integration costs	—	—	—	—
Debt extinguishment and commitment costs	—	(343)	—	(343)
Severance costs	—	9	—	9
Loss (gain) on sale of assets, net	—	(185)	—	(185)
Depreciation and amortization	517	24,561	47	25,125
Interest expense and financing costs, net	(15)	16,958	(91)	16,852
Equity losses (income) from subsidiaries	(273,119)	—	273,119	—
Income tax expense (benefit)	—	66,917	(66,849)	68
Adjusted EBITDA (1)	$(5,221)	$219,247	$34	$214,060

	Three Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$81,802	$64,636	$(64,636)	$81,802
Inventory valuation adjustment	—	2,784	—	2,784
LIFO liquidation adjustment	—	(4,151)	—	(4,151)
RINs mark-to-market adjustments	—	(72,087)	—	(72,087)
Unrealized loss on derivatives	—	10,228	—	10,228
Acquisition and integration costs	1	—	—	1
Debt extinguishment and commitment costs	—	9	—	9
Severance costs	—	59	—	59
Loss (gain) on sale of assets, net	—	2	—	2
Depreciation and amortization	571	22,999	48	23,618
Interest expense and financing costs, net	7	15,462	(95)	15,374
Equity losses (income) from subsidiaries	(85,502)	—	85,502	—
Income tax expense (benefit)	9	21,385	(20,808)	586
Adjusted EBITDA (1)	$(3,112)	$61,326	$11	$58,225

	Nine Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$279,470	$223,345	$(223,345)	$279,470
Inventory valuation adjustment	—	(18,039)	—	(18,039)
RINs mark-to-market adjustments	—	83,119	—	83,119
Unrealized loss (gain) on derivatives	—	(10,151)	—	(10,151)
Acquisition and integration costs	63	—	—	63
Debt extinguishment and commitment costs	—	5,329	—	5,329
Severance costs	351	1,921	—	2,272
Loss (gain) on sale of assets, net	27	(197)	—	(170)
Depreciation and amortization	1,721	72,624	143	74,488
Interest expense and financing costs, net	(6)	51,683	(277)	51,400
Equity losses (income) from subsidiaries	(295,434)	—	295,434	—
Income tax expense (benefit)	—	72,616	(71,860)	756
Adjusted EBITDA (1)	$(13,808)	$482,250	$95	$468,537

	Nine Months Ended September 30, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(89,383)	$(97,401)	$97,401	$(89,383)
Inventory valuation adjustment	—	55,527	—	55,527
RINs mark-to-market adjustments	—	58,973	—	58,973
Unrealized loss on derivatives	—	7,620	—	7,620
Acquisition and integration costs	87	—	—	87
Debt extinguishment and commitment costs	—	6,728	1,416	8,144
Severance costs	—	75	—	75
Loss (gain) on sale of assets, net	—	(10,637)	(53,763)	(64,400)
Depreciation and amortization	1,855	68,000	191	70,046
Interest expense and financing costs, net	2,501	48,433	(223)	50,711
Equity losses (income) from subsidiaries	75,580	—	(75,580)	—
Income tax expense (benefit)	26	(30,143)	31,310	1,193
Adjusted EBITDA (1)	$(9,334)	$107,175	$752	$98,593
________________________________________
(1)For the three and nine months ended September 30, 2022 and 2021, there was no change in valuation allowance and other deferred tax items, change in value of common stock warrants, impairment expense, impairment of investment in Laramie Energy, unrealized gain on derivatives included in equity earnings from Laramie Energy, or equity losses from Laramie Energy. For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, there was no LIFO liquidation adjustment.
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
    Our liquidity position as of September 30, 2022 was $494.7 million and consisted of $488.3 million at Par Petroleum, LLC and subsidiaries, $6.3 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.

    As of September 30, 2022, we had access to the ABL Credit Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $409.1 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
    We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for the next 12 months. We may seek to raise additional debt or equity capital to fund acquisitions and any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
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
Cash Flows
    The following table summarizes cash activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$369,053	$54,594
Net cash provided by (used in) investing activities	(37,661)	82,356
Net cash used in financing activities	(34,522)	(1,954)
Cash flows for the nine months ended September 30, 2022
Net cash provided by operating activities for the nine months ended September 30, 2022 was driven primarily by net income of $279.5 million, non-cash charges to operations of approximately $80.3 million, and net cash provided by changes in operating assets and liabilities of approximately $9.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $74.5 million;
•	stock based compensation costs of $7.4 million; and
•	debt commitment and extinguishment costs of $5.3 million;

partially offset by
•	unrealized gain on derivatives contracts of $10.2 million.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable; and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices;

partially offset by
•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery; and
•	increase in prepaid and other primarily driven by a $71.2 million increase in Advances to suppliers for crude purchases.
Net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of $38.1 million in additions to property, plant, and equipment driven by profit improvement and turnaround projects including crude recovery and debottlenecking projects at our Tacoma refinery, maintenance and tank replacement projects at our Wyoming refinery, and co-generation engine and tank conversion projects at our Hawaii refinery.

Net cash used in financing activities was approximately $34.5 million for the nine months ended September 30, 2022 and consisted primarily of the following activities:

•	net repayments of debt of $72.3 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and
•	repurchases of common stock of $7.3 million

partially offset by
•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $48.2 million.
Cash flows for the nine months ended September 30, 2021
    Net cash provided by operating activities was approximately $54.6 million for the nine months ended September 30, 2021, which resulted from net cash provided by changes in operating assets and liabilities of approximately $125.3 million and non-cash charges to operations of approximately $18.7 million, partially offset by a net loss of approximately $89.4 million. The change in our operating assets and liabilities for the nine months ended September 30, 2021 was primarily due to an increase in our gross environmental credit obligations of $147.0 million and a net increase in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations of $178.6 million, partially offset by increases in inventories of $195.1 million and accounts receivable of $83.5 million. Net cash provided by changes in operating assets and liabilities also includes an increase of $6.3 million in deferred turnaround costs.
    Net cash provided by investing activities was approximately $82.4 million for the nine months ended September 30, 2021 and primarily related to proceeds received from the 2021 Hawaii sale-leaseback transactions partially offset by $21.0 million of additions to property, plant, and equipment.
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
Washington Refinery Intermediation Agreement. We and MLC entered into amendments to the Washington Refinery Intermediation Agreement on March 9, 2022, May 9, 2022, and August 11, 2022, which, among other things, increased the maximum borrowing capacity under the MLC receivable advances. Please read Note 7—Inventory Financing Agreements for more information.
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
Debt Repayments. During the nine months ended September 30, 2022, we repurchased and cancelled $15.0 million and $36.9 million in aggregate principal amounts of the 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, respectively. Please read Note 9—Debt for more information.

Critical Accounting Estimates
    There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K.
Forward-Looking Statements
    Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our expectations regarding the impact of COVID-19 along with a number of recent global events including the conflict between Russia and Ukraine and certain developments in the global crude oil markets on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about future events; the effects and timing of the closing of the acquisition of the ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”), the anticipated cash on hand and other financing for the Acquisition and the acquisition of the hydrocarbon inventory, the anticipated synergies and other benefits of the Acquisition, including renewable growth opportunities, the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
    Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2022 of 139 thousand barrels per day, would change annualized operating income by approximately $49.9 million. This analysis may differ from actual results.
    In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
    All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at September 30, 2022, will settle by October 2023. Based on our net open positions at September 30, 2022, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.1 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
    Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, we consumed approximately 139 thousand and 133 thousand barrels per day, respectively, of crude oil during the refining process across all our refineries. We internally consumed approximately 3% of this throughput in the refining process during the three and nine months ended September 30, 2022, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 10—Derivatives to our condensed consolidated financial statements for more information.
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
Interest Rate Risk
    As of September 30, 2022, we had $206.3 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on the three-month London Interbank Offered Rate (“LIBOR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $6.4 million and $4.1 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2022, we did not hold any open interest rate swaps.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
    There were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The pending acquisition of the ExxonMobil Billings refinery and associated marketing and logistics assets (the “Billings Acquisition”) may not close as anticipated.
    The Billings Acquisition is expected to close in the second quarter of 2023, subject to the satisfaction of certain closing conditions. If these conditions are not satisfied or waived, the Billings Acquisition will not be consummated. Certain of the conditions that remain to be satisfied include, but are not limited to:
•the continued accuracy of the representations and warranties contained in the Billings Acquisition purchase agreement;
•the performance by each party of its obligations under the Billings Acquisition purchase agreement;
•the absence of any law or timing agreement that prohibits the Billings Acquisition or makes the Billings Acquisition illegal;
•the absence of any suit, action or other proceeding that seeks to prohibit the Billings Acquisition, seeks to make the Billings Acquisition illegal, or seeks substantial damages in connection with the Billings Acquisition;
•the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended;
•the absence of a material adverse effect with respect to the sellers relating to the ownership, operation or maintenance of the assets to be purchased in the Billings Acquisition and the assets, condition or business of Exxon Billings Cogeneration, Inc. and Yellowstone Logistics Holding Company or the ability of the sellers to consummate the Billings Acquisition;
•the operation of the Billings refinery in accordance with certain operating standards for a certain period prior to the closing date of the Billings Acquisition;
•the delivery of certain carve-out financial statements related to the assets and equity interests to be acquired in the Billings Acquisition; and
•the execution of certain agreements related to the consummation of the Billings Acquisition.
    In addition, we and the sellers can mutually agree to terminate the Billings Acquisition purchase agreement without completing the Billings Acquisition. Further, we or the sellers can unilaterally terminate the Billings Acquisition purchase agreement without the other party’s agreement and without completing the Billings Acquisition upon the occurrence of certain events.
    We cannot assure you that the pending Billings Acquisition will close on our expected timeframe, or at all, or close without material adjustment.
We may fail to successfully integrate the assets to be acquired in the Billings Acquisition with our existing business in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows, or we may fail to realize all of the expected benefits of the Billings Acquisition, which could negatively impact our future results of operations.
    Integration of the assets to be acquired in the Billings Acquisition with our existing business will be a complex, time-consuming, and costly process. A failure to successfully integrate the assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations, or cash flows. The difficulties of combining the assets with our existing operations include, among other things:
•operating a larger combined organization and adding operations;
•difficulties in the assimilation of the acquired assets and operations;
•the diversion of management's attention from other business concerns;
•integrating personnel from diverse business backgrounds and organizational cultures;
•potential environmental or regulatory compliance matters or liabilities; and
•coordinating and consolidating corporate and administrative functions.
    If we consummate the Billings Acquisition and if any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits of the Billings Acquisition may not be fully realized, if at all, and our future results of operations could be negatively impacted. In addition, the assets to be acquired in the Billings Acquisition may actually perform at levels below the forecasts we used to evaluate the assets, due to factors that are beyond our control. If the assets perform at levels below the forecasts we used to evaluate the assets, then our future results of operations could be negatively impacted.

Flaws in our ongoing due diligence in connection with the assets to be acquired in the Billings Acquisition could have a significant negative effect on our financial condition and results of operations.
    We conducted limited due diligence in connection with the Billings Acquisition prior to signing the purchase agreement with respect thereto and are continuing to conduct due diligence during the period between the signing and closing of the Billings Acquisition. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance, and legal professionals who must be involved in the due diligence process and the fact that such efforts do not always lead to a consummated transaction. Diligence may not reveal all material issues that may affect the assets to be acquired in the Billings Acquisition. In addition, factors outside of our control may later arise. If, during the due diligence process, we fail to identify issues specific to the assets, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. We cannot assure you that we will not have to take write-downs or write-offs in connection with the acquisitions of certain of the assets and assumption of certain liabilities of the assets to be acquired in the Billings Acquisition, which could have a negative effect on our financial condition and results of operations following closing.
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
Stock Repurchases
    The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2022	59,400	$13.97	57,831	$43,454,006
August 1 - August 31, 2022	834	18.80	—	43,454,006
September 1 - September 30, 2022	—	—	—	43,454,006
Total	60,234	$14.04	57,831
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

2.11
Equity and Asset Purchase Agreement dated as of October 20, 2022, by and among Exxon Mobil Corporation, ExxonMobil Oil Corporation and ExxonMobil Pipeline Company, LLC, as sellers, and Par Montana, LLC and Par Montana Holdings, LLC, as purchaser entities, and solely for the limited purposes set forth therein, Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 20, 2022.

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

10.1
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of September 13, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC.*

10.2
Twenty-Sixth Amendment to First Lien ISDA 2022 Master Agreement entered into as of August 11, 2022, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2022.

10.3	Employment Assignment Letter with Jim Yates dated August 5, 2022.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: November 3, 2022