Form 10-K
period 2022-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2023-02-27
CIK 821483

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
For the fiscal year ended December 31, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $891,844,502 based on the closing sales price of the common stock on the New York Stock Exchange on June 30, 2022. As of February 21, 2023, 60,668,152 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

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
Our business is organized into three primary segments:
1) Refining - We own and operate three refineries with total operating crude oil throughput capacity of 155 Mbpd. Our refinery in Kapolei, Hawaii, produces gasoline, jet fuel, ultra-low sulfur diesel (“ULSD”), marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, jet fuel, ULSD, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces gasoline, jet fuel, ULSD, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
2) Retail - We operate 121 fuel retail outlets in Hawaii, Washington, and Idaho. Our fuel retail outlets in Hawaii sell gasoline and diesel throughout the islands of Oahu, Maui, Hawaii, and Kauai. We operate convenience stores at 34 of our Hawaii retail fuel outlets under our proprietary “nomnom” brand that sell merchandise such as soft drinks, prepared foods, and other sundries. Our Hawaii retail network includes Hele and “76” branded fuel retail sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. Our nomnom-branded convenience stores in Washington and Idaho sell gasoline, diesel, and retail merchandise.
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
We also own a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 22—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Impacts of the COVID-19 Pandemic
The spread and severity of the coronavirus (“COVID-19”) pandemic, in conjunction with government and other preventative measures taken to mitigate the spread of the virus, have caused severe disruptions in the worldwide economy, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations and impacted our financial performance in 2022, 2021 and 2020. As of December 2022, the epidemiological conditions in regions in which we operate had improved significantly and most restrictions have been relaxed. This, combined with widespread vaccine availability, has lessened the perceived severity of the pandemic, leading to higher risk tolerance for individuals and increased travel and public contact in the regions in which we operate. However, a resurgence of the virus or another pandemic event could cause a return to severe restrictions, leading to a deterioration of macroeconomic conditions and our industry. We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry, and are actively responding to the impacts that these matters have on our business. Please read “Item 1A. — Risk Factors” and “Item 7. — Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Overview” for further discussion of the risks, uncertainties, and actions we have taken in response to the global COVID-19 pandemic and resulting economic impact.
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
Hawaii Refinery
Our Hawaii refinery is located in Kapolei, Hawaii, on the island of Oahu, and is rated at 94 Mbpd of Crude unit operating throughput capacity. The Hawaii refinery’s major processing units, listed in the table below, produce liquified petroleum gas (“LPG”), naphtha, gasoline, jet fuel, ULSD, marine fuel, LSFO, high sulfur fuel oil (“HSFO”), asphalt, and other associated refined products. We believe the configuration of our Hawaii refinery uniquely fits the demands of the Hawaii market.
Set forth below are summaries of the operating capacity of our Hawaii refinery as of December 31, 2022:

Hawaii Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Units	94
Vacuum Distillation Units	40
Hydrocracker	19
Catalytic Reformer	13
Visbreaker / Crude Oil Distillation	11
Naphtha Hydrotreater	13
Diesel Hydrotreater	10

Hawaii Refining Unit	Capacity
Hydrogen Plant (MMcfd)	18
Co-generation Turbine Unit (MW)	20
We source our crude oil for the Hawaii refinery from North America, Asia, Latin America, Africa, the Middle East, and other sources. Effective March 3, 2022, we suspended purchases of Russian crude oil as a response to the Russia-Ukraine conflict.
Crude oil is received into the Hawaii refinery’s tank farm, which includes 3.4 MMbbls of total owned crude oil storage and/or third-party crude oil storage. We process the crude oil through various refining units into products and store them in the Hawaii refinery’s owned 3.3 MMbbls of refined product storage and additional third-party product storage. This storage capacity allows us to manage the various product requirements of our customers. For example, in 2022, our Hawaii refinery leased 0.3-0.4 MMBbls of capacity to the Defense Logistics Agency (“DLA”) until April 2024. Revenue from this agreement is reported in our Hawaii Logistics segment.
We finance our Hawaii refinery’s hydrocarbon inventories through a supply and offtake agreement (the “Supply and Offtake Agreement”) with J. Aron & Company LLC (“J. Aron”). Under the Supply and Offtake Agreement, J. Aron holds title to all crude oil and refined product stored in tankage at the Hawaii refinery. We purchase crude oil from J. Aron on a daily basis at market prices and sell refined products to J. Aron as they are produced. We repurchase these refined products from J. Aron prior to selling them to third parties.
The Hawaii refinery operated at an average combined crude oil throughput of 81.8 Mbpd, or 87% of crude oil utilization, to meet local demand for the year ended December 31, 2022. Our Par West refinery has been shut down and is not expected to restart. For further operational statistics regarding our Hawaii refining operations, please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
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
The profitability of our Hawaii refining business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. We believe the 3-1-2 Singapore Crack Spread is the best market indicator for our Hawaii operations. The 3-1-2 Singapore Crack Spread is computed by taking one barrel of gasoline and two barrels of distillates (diesel and jet fuel) from three barrels of Brent crude oil. The 3-1-2 Singapore Crack Spread averaged $25.43 per barrel during the year ended December 31, 2022, with a low of $16.21 per barrel average in the first quarter and a high of $36.80 per barrel average in the second quarter.
Below is a summary of average crack spreads for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
3-1-2 Singapore Crack Spread	$25.43	$6.22	$3.15
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

Set forth below is a summary of the capacity of our Washington refinery as of December 31, 2022:

Washington Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Unit	42
Vacuum Unit	19
Naptha Hydrotreaters	13
Catalytic Reformers	7
Diesel Hydrotreater	8
Isomerization	5
The Washington refinery operated at an average throughput of 35.5 Mbpd, or 85% utilization, for the year ended December 31, 2022. In 2021 and 2022, we executed turnaround activities in Washington, which resulted in lower throughput and utilization outside of market conditions. For further operational statistics regarding our Washington refining operations, please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Our Washington refining business transports crude oil and refined products through our logistics network and sells refined products to wholesale, bulk, and retail customers primarily in the Pacific Northwest.
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope (“ANS”) crude oil. The Pacific Northwest 5-2-2-1 Index averaged $32.40 per barrel during the year ended December 31, 2022, with a low of $21.88 per barrel average in the first quarter and a high of $46.16 per barrel average in the second quarter.
Below is a summary of average crack spreads and crude oil prices per barrel for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Pacific Northwest 5-2-2-1 Index	$32.40	$15.95	$11.44
Bakken Clearbrook	98.09	68.20	37.19
WCS Hardisty	75.43	54.61	27.45
ANS	102.56	71.49	41.77
Wyoming Refinery
Our Wyoming refinery is located in Newcastle, Wyoming, on approximately 121 fee-owned acres and with a capacity of 19 Mbpd throughput. The Wyoming refinery’s major processing units include crude oil distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce gasoline, ULSD, jet fuel, and other associated refined products. In 2022, our Wyoming operations set a new crude production record of processing 19.2 Mbpd.
We source our crude oil for the Wyoming refinery from local producers in the Rocky Mountain region of the United States and North Dakota as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned pipeline network and the rest is delivered by truck.
Crude oil is received into the refinery tank farm and crude oil terminals, which include 267 Mbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the Wyoming refinery’s 490 Mbbls of refined product tankage. The Wyoming refinery’s storage capacity allows us to manage the various product requirements of our customers in the states of Wyoming and South Dakota and other targeted market destinations.

Set forth below is a summary of the capacity of our Wyoming refinery as of December 31, 2022:

Wyoming Refining Unit	Capacity (Mbpd)
Crude Oil Distillation Unit	19
Residual Fluid Catalytic Cracker	7
Catalytic Reformer	4
Naphtha Hydrotreater	4
Diesel Hydrotreater	6
Isomerization	5
The Wyoming refinery operated at an average throughput of 16.5 Mbpd, or 92% utilization, for the year ended December 31, 2022. In 2020, we executed a turnaround in Wyoming, which resulted in lower throughput and utilization outside of market conditions. For further operational statistics regarding our Wyoming refining operations, please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Our Wyoming refining business transports refined products through our logistics network to wholesale, bulk, and retail customers primarily in Wyoming and South Dakota. Products are also distributed by rail from our refinery to markets beyond our logistics network.
We believe the Wyoming 3-2-1 crack spread, a 50%/50% blend of Rapid City 3-2-1 and Denver 3-2-1 (WTI based) crack spreads, best reflects a market indicator for our Wyoming refining and fuel distribution operations. The Wyoming 3-2-1 Index, or three barrels of WTI converted into two barrels of gasoline and one barrel of distillates (jet fuel and diesel), averaged $41.32 per barrel during 2022 with a low of $26.53 per barrel average in the first quarter and a high of $54.55 per barrel average in the second quarter.
Below is a summary of average crack spreads for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Wyoming 3-2-1 Index	$41.32	$29.00	$17.80
Competition
All facets of the energy industry are highly competitive. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions.
Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our Hawaii refinery, through our facility with J. Aron, has access to a large variety of markets for crude oil imports and product exports and sources its crude oil from the Americas, Africa, Asia, and to a lesser extent other sources worldwide throughout 2022. Effective March 3, 2022, we suspended purchases of Russian crude oil as a response to the Russia-Ukraine conflict. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for further information. Our Washington refinery utilizes an intermediation arrangement with MLC and sources its crude oil and feedstocks primarily from North Dakota and Canada. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for further information. Our Wyoming refinery sources its crude oil and feedstocks primarily from the Petroleum Administration for Defense District IV Rocky Mountain (“PADD IV”) region of the United States.
Our Hawaii refinery’s product slate is tailored to meet local on-island demand. Outside the Hawaii market, our refined product sales from our Hawaii refinery typically target the U.S. West Coast market. Our Washington refinery primarily sells refined products in the Pacific Northwest region. Our Wyoming refinery primarily sells refined products locally in the PADD IV region.
Retail
The retail segment includes 90 locations in Hawaii and 31 locations in Washington and Idaho where we set the price to the retail consumer. Of these, 34 of the Hawaii locations and all 31 Washington and Idaho locations are operated by our personnel and include various sizes of convenience stores, snack shops, and kiosks. The remaining 56 Hawaii locations are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
We hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations, with 40 of our retail sites branded “76”. The “76” license agreement expires October 31, 2031, unless extended by mutual agreement. An additional 42 of our sites operate under our proprietary Hele fuel brand. Since its launch in 2016, the Hele brand has won several awards for being the preferred fuel choice for Hawaii customers. Our eight cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”). All 34 company-operated convenience stores in Hawaii are branded “nomnom,” our proprietary brand. In 2023, we plan to convert all of our convenience stores in Hawaii to our Hele brand.
We operate convenience stores at all 31 of our retail fuel outlets in Washington and Idaho. We use our proprietary “nomnom” brand at both the fueling facilities and stores. Our current store count includes the acquisition and rebranding in 2022 of three new convenience store locations in Washington acquired in December 2, 2022. Additionally, we broke ground on a new to industry site in a growth area of Spokane, Washington, which is scheduled to open during the second half of 2023.
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
Hawaii Logistics
Our logistics network extends throughout the state of Hawaii. On Oahu, the system begins with our SPM located 1.7 miles offshore of our Hawaii refinery. This SPM allows for the safe, reliable, and efficient receipt of crude oil shipments to the Hawaii refinery, as well as both the receipt and export of finished products. Connecting the SPM to the Hawaii refinery are three undersea pipelines: a 30-inch line for crude oil, a 20-inch line, and a 16-inch line, both for the import or export of refined products. We also have an on-shore pipeline manifold which allows for crude oil to be transferred between the Hawaii refinery and the IES Downstream, LLC (“IES”) storage facility located approximately 2 miles away. The manifold also allows for transfer of crude oil between the SPM and the IES facility. From the Hawaii refinery’s gates, we distribute refined products through our logistics network throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai and for export to the U.S. West Coast and Asia.
The Oahu logistics network includes a 27-mile wholly owned and operated pipeline network that transports refined products from our Hawaii refinery to delivery locations. A significant portion of our Oahu refined product volumes are distributed through a multi-product pipeline (the “Honolulu Products Pipeline”) to (i) our leased and operated Sand Island terminal, (ii) the Honolulu International Airport, (iii) interconnections to Navy and Air Force fuel facilities, and (iv) two third-party terminals in Honolulu Harbor. In addition to the Honolulu Products Pipeline, we own four proprietary pipelines connecting our Hawaii refinery to Kalaeloa Barbers Point Harbor, approximately three miles from the Hawaii refinery. The four pipelines deliver refined products to barges for distribution to the neighboring islands or export, the local utility pipeline and storage network, and another third-party terminal on the west side of Oahu. The Oahu pipeline network is generally configured to be bidirectional, allowing for both delivery and receipt of products. We also operate a proprietary trucking business on Oahu to distribute gasoline and road diesel to our customers.
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
Washington Logistics
Our Washington logistics network includes 2.8 MMbbls of storage capacity, a proprietary 14-mile jet fuel pipeline that serves Joint Base Lewis McChord, a marine terminal with 15 acres of waterfront property, a unit train-capable rail loading terminal with 107 unloading spots, a manifest rail siding with 32 spots including asphalt, butane, and biodiesel loading and unloading facilities, and a truck rack with six truck lanes and ten loading arms. These assets provide connectivity to Bakken, Canadian, and Alaskan crude oil, renewable fuels, and the Pacific, West Coast, Pacific Northwest, and Rockies product markets.
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
Markets
Hawaii Market
The tourism industry continued to rebound in 2022 with visitor counts at 90% of 2019 levels at the end of the year. Despite having slightly fewer visitors, visitor spend was nearly 14% higher near the end of 2022 compared to the same time period in 2019. Domestic arrivals continue to outpace international visitors with domestic travel higher than pre-pandemic levels as international tourism has yet to fully recover.
According to the State Department of Business, Economic Development and Tourism (“DBEDT”), labor market conditions improved in 2022 with unemployment at 4.0% in 2022. Many workers who left the labor force during the pandemic have returned. The Honolulu consumer inflation rate declined in 2022 from 7.5% in March to 6.6% in September. In an effort to curb inflation, the Federal Reserve Bank implemented a series of interest rate hikes which negatively impacted home sales and construction activity also slowed as a result.
The DBEDT economic growth projection for Hawaii in 2023 is 1.7%.
Pacific Northwest and Rockies Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and are enjoying significantly higher population growth rates than the country as a whole. The U.S. Census Bureau noted that the population increased 14.6% in Washington and 17.3% in Idaho from 2010 to 2020 versus a national increase of only 7.4%. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in health care, retail, and other industries. According to the Spokane City Department of Economic Development, the unemployment rate was 4.1% through October 2022, and the average annual wage was $57 thousand in 2021 in positions covered by unemployment insurance.
A significant portion of the products produced by our Washington refinery stay within the Puget Sound region. Washington is one of the fastest growing states in the union and most of this growth is occurring in the Puget Sound area due to large technology and information industry companies. According to the U.S. Bureau of Economic Analysis (the “BEA”), gross domestic product (“GDP”) for the State of Washington grew by 6.7% from 2020 to 2021.
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

Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. According to the South Dakota Department of Tourism, visitor spending has increased in 2022, above pre-pandemic levels. South Dakota welcomed 14.4 million visitors for the year, resulting in visitor spending of approximately $4.7 billion in 2022, an increase of 15% over the pre-pandemic spending heights reached in 2019. Additionally, $1.0 billion, or 21% of tourism dollars, were spent on transportation services, representing an increase of 10% over pre-pandemic transportation spending.

We also distribute refined products to customers in central and northeastern Wyoming. The economy in Wyoming is sensitive to demand for Powder River Basin coal and other locally-produced commodities. Coal production increased 4.2% in 2022 and the U.S. Energy Information Administration forecasts that coal production will decrease in 2023.
OTHER OPERATIONS
Laramie Energy
As of December 31, 2022, we owned a 46.0% equity investment in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. We have discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero. Our investment in Laramie Energy is not material to our consolidated financial statements as of December 31, 2022.
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
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. As of December 31, 2022, two related claims totaling approximately $22.4 million remained to be resolved by the Trustee for the General Trust. One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing shares to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned an approximate 3.4% aggregate working interest in the unit.
The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. We have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at December 31, 2022.

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
Refining activities
Like other petroleum refiners, our operations are subject to extensive and evolving federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The GHG rules include an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable

Portfolio Standard. The Hawaii GHG regulation allows for “partnering” with other facilities that have or are expected to make more significant CO2/GHG reductions. Accordingly, our Par East and Par West Hawaii refineries submitted a GHG reduction plan and a permit application that incorporated the partnering provisions. The DOH issued a GHG permit, which caps GHG emissions from both refineries at 904,945 metric tons per year which (as required by regulation) is 16% below the combined facility GHG emission levels of 2010. In 2021, after essentially all processing and fuel use at the Par West refinery had been suspended, the combined GHG emissions for both refineries in Hawaii totaled 604,673 metric tons (which is 33% below the Title V permit limit). Consequently, no additional operating constraints nor capital for modifications will be required to comply with the State’s current GHG regulation.
The State of Washington and its political subdivisions passed several climate-focused laws in 2021 that are relevant to our Tacoma, Washington location. These include a low-carbon fuel standard (“LCFS”) designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038 and a “cap and trade”-style program for GHG emissions covering industrial facilities starting in 2023. The Washington Department of Ecology (“WDOE”) has issued final rules implementing the LCFS effective on January 1, 2023, implementing requirements that are now in effect and will gradually reduce the carbon intensity of fuels sold in the state over time by annually lowering that limit. The WDOE has also issued final rules with respect to the “cap and trade”-style program with an effective date of November 1, 2022, with credit allocations and auctions commencing during 2023. While these programs are not expected to result in a material impact to earnings in the immediate term, both programs involve gradual tightening of standards over time and will likely require us to take additional actions or credit purchases, some of which may eventually be material. In addition to action by the State, on November 16, 2021, the Tacoma City Council adopted its Tideflats and Industrial Land Use Regulations, which prohibits new petroleum storage and allows for only limited additions of clean fuel infrastructure.
Additional regulatory, legislative, and judicial developments are likely to occur in the future. The Administration’s return to the Paris Climate Accord, actions voiding the prior Administration’s orders on the social cost of carbon, and efforts to develop a “whole of government” strategy to aggressively address climate change issues suggest the imminence of such changes. Such developments may affect how these GHG initiatives will impact us. They may also impact the use of and demand for petroleum products, which could impact our business. Further, apart from these developments, tort claims alleging property damage against GHG emissions sources may be asserted. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.
National Ambient Air Quality Standards
The EPA has adopted a number of more stringent National Ambient Air Quality Standards (“NAAQS”). States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules designed to improve air quality over time. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refinery is located, has met even the most recent NAAQS and the Hawaii refinery has not been required to install new controls as result of local rules. Even so, NAAQS could and, to a degree, have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel before reaching its renewable goals. On October 1, 2015, the EPA adopted rules, which were reaffirmed in December 2020, that substantially tightened the NAAQS for ground-level ozone. These rules are causing many areas of the country to develop requirements for additional controls and limits on combustion emissions and emissions of volatile organic compounds. In October 2021, the EPA announced its intent to revisit the December 2020 decision retaining the 2015 NAAQS standard, opening the door to potential additional tightening of those standards and additional requirements for states around the country to adopt more stringent controls, but no action has been taken in that respect to date. We do not currently anticipate that a more stringent NAAQS will materially impact our Hawaii, Washington, or Wyoming operations, but the risk of impact will increase in Washington if and when the standard is lowered.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish vehicle carbon dioxide emissions standards and an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. On March 31, 2020, the agencies released updated fuel economy and vehicle emissions standards, which provide for an increase in stringency by 1.5% each year through model year 2026, as compared with the standards issued in 2012 that required

5% annual increases. On March 31, 2022, the EPA and NHTSA published a final rule containing additional fuel efficiency standards for cars and light trucks that include 8-10% reductions of GHG emissions annually through model year 2026. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we can retain these RINs for current or future RFS compliance or sell those on the open market. As of December 31, 2022, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 and 2022 compliance years is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022. Those EPA final rules adopted revised deadlines for compliance with RFS standards for prior compliance years, along with new guidelines for compliance in the future.
Additionally, the RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. In prior years, we have petitioned the EPA for a small refinery waiver for certain of our refineries. However, in 2022, EPA generally denied all small refinery exemption petitions, including ours. Litigation surrounding the 2022 RFS volumetric requirements and other aspects of those final rules, including the EPA’s denial of small refinery relief, is ongoing in Wynnewood Ref. Co., LLC v EPA.
The RFS may present production and logistics challenges for both the renewable fuels and the petroleum refining and marketing industries in that we may have to enter into arrangements to purchase RINs with other parties or purchase cellulosic biofuels RINs (“D3”) waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15 but that approval has been overturned by the courts and, as of January 10, 2022, the Supreme Court has declined to review further appeals on that subject. On July 2, 2021, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s approval of year-round E15 sales. However, on April 29, 2022, in response to supply challenges caused in part by Russia’s invasion of Ukraine, the EPA issued an emergency waiver to permit E15 sales through the summer of 2022. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries had until January 1, 2020 to meet the standard. The Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date it was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted extensions of small refinery exemptions by the EPA for 2018, but not thereafter. All our refineries are Tier 3 compliant.
In addition to federal requirements, several states, including Washington, have proposed or enacted low carbon fuel standards applicable to transportation fuels. The Washington LCFS creates a carbon intensity score for transportation fuels and require fuel producers and importers who fall short of increasingly stringent annual carbon intensity goals to purchase credits.
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
On September 29, 2015, the EPA announced a final rule updating standards that control toxic air emissions from petroleum refineries, addressing, among other things, flaring operations, fence line air quality monitoring, and additional emission reductions from storage tanks and delayed coking units. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date. However, new operating and other regulatory standards could involve additional costs, and failure to comply with such standards could involve penalties, each of which could be material.
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

SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For each of the years ended December 31, 2022, 2021, and 2020, we had one customer in our refining segment that accounted for 17%, 13%, and 13%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2022, 2021, and 2020.
HUMAN CAPITAL
Workforce Composition
We believe our employees are our most valuable asset. By investing in our employees, we are able to achieve success and continue to execute on our mission and vision. At December 31, 2022, our workforce consisted of 1,397 employees, including 226 employees, or 16% of our total workforce, at our Hawaii and Washington refineries represented by the United Steelworkers Union (“USW”) with collective bargaining agreements effective through January 31, 2026. We value all our employees, represented and non-represented, and constantly strive to maintain and improve satisfactory relationships with them. Our 1,397 employees work in the following operating segments throughout the United States:

Operating Segment	Number of Employees
Refining and Logistics	668
Retail	607
Corporate	122
Total	1,397
Diversity and Inclusion
Par is focused on recruiting and developing a diverse workforce. We prioritize outreach activities that increase the diversity of applicants for open positions and actively ensure that all open positions are posted on job boards that target female, minority, disabled, and military veteran candidates. We work to develop relationships with local organizations that provide services to historically underserved populations and make them aware of career opportunities at Par. As of December 31, 2022, our workforce consisted of 48% minorities, 36% women, 6% protected veterans, and 6% employees with disabilities.
Par is committed to maintaining a safe, respectful, and inclusive workplace. A work environment that values all employees and their contributions is critical to our success in that it enables each employee to bring their unique perspectives to work each day. By embracing our differences and viewing diversity and inclusion as assets, we are able to realize our full and creative potential. We actively train our management on why diversity and inclusion are critical in the workplace, enabling them to demonstrate allyship and embrace the differences of others, whether cultural or simply diversity of thought. Par is proud to foster an environment where all employees feel safe, heard, and valued and where there is a commitment to creating a greater representation of opinions, backgrounds, and experiences.
Culture and Values
Par is a values-driven company. Our tight-knit community values integrity, creativity, hard work, and respect for others. These four pillars support our successes and strengthen our ability to be an effective and fun place to work. We value innovative thought and rally behind ideas that create new opportunities. We believe this drives our growth and success. We value the unique heritage, experiences, and contributions of everyone we get to work with and serve. Our commitment to doing the right thing with the highest ethical standards enables us to achieve our best results. As we pursue growth and success, we believe it is important to keep our people safe, to value our diversity, and to protect our environment.
Benefits
We offer highly competitive compensation, benefit, and time-off packages to promote employee fulfillment and work-life balance. Our benefits include our retirement savings plan with company match, employee stock purchase plan, extensive health and wellness benefits, generous time off allowance, and a tuition reimbursement program.

Health and Safety
Safety is paramount to every operation and activity we undertake at Par. We recognize that our responsible stewardship impacts every employee, every contractor, and every member of the community, and we embrace that responsibility. We promote a culture of continuous safety improvement with a keen eye for evaluating and managing risk. We continually monitor and improve the effectiveness of our health and safety programs, policies, and procedures to achieve this objective.
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
•pandemics, public health crises, or other widespread emergencies such as COVID-19;
•government regulations or mandated production curtailments or limitations; and
•weather conditions, hurricanes, or other natural disasters.
For example, the COVID-19 pandemic resulted in significant demand reduction for crude oil and refined products, particularly in the Hawaii market, and abnormal volatility in oil commodity prices. Additionally, the Alberta government has mandated crude oil production cuts in a region where our Washington refinery sources crude oil. Such an action, or any similar actions, could result in an increase in the price we pay for crude oil, which may result in a decrease in the expected earnings and cash flows generated by our refining business.

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
We carry property, casualty, business interruption, and other lines of insurance, but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills, so we also carry marine charterer’s liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition, and results of operations.
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
Renewable fuels mandates and other mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our business results of operations and financial condition.
The RFS program sets annual quotas for the quantity of renewable fuels that must be blended into transportation fuels consumed in the U.S. A RIN is assigned to each gallon of renewable fuel produced in or imported into the U.S. As a producer of petroleum-based transportation fuels, we are obligated to blend renewable fuels into the petroleum fuels we produce and sell in the U.S. To the extent we do not, we are required to purchase RINs in the market to satisfy our obligations under the RFS program. During 2022, we incurred $169.4 million of RINs expense for our Hawaii, Wyoming, and Washington refineries. In addition, as a result of the annual volume mandates, we may experience a decrease in demand for refined products due to refined products being replaced by renewable fuels.
We are exposed to the volatility in the market price of RINs and are unable to predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. The current administration has also been critical of exemptions from the RFS mandates granted to small refineries during the previous administration. While litigation over the issue is currently before various courts, the EPA under the current administration may be less willing to grant such waivers going forward and may increase the RVO in future years. To the extent fewer waivers are granted in the future or the RVO is increased, the demand for and the price of RINs would likely also increase, and our results of operations and cash flows could be adversely affected. In addition, the EPA is considering changes to the existing RFS program regulations and other regulatory initiatives under the RFS program that could impact future standards. Although uncertain, any of these events may cause the price of RINs to rise and result in additional costs in connection with RFS compliance. Such increased costs could be material and may have a material adverse impact on our business, financial condition, and results of operations. All RIN transactions are recorded in the EPA Moderated Transaction System (“EMTS”). Under this system, purchasers of RINs are required to self-certify their validity without verification by the EPA, and are responsible for any invalid RINs submitted to the EPA for compliance. We believe that the RINs we purchase are from reputable sources, are valid, and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected.
Several states, including Washington and Hawaii, have pursued or are considering initiatives designed to reduce the carbon intensity of the transportation sector by encouraging increased use of renewable fuels or electric vehicles or by requiring reductions in transportation fuel-related GHG emissions in the state. Since 2006, the State of Washington has required that denatured ethanol make up at least 2% of total gasoline sold in the state and that biodiesel comprise at least 2% of total diesel sold in the state, and the Washington Department of Ecology is authorized to increase these requirements if certain conditions are met. In 2020 and 2021 the State of Washington adopted several statutes that are relevant to our Tacoma, Washington location including a law approving new regulatory requirements regarding zero emission vehicles and a low-carbon fuel standard designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038. Legislation signed in March of 2020 directed the Washington Department of Ecology to adopt California’s vehicle emission standards including requirements to increase zero emission vehicles sold in the state. Washington Department of Ecology adopted by reference California’s zero emission vehicle standard starting with model year 2025 in a rule issued on November 29, 2021. In 2014, the State of Hawaii signed a memorandum of understanding with the U.S. Department of Energy to collaborate to produce 70% of the state’s energy needs from energy-efficient and renewable sources by 2030 and 100% of the state’s energy needs from energy-efficient and renewable sources by 2045. In addition, Hawaii’s alternative fuels standard requires the State to facilitate the development of alternate fuels so such fuels provide 20% of highway fuel demand by 2020 and 30% by 2030. Finally, California and a small number of other states have announced a ban on new internal combustion engine-powered cars by 2035. These state actions could reduce demand for our refined petroleum products, which could have a material adverse effect on our business, results of operations, and financial condition.
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
At the state level, Washington and other states have passed low carbon fuel standard legislation and other initiatives, including a cap and invest program, to reduce emissions from the transportation sector. We could also face increased climate-related litigation with respect to our operations or products. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
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
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2022, we have accrued $14.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
In addition, certain states have also adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. These requirements could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations. Additionally, we are subject to periodic inspection and audit regarding these requirements.
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
We are subject to extensive tax liabilities imposed by multiple jurisdictions including, without limitation, income taxes, indirect taxes (excise/duty, sales/use, gross receipts, GHG emissions), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, results of operations, and financial condition. Additionally, tax rates or tax interpretations in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control.
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
We have the Supply and Offtake Agreement with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refinery. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreement, which terminates on May 31, 2024 unless extended by mutual agreement for an additional one year term, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. Our agreement with J. Aron also requires us to pay substantial interest expense associated with the facility. Given recent increases in crude oil prices and interest rates, the cost of this facility has significantly increased. We also have the Washington Refinery Intermediation Agreement with MLC whereby our Washington refinery purchases certain crude oil supplies from third-party suppliers and MLC provides credit support for such purchases in exchange for our pledge of all crude oil and refined products inventories from such refinery. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2022, we had $505.5 million of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2022 was $68.3 million.
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
We are subject to interest rate risk in connection with borrowings under certain of our debt agreements as well as our J. Aron Supply and Offtake Agreement and MLC Washington Refinery Intermediation Agreement, which bear interest at variable rates. Interest rate changes will not affect the market value of indebtedness incurred under such debt agreements, but could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Increases in interest rates could also impact our ability to incur indebtedness to fund acquisitions and working capital needs. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations, and cash flows.
We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.
As of December 31, 2022, we estimated that we had approximately $1.2 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
Our ability to utilize a significant portion of our NOLs to offset future taxable income is subject to various limitations, including that certain NOLs will expire in various amounts, if not used, between 2029 through 2037. During 2018, the Internal Revenue Service (“IRS”) completed an audit of our tax returns for the tax years ending 2014 through 2016, which included those returns for the years in which the losses giving rise to the NOLs were reported. Although the IRS made no challenge of the availability of our NOLs during this audit, we cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs in the event of future audits. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income, which would negatively impact our results of operations and cash flows. Certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, may also limit our ability to utilize our net operating tax loss carryforwards.
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
As of December 31, 2022, we employed 1,397 people, 226 of whom are covered by collective bargaining agreements. At our Hawaii and Washington refineries, all 226 employees covered by collective bargaining agreements are represented by the USW with collective bargaining agreements effective through January 31, 2026. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
•the absence of adverse action under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended;
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
We conducted due diligence in connection with the Billings Acquisition prior to signing the purchase agreement with respect thereto and are continuing to conduct due diligence during the period between the signing and closing of the Billings Acquisition. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance, and legal professionals who must be involved in the due diligence process and the fact that such efforts do not always lead to a consummated transaction. Diligence may not reveal all material issues that may affect the assets to be acquired in the Billings Acquisition. In addition, factors outside of our control may later arise. If, during the due diligence process, we fail to identify issues specific to the assets, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. We cannot assure you that we will not have to take write-downs or write-offs in connection with the acquisitions of certain of the assets and assumption of certain liabilities of the assets to be acquired in the Billings Acquisition, which could have a negative effect on our financial condition and results of operations following closing.
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
The market price for our common stock has varied between a high of $24.96 on November 22, 2022, and a low of $11.82 on March 16, 2022, during the year ended December 31, 2022. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
An impairment of an equity investment, a long-lived asset, or goodwill could reduce our earnings or negatively impact the value of our common stock.
Consistent with U.S. generally accepted accounting principles (“GAAP”), we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, such as Laramie Energy, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an other-than-temporary impairment is indicated, we would be required to recognize a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. As a result of the global economic impact of the COVID-19 pandemic and a steep decline in current and forecasted prices and demand for crude oil and refined products, the goodwill at our refining reporting units in Hawaii and Washington was fully impaired and the goodwill associated with our retail reporting unit in Washington and Idaho was partially impaired, resulting in a charge of $67.9 million in our consolidated statement of operations for the year ended December 31, 2020. Additionally, as a result of our impairment evaluation of our investment in Laramie Energy, we recorded an impairment charge of $45.3 million on our consolidated statement of operations for the year ended December 31, 2020. Any additional impairment charges could have a negative impact on the price of our common stock. Additionally, there can be no assurance that no future impairment charge will be made with respect to our equity investments, goodwill, and long-lived assets.
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
Blackrock, Inc., together with its affiliates, owned or had the right to acquire as of December 31, 2022 approximately 13.4% of our outstanding common stock. This level of ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.
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
Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to GHG emissions and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Additionally, members of the investment community may screen companies such as ours for ESG performance before investing in our common stock or debt securities or lending to us. Over the past few years there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds seeking ESG-oriented investment products.
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

Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. During the year ended December 31, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy. As of December 31, 2022, the balance of our investment in Laramie Energy on our consolidated balance sheets was zero.
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

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of February 21, 2023, there were 122 common stockholders of record. On February 21, 2023, the closing price of our common stock was $26.50 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2022. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., Crestwood Equity Partners, L.P., Crossamerica Partners, L.P., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., Green Plains Inc., HF Sinclair Corp, Nustar Energy, L.P., Parkland Corp, PBF Energy, Inc., Stepan Company, Sunoco, L.P., Tronox Holdings, PLC, and Vertex, Inc.
We changed our industry index comparison to better reflect the our growing refining portfolio and to include companies that better reflect our strategic direction. Our previous industry peer group consisted of: Alto Ingredients, Inc., Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., FutureFuel Corp., Green Plains Inc., Macquarie Infrastructure Holdings, LLC, Methanex Corporation, Renewable Energy Group, Inc., REX American Resources Corporation, Stepan Company, and Westlake Chemical Corporation.
We believe our peer group, which is made up of oil and gas refining and marketing companies, retailers, and companies that are generally similar to our operating segments, provides for meaningful comparability to our business as a whole.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Par Pacific, the S&P 500 Index, and a Peer Group

$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/2022
Par Pacific Holdings, Inc.
S&P 500
2021 Peer Group
2022 Peer Group

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2022	35	$14.91	—	$43,454,006
November 1 - November 30, 2022	—	—	—	43,454,006
December 1 - December 31, 2022	122	22.26	—	43,454,006
Total	157	$20.62	—	$43,454,006
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
Recent Events Affecting Comparability of Periods
Inflation
In 2022, higher national gasoline prices and U.S. inflation affected most Americans. Following gasoline price highs of approximately $5 per gallon in summer 2022, prices at the pump fell from June through December, reaching a national average of $3.11 per gallon. Even with these declines, the overall energy index was up 7.3% year over year as of December 2022. Rising energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation, increasing its benchmark interest rate six times throughout 2022, from near zero percent at the beginning of 2022 to a range of 4.25% to 4.5% in December 2022. These actions by the Fed are intended to reverse rising U.S. inflation rates, which have increased 6.5% year over year as of the December inflation report released in January 2023, by slowing economic and wage growth. While inflation has increased relative to prior years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, or price increases could lead to a decline in demand for our products, which could have a material effect on our business, financial condition or results of operations. Please read Item 1A. — Risk Factors for more information on the general macroeconomic environment and its potential impacts on our business.
COVID-19 Pandemic
The ongoing spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, caused severe disruptions in the worldwide economy in 2020 and 2021, including the global demand for crude oil and refined products, the movement of people and goods in the United States, and the global supply chain for industrial and commercial production, all of which have in turn disrupted our businesses and operations. As of December 2022, the COVID-19 outlook in regions in which we operate has improved significantly and restrictions have been relaxed. This, combined with widespread vaccine availability, has lessened the perceived severity of the pandemic, leading to higher risk tolerance for individuals and increased travel and public contact in the regions in which we operate. However, a resurgence of the virus or another pandemic event could cause a return to severe restrictions, leading to a deterioration of macroeconomic conditions and our industry. For more information, please read “Item 1. — Business — Markets” of this Form 10-K.
The financial results contained in this Annual Report on Form 10-K reflect the rebounding demand driven by decreasing COVID-19 pandemic-related demand suppression experienced in the regions in which we operate. However, even with the eased restrictions and increased risk tolerance of individuals, economic effects of the pandemic are ongoing and the impacts of the virus on people and businesses continue to evolve as of the date of this report. The full magnitude of the impact of these and other events on our financial condition, future results of operations, and future cash flows and liquidity is uncertain and has been and may continue to be material. Please read Item 1A. — Risk Factors for more information on the impact of the COVID-19 pandemic and its potential impacts on our business.
Russia-Ukraine conflict
In response to the Russian invasion of Ukraine in February 2022, the international community imposed economic sanctions and other limitations on Russian exports, which further decreased the global supply and drove up the price of crude oil. On March 3, 2022, we suspended purchases of Russian crude oil for our Hawaii refinery in response to the Russia-Ukraine conflict. We have turned to other grades of crude oil to meet fuel production requirements. In the third quarter, the global market for energy commodities experienced moderately declining prices driven by increased supply expectations after twelve months of rising prices. In response, the Organization of the Petroleum Exporting Companies (“OPEC”) announced on October 5, 2022, that it would cut production by two million barrels a day (representing approximately 2% of global oil production) with the intention of raising global oil prices. As of December 2022, OPEC and Russia reaffirmed this production cut, and the European Union has enacted an embargo on Russian oil, further tightening supply. The European Union has also announced that it will implement a limited ban on the purchase of Russian refined and intermediate petroleum products effective February 2023. The overall effect of the conflict and associated actions taken to limit the purchase of Russian petroleum products has been to raise the operating costs of many European and other refineries. As a result, global product cracks have risen to high levels, generally benefiting refineries that are not purchasing Russian feedstocks or using natural gas as a heat source.
As of the date of this Annual Report on Form 10-K, the Russia-Ukraine conflict is ongoing and continues to impact the global economy. We will continue to monitor the effects the conflict has on the global financial markets and our operations. Please read Item 1A. — Risk Factors for more information on the Russia-Ukraine conflict and its potential impacts on our business.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Income (Loss). Our financial results for the year ended December 31, 2022 improved from a net loss of $81.3 million for the year ended December 31, 2021 to net income of $364.2 million for the year ended December 31, 2022. The improvement was primarily driven by widened product crack spreads across all of our refineries and a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices. These improvements were partially offset by unfavorable purchased product and crude oil differentials, unfavorable first in, first-out (“FIFO”) adjustments, increased intermediation fees of $79.0 million, and a $54.7 million increase in RINs expenses. Other factors impacting our results period over period include a 2021 gain on sale of assets of $63.9 million related to the Hawaii sale-leaseback transactions with no such gain in 2022 and a 14% increase in operating expenses compared to 2021.
Adjusted EBITDA and Adjusted Net Income. For the year ended December 31, 2022, Adjusted EBITDA was $643.4 million compared to $125.6 million for the year ended December 31, 2021. The improvement was primarily related to favorable realized refined product crack spreads at all our refineries, partially offset by unfavorable purchased product and crude oil differentials and unfavorable FIFO adjustments, unfavorable inventory financing and environmental compliance costs, and higher operating expenses compared to 2021.
For the year ended December 31, 2022, Adjusted Net Income was $474.7 million compared to an Adjusted Net Loss of $36.1 million for the year ended December 31, 2021. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Loss. Our financial results for the year ended December 31, 2021 improved from a net loss of $409.1 million for the year ended December 31, 2020 to net loss of $81.3 million for the year ended December 31, 2021. The improvement was primarily driven by favorable refined product sales pricing and feedstock costs at our Hawaii refinery, partially offset by higher inventory financing costs at our Washington refinery related to rising inventory financing and product costs. Other factors impacting our results period over period include a 2021 gain on sale of assets of $63.9 million primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021, asset impairment charges of $1.8 million in 2021 as compared to our 2020 goodwill impairment of $67.9 million and asset impairment charges of $17.9 million, and an other-than-temporary impairment of $45.3 million related to our equity investment in Laramie Energy in 2020.
Adjusted EBITDA and Adjusted Net Loss. For the year ended December 31, 2021, Adjusted EBITDA was $125.6 million compared to a loss of $53.1 million for the year ended December 31, 2020. The improvement was primarily related to favorable realized refined product crack spreads at all our refineries, favorable feedstock, purchased product and derivative costs at our Hawaii refinery, and higher refined product sales volumes at our Wyoming refinery, partially offset by unfavorable inventory financing and environmental compliance costs and higher operating expenses.
For the year ended December 31, 2021, Adjusted Net Loss was $36.1 million compared to $216.2 million for the year ended December 31, 2020. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA.

The following table summarizes our consolidated results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	2020
Revenues	$7,321,785	$4,710,089	$3,124,870
Cost of revenues (excluding depreciation)	6,376,014	4,338,474	2,947,697
Operating expense (excluding depreciation)	342,209	299,669	277,427
Depreciation and amortization	99,769	94,241	90,036
Impairment expense	—	1,838	85,806
Gain on sale of assets, net	(169)	(64,697)	—
General and administrative expense (excluding depreciation)	62,396	48,096	41,288
Acquisition and integration costs	3,663	87	614
Total operating expenses	6,883,882	4,717,708	3,442,868
Operating income (loss)	437,903	(7,619)	(317,998)
Other income (expense)
Interest expense and financing costs, net	(68,288)	(66,493)	(70,222)
Debt extinguishment and commitment costs	(5,329)	(8,144)	—
Gain on curtailment of pension obligation	—	2,032	—
Other income (expense), net	613	(52)	1,049
Change in value of common stock warrants	—	—	4,270
Equity earnings (losses) from Laramie Energy, LLC	—	—	(46,905)
Total other expense, net	(73,004)	(72,657)	(111,808)
Income (loss) before income taxes	364,899	(80,276)	(429,806)
Income tax benefit (expense)	(710)	(1,021)	20,720
Net income (loss)	$364,189	$(81,297)	$(409,086)

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2022, 2021, and 2020 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2022	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,046,060	$198,821	$570,206	$(493,302)	$7,321,785
Cost of revenues (excluding depreciation)	6,332,694	109,458	428,712	(494,850)	6,376,014
Operating expense (excluding depreciation)	245,992	14,988	81,229	—	342,209
Depreciation and amortization	65,472	20,579	10,971	2,747	99,769
Loss (gain) on sale of assets, net	1	(253)	56	27	(169)
General and administrative expense (excluding depreciation)	—	—	—	62,396	62,396
Acquisition and integration costs	—	—	—	3,663	3,663
Operating income (loss)	$401,901	$54,049	$49,238	$(67,285)	$437,903

Year ended December 31, 2021	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$4,471,111	$184,734	$456,416	$(402,172)	$4,710,089
Cost of revenues (excluding depreciation)	4,306,371	96,828	337,476	(402,201)	4,338,474
Operating expense (excluding depreciation)	213,102	14,722	71,845	—	299,669
Depreciation and amortization	58,258	22,044	10,880	3,059	94,241
Impairment expense	1,838	—	—	—	1,838
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)	15	(64,697)
General and administrative expense (excluding depreciation)	—	—	—	48,096	48,096
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(88,799)	$51,159	$81,249	$(51,228)	$(7,619)

Year ended December 31, 2020	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,886,701	$180,909	$363,713	$(306,453)	$3,124,870
Cost of revenues (excluding depreciation)	2,908,870	110,385	234,885	(306,443)	2,947,697
Operating expense (excluding depreciation)	199,738	13,581	64,108	—	277,427
Depreciation and amortization	53,930	21,899	10,692	3,515	90,036
Impairment expense	55,989	—	29,817	—	85,806
General and administrative expense (excluding depreciation)	—	—	—	41,288	41,288
Acquisition and integration costs	—	—	—	614	614
Operating income (loss)	$(331,826)	$35,044	$24,211	$(45,427)	$(317,998)
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $493.3 million, $402.2 million, and $306.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Total Refining Segment
Feedstocks Throughput (Mbpd)	133.8	135.2	124.1
Refined product sales volume (Mbpd)	140.3	138.8	136.7

Hawaii Refinery
Feedstocks Throughput (Mbpd)	81.8	82.0	72.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.6%	24.8%	24.6%
Distillates	38.8%	45.0%	42.2%
Fuel oils	31.4%	26.6%	29.5%
Other products	0.7%	0.6%	(0.7)%
Total yield	96.5%	97.0%	95.6%

Refined product sales volume (Mbpd)
On-island sales volume	82.9	82.6	83.5
Exports sales volume	1.1	—	0.6
Total refined product sales volume	84.0	82.6	84.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$13.99	$4.56	$(1.31)
Production costs per bbl ($/throughput bbl) (2)	4.86	3.98	4.03
D&A per bbl ($/throughput bbl)	0.67	0.66	0.55

Washington Refinery
Feedstocks Throughput (Mbpd)	35.5	36.3	39.1
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.0%	23.7%	23.4%
Distillates	34.3%	34.5%	35.3%
Asphalt	20.3%	20.7%	18.8%
Other products	18.2%	18.3%	19.8%
Total yield	96.8%	97.2%	97.3%

Refined product sales volume (Mbpd)	39.7	39.6	39.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$18.00	$2.98	$4.67
Production costs per bbl ($/throughput bbl) (2)	4.01	3.86	3.50
D&A per bbl ($/throughput bbl)	2.19	1.57	1.39

	Year Ended December 31,
	2022	2021	2020
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.5	16.9	12.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.7%	47.3%	49.2%
Distillates	43.1%	45.7%	45.2%
Fuel oil	2.4%	2.2%	1.9%
Other products	2.1%	1.7%	1.3%
Total yield	97.3%	96.9%	97.6%

Refined product sales volume (Mbpd)	16.6	16.6	13.0

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$26.50	$14.47	$6.97
Production costs per bbl ($/throughput bbl) (2)	7.32	6.22	8.69
D&A per bbl ($/throughput bbl)	2.85	2.86	4.34

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$25.43	$6.22	$3.15
Pacific Northwest 5-2-2-1 Index (4)	32.40	15.95	11.44
Wyoming 3-2-1 Index (5)	41.32	29.00	17.80

Crude Oil Prices (average $ per barrel)
Brent	$99.04	$70.95	$43.21
WTI	94.33	68.11	39.65
ANS	102.56	71.49	41.77
Bakken Clearbrook	98.09	68.20	37.19
WCS Hardisty	75.43	54.61	27.45
Brent M1-M3	3.49	1.12	(0.98)
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
Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Retail Segment
Retail sales volumes (thousands of gallons)	105,456	109,150	102,798
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
Adjusted Gross Margin.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2022	Refining	Logistics	Retail
Operating income	$401,901	$54,049	$49,238
Operating expense (excluding depreciation)	245,992	14,988	81,229
Depreciation and amortization	65,472	20,579	10,971
Loss (gain) on sale of assets, net	1	(253)	56
Inventory valuation adjustment	(15,712)	—	—
RINs mark-to-market adjustments	105,760	—	—
Unrealized loss on derivatives	9,336	—	—
Adjusted Gross Margin (1)	$812,750	$89,363	$141,494

Year ended December 31, 2021	Refining	Logistics	Retail
Operating income (loss)	$(88,799)	$51,159	$81,249
Operating expense (excluding depreciation)	213,102	14,722	71,845
Depreciation and amortization	58,258	22,044	10,880
Impairment expense	1,838	—	—
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)
Inventory valuation adjustment	31,841	—	—
RINs mark-to-market adjustments	66,350	—	—
Unrealized loss on derivatives	1,517	—	—
Adjusted Gross Margin (1)	$264,448	$87,906	$118,940

Year ended December 31, 2020	Refining	Logistics	Retail
Operating income (loss)	$(331,826)	$35,044	$24,211
Operating expense (excluding depreciation)	199,738	13,581	64,108
Depreciation and amortization	53,930	21,899	10,692
Impairment expense	55,989	—	29,817
Inventory valuation adjustment	9,994	—	—
RINs mark-to-market adjustments	81,709	—	—
Unrealized gain on derivatives	(4,804)	—	—
Adjusted Gross Margin (1)	$64,730	$70,524	$128,828
________________________________________
(1)     For the years ended December 31, 2022, 2021 and 2020, there was no LIFO liquidation adjustment. For the year ended December 31, 2022, there was no impairment expense. For the year ended December 31, 2020, there was no loss (gain) on sale of assets.
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
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding:
•D&A;
•interest expense and financing costs;
•equity losses (earnings) from Laramie Energy excluding Par’s share of unrealized loss (gain) on derivatives, impairment of Par’s investment, and our share of Laramie Energy’s asset impairment losses in excess of our basis difference; and
•income tax expense (benefit) excluding the increase in (release of) tax valuation allowance.
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$364,189	$(81,297)	$(409,086)
Inventory valuation adjustment	(15,712)	31,841	9,994
RINs mark-to-market adjustments	105,760	66,350	81,709
Unrealized loss (gain) on derivatives	9,336	1,517	(4,804)
Acquisition and integration costs	3,663	87	614
Debt extinguishment and commitment costs	5,329	8,144	—
Changes in valuation allowance and other deferred tax items (1)	—	—	(20,896)
Change in value of common stock warrants	—	—	(4,270)
Severance costs	2,272	84	512
Impairment expense	—	1,838	85,806
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)
Gain on sale of assets	(169)	(64,697)	—
Adjusted Net Income (Loss) (3)	474,668	(36,133)	(216,237)
Depreciation and amortization	99,769	94,241	90,036
Interest expense and financing costs, net	68,288	66,493	70,222
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721
Income tax expense (benefit)	710	1,021	176
Adjusted EBITDA	$643,435	$125,622	$(53,082)

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
(3)For the years ended December 31, 2022, 2021, and 2020, there was no LIFO liquidation adjustment or change in value of contingent consideration.
Discussion of Operating Income (Loss) by Segment
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Refining. Operating income for our refining segment was $401.9 million for the year ended December 31, 2022, an improvement of $490.7 million compared to an operating loss of $88.8 million for the year ended December 31, 2021. The increase in profitability was primarily driven by widening product crack spreads across all our refineries, and a favorable change in the valuation of the embedded derivatives related to our intermediation agreements driven by changes in commodity prices, partially offset by unfavorable purchased product and crude differentials, unfavorable FIFO adjustments, higher inventory financing costs of $79.0 million, increased fuel burn costs related to higher crude oil costs as discussed below, increased RINs costs of $54.7 million, and unfavorable derivative costs. Other factors impacting our results period over period include a 2021 gain on sale of assets of $19.7 million primarily related to the Sale-Leaseback Transactions we closed in the first quarter of 2021 and a 15% increase in operating expenses in 2022, primarily driven by increased utilities, maintenance, and employee costs.
Logistics. Operating income for our logistics segment was $54.0 million for the year ended December 31, 2022, an increase of $2.8 million compared to operating income of $51.2 million for the year ended December 31, 2021. The increase is primarily due to higher third party revenues partially offset by net 2% and 4% decreased throughput across our Hawaii and Wyoming logistics assets, respectively.
Retail. Operating income for our retail segment was $49.2 million for the year ended December 31, 2022, a decrease of $32.0 million compared to operating income of $81.2 million for the year ended December 31, 2021. The decrease in profitability was primarily due to a gain on sale of assets of $45.0 million primarily related to the 2021 Hawaii sale-leaseback transactions we closed in the first quarter of 2021 with no such gain in 2022 and a 13% increase in operating expenses in the year ended December 31, 2022 primarily related to increased employee costs, higher credit card processing fees due to increased gasoline prices, rebranding fees in Hawaii, and higher rent expense related to the additional leases from our 2021 Hawaii sale-leaseback transactions, partially offset by a 31% increase in fuel margin.
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
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Refining. For the year ended December 31, 2022, our refining Adjusted Gross Margin was approximately $812.8 million, an increase of $548.4 million compared to $264.4 million for the year ended December 31, 2021. The increase in profitability was primarily driven by favorable realized product crack spreads across all our refineries partially offset by unfavorable purchased product costs, unfavorable FIFO adjustments, increased inventory financing costs of $79.0 million in Hawaii, unfavorable derivative costs, and increased costs related to fuel burn related to higher crude oil costs as discussed below. Adjusted Gross Margin for the Hawaii refinery improved from $4.56 per barrel in 2021 to $13.99 per barrel in 2022 primarily due to favorable product crack spreads, and a 1.7% increase in refined product sales volumes, partially offset by unfavorable purchased product and crude oil costs, unfavorable FIFO adjustments, a $78.8 million increase in intermediation fees driven primarily by $59.4 million higher market structure fees under the Supply and Offtake Agreement, increased fuel burn costs related to higher crude oil costs as discussed below, and unfavorable derivatives. Adjusted Gross Margin for the Washington refinery increased by $15.02 per barrel primarily due to favorable product crack spreads, partially offset by unfavorable feedstock costs and increased costs related to fuel burn. Adjusted Gross Margin for the Wyoming refinery increased by $12.03 per barrel primarily due to favorable product crack spreads, partially offset by unfavorable feedstock costs and increased RINs costs.
Logistics. For the year ended December 31, 2022, our logistics Adjusted Gross Margin was approximately $89.4 million, an increase of $1.5 million compared to $87.9 million for the year ended December 31, 2021. The increase was primarily driven by higher third party revenues partially offset by net 2% and 4% decreased throughput across our Hawaii and Wyoming logistics assets, respectively.
Retail. For the year ended December 31, 2022, our retail Adjusted Gross Margin was approximately $141.5 million, an increase of $22.6 million compared to $118.9 million for the year ended December 31, 2021. The increase was primarily due to a 31% increase in fuel margins partially offset by a 3% decline in sales volumes.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Refining. For the year ended December 31, 2021, our refining Adjusted Gross Margin was approximately $264.4 million, an increase of $199.7 million compared to a loss of $64.7 million for the year ended December 31, 2020. The increase in profitability was primarily driven by favorable realized product crack spreads across all our refineries and favorable feedstock and purchased product costs in Hawaii, partially offset by unfavorable feedstock and inventory financing costs in Washington. Adjusted Gross Margin for the Hawaii refinery improved from $(1.31) per barrel in 2020 to $4.56 per barrel in 2021 primarily due to favorable product crack spreads and feedstock, purchased product, and derivative costs. Adjusted Gross Margin for the Wyoming refinery increased by $7.50 per barrel primarily due to favorable product crack spreads and a 28% increase in sales volumes. Adjusted Gross Margin for the Washington refinery decreased by $1.69 per barrel primarily due to higher inventory financing and feedstock costs, partially offset by favorable realized product crack spreads and lower logistics costs.
Logistics. For the year ended December 31, 2021, our logistics Adjusted Gross Margin was approximately $87.9 million, an increase of $17.4 million compared to $70.5 million for the year ended December 31, 2020. The increase was primarily driven by a net 12% and 32% increase in throughput across our Hawaii and Wyoming logistics assets, respectively, due to increased sales volumes in both regions driven by reduced COVID-19-related travel restrictions, and lower lease costs on barges in Hawaii.
Retail. For the year ended December 31, 2021, our retail Adjusted Gross Margin was approximately $118.9 million, a decrease of $9.9 million compared to $128.8 million for the year ended December 31, 2020. The decrease was primarily due to a 17% decrease in fuel margins due to rising fuel costs and market-driven margin compression, partially offset by a 6% increase in sales volumes.

Discussion of Consolidated Results
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues. For the year ended December 31, 2022, revenues were $7.3 billion, a $2.6 billion increase compared to $4.7 billion for the year ended December 31, 2021. The increase was primarily the result of an increase of $2.5 billion in third-party revenues at our refining segment primarily as a result of increases in Brent and WTI crude oil prices. Brent crude oil prices rose to $99.04 per barrel for the year ended December 31, 2022 compared to $70.95 per barrel for the year ended December 31, 2021, and WTI crude oil prices averaged $94.33 per barrel during the year ended December 31, 2022 compared to $68.11 per barrel in the year ended December 31, 2021. Other factors contributing to the increase in revenues at our refining segment include improved realized product crack spreads across all our refineries. Revenues at our retail segment increased $113.8 million primarily due to a 36% increase in fuel prices slightly offset by a 3% decline in sales volume.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2022, cost of revenues (excluding depreciation) was $6.4 billion, a $2.1 billion increase compared to $4.3 billion for the year ended December 31, 2021. The increase was primarily due to increases in Brent and WTI crude oil prices as discussed above, unfavorable purchased products, higher feedstock costs, and higher inventory financing costs. These increases were partially offset by a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2022, operating expense (excluding depreciation) was approximately $342.2 million, an increase of $42.5 million compared to $299.7 million for the year ended December 31, 2021. The increase was primarily due to higher utilities expenses, maintenance expenses at our Hawaii refinery and increased employee costs. Other factors contributing to the increase include higher outside services expenses.
Depreciation and Amortization. For the year ended December 31, 2022, D&A expense was approximately $99.8 million, an increase of $5.6 million compared to $94.2 million for the year ended December 31, 2021. The increase was primarily due to amortization of our Washington Refinery turnaround completed in 2022.
Impairment Expense. During the year ended December 31, 2021, we recorded goodwill and asset impairment charges totaling $1.8 million primarily related to discontinued capital projects. Please read Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our 2021 asset impairment charges. There were no impairment charges during the year ended December 31, 2022.
Gain on Sale of Assets, Net. For the year ended December 31, 2022, there was a $0.2 million gain on sale of assets, net, which resulted primarily from the sale of equipment. For the year ended December 31, 2021, the gain on sale of assets, net was approximately $64.7 million and primarily related to the gain recognized as a result of the Sale-Leaseback Transactions we closed in the first quarter of 2021. Please read Note 16—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the Sale-Leaseback Transactions.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2022, general and administrative expense (excluding depreciation) was approximately $62.4 million, an increase of $14.3 million compared to $48.1 million for the year ended December 31, 2021. The increase was primarily due to higher employee costs and an increase in the use of outside services.
Acquisition and Integration Costs. For the year ended December 31, 2022, we incurred approximately $3.7 million of expenses primarily related to costs incurred for the pending Billings Acquisition. For the year ended December 31, 2021, we incurred an immaterial amount of acquisition and integration costs. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2022, our interest expense and financing costs were approximately $68.3 million, an increase of $1.8 million compared to $66.5 million for the year ended December 31, 2021. The increase was primarily due to an increase of $7.4 million related to increased borrowings under our inventory financing agreements and increased rates on our Term Loan B Facility. These increases were partially offset by lower outstanding debt balances driven by the maturity of our outstanding 5.00% Convertible Senior Notes in June 2021, the repayment of the PHL, Mid Pac, and Retail Property Term Loans and interest rate swap related to the Retail Property Term Loan in the first quarter of 2021, and reduced interest on our 12.875% Senior Secured Notes driven by early repayment of these notes. Please read Note 11—Inventory Financing Agreements and Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and indebtedness, respectively.

Debt extinguishment and commitment costs. For the year ended December 31, 2022, our debt extinguishment and commitment costs were approximately $5.3 million and primarily represented extinguishment costs associated with the repurchase and cancellation of an additional $36.9 million of 12.875% Senior Secured Notes in the second quarter of 2022. For the year ended December 31, 2021, our debt extinguishment and commitment costs were approximately primarily $8.1 million and primarily represented $6.6 million in extinguishment costs associated with the redemption of $36.8 million of 12.875% Senior Secured Notes in June 2021 and $1.4 million in extinguishment costs associated with the early repayment of the Retail Property Term Loan on February 23, 2021. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Gain on curtailment of pension obligation. During the year ended December 31, 2021, we recorded a gain on curtailment of pension obligation of $2.0 million related to the amendment to the Wyoming Refining defined benefit plan. Please read Note 19—Benefit Plans to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the gain on curtailment of pension obligation. There was no gain on curtailment of pension obligation for the year ended December 31, 2022.
Income Taxes. For the year ended December 31, 2022, we recorded an income tax expense of $0.7 million primarily driven by an increase in state taxable income. For the year ended December 31, 2021, we recorded an income tax expense of $1.0 million primarily driven by foreign withholding taxes.
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
Depreciation and Amortization. For the year ended December 31, 2021, D&A expense was approximately $94.2 million, an increase of $4.2 million compared to $90.0 million for the year ended December 31, 2020. The increase was primarily due to amortization of our Hawaii refinery turnaround completed in 2020.
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

	As of December 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,547	$488,350	$28	$490,925
Restricted cash	331	3,670	—	4,001
Trade accounts receivable	—	252,816	69	252,885
Inventories	—	1,041,983	—	1,041,983
Prepaid and other current assets	2,229	89,883	(69)	92,043
Due from related parties	229,431	—	(229,431)	—
Total current assets	234,538	1,876,702	(229,403)	1,881,837
Property, plant, and equipment
Property, plant, and equipment	19,865	1,200,747	3,955	1,224,567
Less accumulated depreciation and amortization	(14,967)	(370,643)	(3,123)	(388,733)
Property, plant, and equipment, net	4,898	830,104	832	835,834
Long-term assets
Operating lease right-of-use (“ROU”) assets	2,649	348,112	—	350,761
Investment in subsidiaries	487,943	—	(487,943)	—
Intangible assets, net	—	13,577	—	13,577
Goodwill	—	126,727	2,598	129,325
Other long-term assets	723	72,721	(4,131)	69,313
Total assets	$730,751	$3,267,943	$(718,047)	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,956	$—	$10,956
Obligations under inventory financing agreements	—	893,065	—	893,065
Accounts payable	4,176	147,219	—	151,395
Accrued taxes	47	32,052	—	32,099
Operating lease liabilities	787	65,294	—	66,081
Other accrued liabilities	511	639,396	587	640,494
Due to related parties	77,420	118,139	(195,559)	—
Total current liabilities	82,941	1,906,121	(194,972)	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	—	494,576	—	494,576
Finance lease liabilities	—	10,710	(4,399)	6,311
Operating lease liabilities	3,273	289,428	—	292,701
Other liabilities	—	46,922	1,510	48,432
Total liabilities	86,214	2,747,757	(197,861)	2,636,110
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	604	—	—	604
Additional paid-in capital	836,491	409,686	(409,686)	836,491
Accumulated earnings (deficit)	(200,687)	104,479	(104,479)	(200,687)
Accumulated other comprehensive income (loss)	8,129	6,021	(6,021)	8,129
Total stockholders’ equity	644,537	520,186	(520,186)	644,537
Total liabilities and stockholders’ equity	$730,751	$3,267,943	$(718,047)	$3,280,647

	As of December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,086	$108,105	$30	$112,221
Restricted cash	330	3,670	—	4,000
Trade accounts receivable	—	195,104	4	195,108
Inventories	—	790,317	—	790,317
Prepaid and other current assets	15,664	12,864	(3)	28,525
Due from related parties	94,676	—	(94,676)	—
Total current assets	114,756	1,110,060	(94,645)	1,130,171
Property, plant, and equipment
Property, plant, and equipment	19,535	1,156,906	3,956	1,180,397
Less accumulated depreciation and amortization	(13,869)	(307,091)	(2,932)	(323,892)
Property, plant, and equipment, net	5,666	849,815	1,024	856,505
Long-term assets
Operating lease right-of-use (“ROU”) assets	3,280	380,544	—	383,824
Investment in subsidiaries	207,483	—	(207,483)	—
Intangible assets, net	—	16,234	—	16,234
Goodwill	—	124,664	2,598	127,262
Other long-term assets	724	57,382	(1,851)	56,255
Total assets	$331,909	$2,538,699	$(300,357)	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,841	$—	$10,841
Obligations under inventory financing agreements	—	737,704	—	737,704
Accounts payable	1,386	151,676	1,481	154,543
Accrued taxes	48	28,593	—	28,641
Operating lease liabilities	608	53,032	—	53,640
Other accrued liabilities	9,805	360,246	373	370,424
Due to related parties	50,195	10,261	(60,456)	—
Total current liabilities	62,042	1,352,353	(58,602)	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	—	553,717	—	553,717
Finance lease liabilities	17	12,192	(4,518)	7,691
Operating lease liabilities	4,150	330,944	—	335,094
Other liabilities	—	63,098	(10,842)	52,256
Total liabilities	66,209	2,312,304	(73,962)	2,304,551
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	602	—	—	602
Additional paid-in capital	821,713	409,686	(409,686)	821,713
Accumulated earnings (deficit)	(559,117)	(185,096)	185,096	(559,117)
Accumulated other comprehensive income (loss)	2,502	1,805	(1,805)	2,502
Total stockholders’ equity	265,700	226,395	(226,395)	265,700
Total liabilities and stockholders’ equity	$331,909	$2,538,699	$(300,357)	$2,570,251

	Year Ended December 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$7,321,656	$129	$7,321,785

Operating expenses
Cost of revenues (excluding depreciation)	—	6,377,494	(1,480)	6,376,014
Operating expense (excluding depreciation)	—	342,209	—	342,209
Depreciation and amortization	2,131	97,448	190	99,769
Loss (gain) on sale of assets, net	27	(196)	—	(169)
General and administrative expense (excluding depreciation)	17,882	44,514	—	62,396
Acquisition and integration costs	3,396	267	—	3,663
Total operating expenses	23,436	6,861,736	(1,290)	6,883,882
Operating income (loss)	(23,436)	459,920	1,419	437,903

Other income (expense)
Interest expense and financing costs, net	(1)	(68,655)	368	(68,288)
Debt extinguishment and commitment costs	—	(5,329)	—	(5,329)
Other income (expense), net	(20)	634	(1)	613
Equity earnings (losses) from subsidiaries	388,008	—	(388,008)	—
Total other income (expense), net	387,987	(73,350)	(387,641)	(73,004)

Income (loss) before income taxes	364,551	386,570	(386,222)	364,899
Income tax benefit (expense) (1)	(362)	(96,995)	96,647	(710)
Net income (loss)	$364,189	$289,575	$(289,575)	$364,189

Adjusted EBITDA	$(17,551)	$659,378	$1,608	$643,435

	Year Ended December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$4,710,039	$50	$4,710,089

Operating expenses
Cost of revenues (excluding depreciation)	—	4,338,474	—	4,338,474
Operating expense (excluding depreciation)	—	300,386	(717)	299,669
Depreciation and amortization	2,452	91,550	239	94,241
Impairment expense	—	1,838	—	1,838
Loss (gain) on sale of assets, net	15	(10,949)	(53,763)	(64,697)
General and administrative expense (excluding depreciation)	12,435	35,661	—	48,096
Acquisition and integration costs	87	—	—	87
Total operating expenses	14,989	4,756,960	(54,241)	4,717,708
Operating income (loss)	(14,989)	(46,921)	54,291	(7,619)

Other income (expense)
Interest expense and financing costs, net	(2,600)	(64,209)	316	(66,493)
Debt extinguishment and commitment costs	—	(6,728)	(1,416)	(8,144)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(33)	(19)	—	(52)
Equity earnings (losses) from subsidiaries	(63,649)	—	63,649	—
Total other income (expense), net	(66,282)	(68,924)	62,549	(72,657)

Income (loss) before income taxes	(81,271)	(115,845)	116,840	(80,276)
Income tax benefit (expense) (1)	(26)	24,835	(25,830)	(1,021)
Net income (loss)	$(81,297)	$(91,010)	$91,010	$(81,297)

Adjusted EBITDA	$(12,468)	$137,323	$767	$125,622

	Year Ended December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,124,870	$—	$3,124,870

Operating expenses
Cost of revenues (excluding depreciation)	—	2,947,697	—	2,947,697
Operating expense (excluding depreciation)	—	282,159	(4,732)	277,427
Depreciation and amortization	2,900	86,622	514	90,036
Impairment expense	—	85,806	—	85,806
General and administrative expense (excluding depreciation)	11,097	30,191	—	41,288
Acquisition and integration costs	—	614	—	614
Total operating expenses	13,997	3,433,089	(4,218)	3,442,868
Operating income (loss)	(13,997)	(308,219)	4,218	(317,998)

Other income (expense)
Interest expense and financing costs, net	(4,982)	(61,856)	(3,384)	(70,222)
Other income (expense), net	(3)	1,052	—	1,049
Change in value of common stock warrants	4,270	—	—	4,270
Equity earnings (losses) from subsidiaries	(394,197)	—	394,197	—
Equity losses from Laramie Energy, LLC	—	—	(46,905)	(46,905)
Total other income (expense), net	(394,912)	(60,804)	343,908	(111,808)

Income (loss) before income taxes	(408,909)	(369,023)	348,126	(429,806)
Income tax benefit (expense) (1)	(177)	80,914	(60,017)	20,720
Net income (loss)	$(409,086)	$(288,109)	$288,109	$(409,086)

Adjusted EBITDA	$(10,943)	$(46,871)	$4,732	$(53,082)
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$364,189	$289,575	$(289,575)	$364,189
Inventory valuation adjustment	—	(15,712)	—	(15,712)
RINs mark-to-market adjustments	—	105,760	—	105,760
Unrealized loss on derivatives	—	9,336	—	9,336
Acquisition and integration costs	3,396	267	—	3,663
Debt extinguishment and commitment costs	—	5,329	—	5,329
Changes in valuation allowance and other deferred tax items (1)	—	—	—	—
Change in value of common stock warrants	—	—	—	—
Severance costs	351	1,921	—	2,272
Impairment expense	—	—	—	—
Impairments of Investments in Laramie Energy, LLC (2)	—	—	—	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	—	—
Loss (gain) on sale of assets, net	27	(196)	—	(169)
Depreciation and amortization	2,131	97,448	190	99,769
Interest expense and financing costs, net	1	68,655	(368)	68,288
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	(388,008)	—	388,008	—
Income tax expense (benefit)	362	96,995	(96,647)	710
Adjusted EBITDA (3)	$(17,551)	$659,378	$1,608	$643,435

	Year Ended December 31, 2021
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(81,297)	$(91,010)	$91,010	$(81,297)
Inventory valuation adjustment	—	31,841	—	31,841
RINs mark-to-market adjustments	—	66,350	—	66,350
Unrealized loss on derivatives	—	1,517	—	1,517
Acquisition and integration costs	87	—	—	87
Debt extinguishment and commitment costs	—	6,728	1,416	8,144
Changes in valuation allowance and other deferred tax items (1)	—	—	—	—
Change in value of common stock warrants	—	—	—	—
Severance costs	—	84	—	84
Impairment expense	—	1,838	—	1,838
Impairments of Investment in Laramie Energy, LLC (2)	—	—	—	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	—	—
Loss (gain) on sale of assets, net	15	(10,949)	(53,763)	(64,697)
Depreciation and amortization	2,452	91,550	239	94,241
Interest expense and financing costs, net	2,600	64,209	(316)	66,493
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	63,649	—	(63,649)	—
Income tax expense (benefit)	26	(24,835)	25,830	1,021
Adjusted EBITDA (3)	$(12,468)	$137,323	$767	$125,622

	Year Ended December 31, 2020
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(409,086)	$(288,109)	$288,109	$(409,086)
Inventory valuation adjustment	—	9,994	—	9,994
RINs mark-to-market adjustments	—	81,709	—	81,709
Unrealized gain on derivatives	—	(4,804)	—	(4,804)
Acquisition and integration costs	—	614	—	614
Debt extinguishment and commitment costs	—	—	—	—
Changes in valuation allowance and other deferred tax items (1)	—	—	(20,896)	(20,896)
Change in value of common stock warrants	(4,270)	—	—	(4,270)
Severance costs	157	355	—	512
Impairment expense	—	85,806	—	85,806
Impairment of Investment in Laramie Energy, LLC (2)	—	—	45,294	45,294
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,110)	(1,110)
Loss (gain) on sale of assets, net	—	—	—	—
Depreciation and amortization	2,900	86,622	514	90,036
Interest expense and financing costs, net	4,982	61,856	3,384	70,222
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives and impairment losses	—	—	2,721	2,721
Equity losses (income) from subsidiaries	394,197	—	(394,197)	—
Income tax expense (benefit)	177	(80,914)	80,913	176
Adjusted EBITDA (3)	$(10,943)	$(46,871)	$4,732	$(53,082)
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
(3)There was no LIFO liquidation adjustment or change in value of contingent consideration for the years ended December 31, 2022, 2021, and 2020.
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
Our liquidity position as of December 31, 2022 was $577.2 million and consisted of $574.6 million at Par Petroleum, LLC and subsidiaries, $2.5 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of December 31, 2022, we had access to the J. Aron Discretionary Draw Facility, the ABL Credit Facility, the MLC receivable advances, and cash on hand of $490.9 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.

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
During the years ended December 31, 2022, 2021, and 2020, we had significant activity related to our inventory financing and debt agreements. Please read Note 11—Inventory Financing Agreements and Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion of significant activity related to our inventory financing and debt agreements, respectively.
We may from time to time seek to retire or purchase our 7.75% Senior Secured Notes, our 12.875% Senior Secured Notes, or our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of our common stock, with no specified end date. Please read Note 18—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the share repurchase program. The Term Loan B Facility may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50% or 25% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan B Facility agreement).
Cash Flows
The following table summarizes cash activities for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$452,606	$(27,622)	$(37,214)
Net cash provided by (used in) investing activities	(87,308)	74,628	(63,464)
Net cash provided by (used in) financing activities	13,407	(1,094)	42,559
Cash flows for the year ended December 31, 2022
Net cash provided by operating activities for the year ended December 31, 2022 was driven primarily by net income of $364.2 million, non-cash charges to operations of approximately $127.6 million, and net cash used for changes in operating assets and liabilities of approximately $39.2 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $99.8 million;
•	stock based compensation costs of $9.4 million;
•	unrealized loss on derivatives contracts of $9.3 million; and
•	debt commitment and extinguishment costs of $5.3 million.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable; and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices;

partially offset by
•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery; and
•	increase in prepaid and other primarily driven by a $34.7 million increase in Collateral posted with broker for derivative instruments.
Net cash used in investing activities for the year ended December 31, 2022 consisted primarily of:

•
$53.0 million in additions to property, plant, and equipment driven by profit improvement and turnaround projects including crude recovery and debottlenecking projects at our Tacoma refinery, maintenance and tank replacement projects at our Wyoming refinery, and co-generation engine and tank conversion projects at our Hawaii refinery; and

•	$35.5 million related to acquisitions, primarily comprised of a $30.0 million deposit on the Billings Acquisition and $5.5 million for a three-store expansion of our Washington retail footprint.

Net cash provided by financing activities was approximately $13.4 million for the year ended December 31, 2022 and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $80.7 million;

partially offset by
•	net repayments of debt of $62.0 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes; and
•	repurchases of common stock of $7.8 million.
Cash flows for the year ended December 31, 2021
Net cash used in operating activities was approximately $27.6 million for the year ended December 31, 2021, which resulted from a net loss of approximately $81.3 million, partially offset by non-cash charges to operations of approximately $41.6 million and net cash provided by changes in operating assets and liabilities of approximately $12.1 million.
Net cash provided by investing activities was approximately $74.6 million for the year ended December 31, 2021 and primarily related to proceeds received from the Sale-Leaseback Transactions partially offset by additions to property, plant, and equipment totaling approximately $29.5 million.
Net cash used in financing activities for the year ended December 31, 2021 was approximately $1.1 million and consisted primarily of proceeds of $87.2 million from our March 2021 equity offering of common stock partially offset by net repayments on our debt agreements, J. Aron deferred payment arrangement, and MLC receivable advances of $81.4 million and $5.6 million in extinguishment costs related to the repayment of the Retail Property Term Loan and a portion of the 12.875% Senior Secured Notes.
Cash flows for the year ended December 31, 2020
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
Cash Requirements
We have various cash requirements stemming from investment strategies, contractual obligations, and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These cash requirements and obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. We also continue to seek strategic investments in business opportunities, however the amount and timing of those investments are not predictable. Our material cash requirements as of December 31, 2022 include:
Debt and Interest Payments. Current and long-term debt includes the scheduled principal payments related to our outstanding debt obligations and letters of credit. Our estimated interest payments due for 2023 are $44.3 million and our total estimated undiscounted future interest payments will be $133.3 million on the debt obligations held as of December 31, 2022 and using interest rates in effect as of December 31, 2022. Please read Note 13—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Capital Expenditures and Turnaround Costs. Our deferred turnaround costs and capital expenditures, excluding acquisitions, for the year ended December 31, 2022, totaled approximately $82.6 million and were primarily related to the 2021 turnaround and related scheduled maintenance work at our Washington refinery, capital projects at our Hawaii refinery, and underground tank replacements, rebranding, and point of sale and other equipment upgrades at our Retail segment. Our capital expenditures and deferred turnaround costs budget for 2023 ranges from $85 to $95 million and primarily relates to scheduled maintenance and other capital projects related to regulatory compliance, information technology, and growth. We expect to spend approximately $35 to $45 million annually on maintenance and sustaining capital projects over the next five years.
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
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2022 for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2023. As of December 31, 2022, we have material purchase commitments of $4.3 billion, with required cash outlays primarily expected in the next twelve months.
Supply and Offtake Agreement. On June 1, 2021, we and J. Aron entered into the second amended and restated supply and offtake agreement which expires on May 31, 2024, with a one-year extension option. We and J. Aron entered into amendments to the Supply and Offtake Agreement on April 25, 2022, and May 17, 2022, which, among other things, increased the capacity under the Discretionary Draw Facility. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Washington Refinery Intermediation Agreement. We and MLC entered into amendments to the Washington Refinery Intermediation Agreement on February 11, 2021, December 17, 2021, March 9, 2022, May 9, 2022, August 11, 2022, and November 2, 2022, which, among other things, increased the maximum borrowing capacity under the MLC receivable advances. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Billings Acquisition. On October 20, 2022, we entered into a purchase agreement with Exxon Mobil Corporation, ExxonMobil Oil Corporation and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to acquire (i) the high-conversion, complex refinery located in Billings, Montana, and certain associated distribution and logistics assets, and (ii) 100% of the issued and outstanding equity interests in Exxon Billings Cogeneration, Inc. and in Yellowstone Logistics Holding Company. Upon a successful closing of the transactions contemplated by the purchase agreement, we would pay a purchase price of $310 million plus the value of hydrocarbon inventory and adjusted working capital to the Sellers. The purchase price is also subject to other purchase price adjustments. We have not recorded a related contingency during the fiscal year ended December 31, 2022, as this transaction is subject to customary closing conditions and is expected to close in the second quarter of 2023. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Our significant accounting policies are described in our audited consolidated financial statements under Item 8 of this Form 10-K. We have identified certain estimates as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis, including those related to fair value, impairments, natural gas and crude oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies, and litigation and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
We are a party to the Washington Refinery Intermediation Agreement with MLC. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain of these purchases. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC. The valuation of our terminal obligation requires that we make estimates of the prices and differentials for our then monthly forward purchase obligations.
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
Business Combinations
We recognize assets acquired and liabilities assumed in business combinations separately from goodwill at their estimated fair values as of the date of acquisition. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspectives of marketplace participants. These valuation methods require management to make estimates and assumptions regarding characteristics of the acquired property and future revenues and expenses. Changes in these estimates and assumptions would result in different amounts allocated to the related assets and liabilities. The measurement period may be up to one year from the acquisition date; we may record adjustments to the preliminary purchase price allocation during this time, concluding at the end of the one year period or final determination of the values of consideration transferred and assets and liabilities assumed, whichever comes first. Subsequent adjustments, if any, are recorded to the consolidated statement of operations. Please read Note 4—Acquisitions and Note 15—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and NOL and tax credit carry forwards. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. These liabilities are recorded based on our assessment of existing tax laws and regulations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible and may vary from our estimates for a number of reasons, including different interpretations of tax laws and regulations. New tax laws and regulations, and changes to existing tax laws and regulations, are proposed and promulgated continuously. The implementation of future tax laws and regulatory initiatives, as well as future interpretations on historical tax laws and regulations, could result in increased tax liabilities that cannot be predicted at this time. Please read Note 2—Summary of Significant Accounting Policies, “Income Taxes,” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Based upon the level of historical taxable income and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2022 and 2021.
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 134 Mbpd for the full year of 2022, would change annualized operating income by approximately $48.2 million. This analysis may differ from actual results.
We utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps will expire in April 2024.
Based on our net open futures positions at December 31, 2022, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in $0.2 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2022, we consumed approximately 134 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 14—Derivatives to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Interest Rate Risk
As of December 31, 2022, we had $203.1 million of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $6.4 million and $3.9 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap. We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2022, we did not hold any open interest rate swaps.
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
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2022, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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
February 27, 2023

Item  9B. OTHER INFORMATION
None.
Item  9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

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

2.11
Equity and Asset Purchase Agreement dated as of October 20, 2022, by and among Exxon Mobil Corporation, ExxonMobil Oil Corporation and ExxonMobil Pipeline Company, LLC, as sellers, and Par Montana, LLC and Par Montana Holdings, LLC, as purchaser entities, and solely for the limited purposes set forth therein, Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022.

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

4.9
Third Supplemental Indenture, dated August 15, 2019, among Par Hawaii, LLC (successor by conversion to Par Hawaii, Inc.), Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.10
Fourth Supplemental Indenture, dated as of November 16, 2022, among Par Montana, LLC, Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association.*

4.11
Indenture, dated as of June 5, 2020, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 8, 2020.

4.12
First Supplemental Indenture, dated as of November 16, 2022, among Par Montana, LLC, Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association.*

4.13	Description of Registrant’s Securities.*

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

10.10	Employment Offer Letter with Jim Yates dated March 10, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.11	Initial Award with Jim Yates dated May 8, 2015. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.12	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.****

10.13	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.14	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). *

10.15	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.16
Second Amended and Restated Supply and Offtake Agreement dated as of June 1, 2021, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021.

10.17
Amended and Restated Guaranty dated June 1, 2021 in favor of J. Aron & Company LLC by Par Petroleum, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021.

10.18
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.19	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.20	Employment Assignment Letter with Jim Yates dated August 5, 2022. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022.

10.21	Employment Offer Letter with Richard Creamer dated March 29, 2022. Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022.

10.22	Employment Offer Letter with Eric Wright dated January 17, 2017. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.

10.23	Employment Offer Letter with Shawn Flores dated December 13, 2022.*

10.24	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.25	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.26	Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of March 7, 2017. ****

10.27
Amendment #2 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 23, 2022. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 25, 2022.

10.28
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.29
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.30
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

10.31
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

10.32
Conformed Copy of First Lien ISDA Master Agreement dated as of January 11, 2019, between Merrill Lynch Commodities, Inc. and U.S. Oil & Refining Co. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.33
Ninth Amendment to First Lien ISDA 2002 Master Agreement entered into as of November 1, 2019 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2019.

10.34
Eighteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of December 17, 2021 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021

10.35
Nineteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 24, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2022.

10.36
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.37
Pledge and Security Agreement dated as of December 21, 2017 among Par Petroleum, LLC, the other grantors party thereto, and Wilmington Trust, National Association, as collateral trustee. Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 8, 2021.

10.38
Amendment No. 1 and Assumption Agreement to Pledge and Security Agreement dated as of August 15, 2019, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 25, 2022.

10.39
Amendment No. 2 and Assumption Agreement to Pledge and Security Agreement dated as of May 12, 2020, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee. Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 25, 2022.

10.40
Amendment No. 3 and Assumption Agreement to Pledge and Security Agreement dated as of June 4, 2020, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 25, 2022.

10.41
Amendment No. 4 and Assumption Agreement to Pledge and Security Agreement dated as of March 23, 2022, among Par Petroleum, LLC, and the other grantors party thereto and Wilmington Trust, National Association, as collateral trustee.*

10.42
Assumption Agreement to Pledge and Security Agreement, dated as of November 16, 2022, made by and among Par Petroleum, LLC, Par Petroleum Finance Corp. and Par Montana, LLC, in favor of Wilmington Trust, National Association, as collateral trustee.*

10.43
Purchase Agreement and Escrow Instructions, dated as of February 11, 2021, by and among Par Hawaii, LLC, Par Pacific Hawaii Property Company, LLC, MDC Coast HI 1, LLC, and Fidelity National Title Insurance Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

10.44
Amended and Restated Master Land and Building Lease Agreement, dated as of March 12, 2021, by and among Par Hawaii, LLC, Par Petroleum, LLC and MDC Coast HI 1, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on Form 8-K filed on May 7, 2021.

10.45
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

10.46
First Amendment to Amended and Restated Loan and Security Agreement dated as of February 14, 2023, among Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent.*

10.47
Increase Agreement and Amendment dated as of March 30, 2022, among Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Pacific Holdings, Inc., the guarantors party thereto, the incremental lender party thereto, the other lenders party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022.

10.48
Thirteenth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 11, 2021, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on Form 8-K filed on February 16, 2021.

10.49
Second Amended and Restated Pledge and Security Agreement dated June 1, 2021 in favor of J. Aron & Company LLC by Par Hawaii Refining, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 25, 2022.

10.50
Amendment to Second Amended and Restated Supply and Offtake Agreement dated as of March 24, 2022, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.

10.51
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of April 25, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2022

10.52
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of May 17, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2022.

10.53
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of September 13, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022.

10.54
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of February 13, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC.*

10.55
Twentieth Amendment to First Lien ISDA 2002 Master Agreement entered into as of March 9, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2022.

10.56
Twenty first Amendment to First Lien ISDA 2002 Master Agreement entered into as of March 25, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.

10.57
Twenty second Amendment to First Lien ISDA 2002 Master Agreement entered into as of April 21, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022.

10.58
Twenty third Amendment to First Lien ISDA 2002 Master Agreement entered into as of May 9, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022.

10.59
Twenty fourth Amendment to First Lien ISDA 2002 Master Agreement entered into as of May 17, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022.

10.60
Twenty fifth Amendment to First Lien ISDA 2002 Master Agreement entered into as of June 28, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022.

10.61
Twenty sixth Amendment to First Lien ISDA 2002 Master Agreement entered into as of August 11, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2022.

10.62
Twenty seventh Amendment to First Lien ISDA 2002 Master Agreement entered into as of November 2, 2022 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2022.

10.63	Twenty eighth Amendment to First Lien ISDA 2002 Master Agreement entered into as of January 3, 2023 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

10.64	Twenty ninth Amendment to First Lien ISDA 2002 Master Agreement entered into as of January 25, 2023 by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc.*

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021, and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in stakeholder's equity for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Certain Reporting Units — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to discount rates and forecasts of future gross margin and operating expenses. The determination of the fair value using the market approach requires management to make significant assumptions related to valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, or the amount of any goodwill impairment charge, or both. The goodwill balance was $129.3 million as of December 31, 2022. No impairment loss was recorded during the year ended December 31, 2022.

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
•We evaluated the impact of changes in management’s forecasts from the measurement date to December 31, 2022.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates, long-term growth rates, and valuation multiples by:
•Testing the source information underlying the determination of the discount rate, long-term growth rates, and valuation multiples and the mathematical accuracy of the calculations.
•Developing a range of independent estimates and comparing those to the discount rates, long-term growth rates, and valuation multiples selected by management.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2023

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$490,925	$112,221
Restricted cash	4,001	4,000
Total cash, cash equivalents, and restricted cash	494,926	116,221
Trade accounts receivable, net of allowances of $0.3 million and $0.4 million at December 31, 2022 and December 31, 2021, respectively	252,885	195,108
Inventories	1,041,983	790,317
Prepaid and other current assets	92,043	28,525
Total current assets	1,881,837	1,130,171
Property, plant, and equipment
Property, plant, and equipment	1,224,567	1,180,397
Less accumulated depreciation and amortization	(388,733)	(323,892)
Property, plant, and equipment, net	835,834	856,505
Long-term assets
Operating lease right-of-use (“ROU”) assets	350,761	383,824
Intangible assets, net	13,577	16,234
Goodwill	129,325	127,262
Other long-term assets	69,313	56,255
Total assets	$3,280,647	$2,570,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,956	$10,841
Obligations under inventory financing agreements	893,065	737,704
Accounts payable	151,395	154,543
Accrued taxes	32,099	28,641
Operating lease liabilities	66,081	53,640
Other accrued liabilities	640,494	370,424
Total current liabilities	1,794,090	1,355,793
Long-term liabilities
Long-term debt, net of current maturities	494,576	553,717
Finance lease liabilities	6,311	7,691
Operating lease liabilities	292,701	335,094
Other liabilities	48,432	52,256
Total liabilities	2,636,110	2,304,551
Commitments and Contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2022 and December 31, 2021, 60,470,837 shares and 60,161,955 shares issued at December 31, 2022 and December 31, 2021, respectively	604	602
Additional paid-in capital	836,491	821,713
Accumulated deficit	(200,687)	(559,117)
Accumulated other comprehensive income (loss)	8,129	2,502
Total stockholders’ equity	644,537	265,700
Total liabilities and stockholders’ equity	$3,280,647	$2,570,251

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$7,321,785	$4,710,089	$3,124,870

Operating expenses
Cost of revenues (excluding depreciation)	6,376,014	4,338,474	2,947,697
Operating expense (excluding depreciation)	342,209	299,669	277,427
Depreciation and amortization	99,769	94,241	90,036
Impairment expense	—	1,838	85,806
Gain on sale of assets, net	(169)	(64,697)	—
General and administrative expense (excluding depreciation)	62,396	48,096	41,288
Acquisition and integration costs	3,663	87	614
Total operating expenses	6,883,882	4,717,708	3,442,868
Operating income (loss)	437,903	(7,619)	(317,998)

Other income (expense)
Interest expense and financing costs, net	(68,288)	(66,493)	(70,222)
Debt extinguishment and commitment costs	(5,329)	(8,144)	—
Gain on curtailment of pension obligation	—	2,032	—
Other income (expense), net	613	(52)	1,049
Change in value of common stock warrants	—	—	4,270
Equity losses from Laramie Energy, LLC	—	—	(46,905)
Total other expense, net	(73,004)	(72,657)	(111,808)

Income (loss) before income taxes	364,899	(80,276)	(429,806)
Income tax benefit (expense)	(710)	(1,021)	20,720
Net income (loss)	$364,189	$(81,297)	$(409,086)

Income (loss) per share
Basic	$6.12	$(1.40)	$(7.68)
Diluted	$6.08	$(1.40)	$(7.68)
Weighted-average number of shares outstanding
Basic	59,544	58,268	53,295
Diluted	59,883	58,268	53,295

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$364,189	$(81,297)	$(409,086)
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	5,627	6,244	(4,324)
Total other comprehensive income (loss), net of tax	5,627	6,244	(4,324)
Comprehensive income (loss)	$369,816	$(75,053)	$(413,410)
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$364,189	$(81,297)	$(409,086)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	99,769	94,241	90,036
Impairment expense	—	1,838	85,806
Debt extinguishment and commitment costs	5,329	8,144	—
Non-cash interest expense	4,218	5,663	6,902
Non-cash lower of cost and net realizable value adjustment	(463)	(10,132)	10,595
Change in value of common stock warrants	—	—	(4,270)
Deferred taxes	274	(260)	(20,895)
Gain on sale of assets, net	(169)	(64,697)	—
Stock-based compensation	9,353	8,165	7,342
Unrealized (gain) loss on derivative contracts	9,336	(1,393)	(3,322)
Equity losses from Laramie Energy, LLC	—	—	46,905
Net changes in operating assets and liabilities:
Trade accounts receivable	(57,391)	(83,955)	117,801
Prepaid and other assets	(35,356)	(6,321)	36,500
Inventories	(254,437)	(350,652)	171,880
Deferred turnaround expenditures	(29,608)	(9,451)	(49,770)
Obligations under inventory financing agreements	74,680	252,920	(190,831)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	262,882	209,565	67,193
Net cash provided by (used in) operating activities	452,606	(27,622)	(37,214)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(35,546)	—	—
Capital expenditures	(53,025)	(29,533)	(63,522)
Proceeds from sale of assets	1,263	104,161	58
Net cash provided by (used in) investing activities	(87,308)	74,628	(63,464)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	87,193	—
Proceeds from borrowings	384,874	186,773	250,387
Repayments of borrowings	(446,863)	(329,315)	(159,489)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	80,681	61,098	(41,645)
Purchase of common stock for retirement	(7,834)	(2,145)	(1,156)
Payments for debt extinguishment and commitment costs	(3,483)	(5,618)	—
Other financing activities, net	6,032	920	(5,538)
Net cash provided by (used in) financing activities	13,407	(1,094)	42,559
Net increase (decrease) in cash, cash equivalents, and restricted cash	378,705	45,912	(58,119)
Cash, cash equivalents, and restricted cash at beginning of period	116,221	70,309	128,428
Cash, cash equivalents, and restricted cash at end of period	$494,926	$116,221	$70,309
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(63,323)	$(65,221)	$(54,256)
Taxes	(51)	(795)	190
Non-cash investing and financing activities:
Accrued capital expenditures	$5,418	$8,177	$4,686
Value of warrants reclassified to equity	—	—	3,936
ROU assets obtained in exchange for new finance lease liabilities	594	1,936	3,476
ROU assets obtained in exchange for new operating lease liabilities	64,567	97,011	22,529
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	32,902	6,847	7,738
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2020	53,254	$533	$715,069	$(67,942)	$582	$648,242
Issuance of common stock for employee stock purchase plan	145	2	1,551	—	—	1,553
Exercise of common stock warrants	351	3	3,933			3,936
Stock-based compensation	322	3	7,106	—	—	7,109
Purchase of common stock for retirement	(69)	(1)	(1,155)	—	—	(1,156)
Other comprehensive loss	—	—	—	—	(4,324)	(4,324)
Net loss	—	—	—	(409,086)	—	(409,086)
Balance, December 31, 2020	54,003	540	726,504	(477,028)	(3,742)	246,274
Common stock offering, net of issuance costs	5,750	58	87,135	—	—	87,193
Issuance of common stock for employee stock purchase plan	85	1	1,420	—	—	1,421
Stock-based compensation	443	4	7,948	—	—	7,952
Purchase of common stock for retirement	(123)	(1)	(1,352)	(792)	—	(2,145)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	6,244	6,244
Net loss	—	—	—	(81,297)	—	(81,297)
Balance, December 31, 2021	60,162	602	821,713	(559,117)	2,502	265,700
Issuance of common stock for employee stock purchase plan	67	—	1,244	—	—	1,244
Stock-based compensation	417	3	9,163	—	—	9,166
Purchase of common stock for retirement	(524)	(5)	(2,069)	(5,759)	—	(7,833)
Exercise of stock options	349	4	6,440	—	—	6,444
Other comprehensive income	—	—	—	—	5,627	5,627
Net income	—	—	—	364,189	—	364,189
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically complex, niche markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries. Our refinery in Kapolei, Hawaii, produces gasoline, jet fuel, ultra-low sulfur diesel (“ULSD”), marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, jet fuel, ULSD, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces gasoline, jet fuel, ULSD, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - We operate retail outlets in Hawaii, Washington, and Idaho. Our fuel retail outlets in Hawaii sell gasoline and diesel throughout the islands of Oahu, Maui, Hawaii, and Kauai. We operate convenience stores under our proprietary “nomnom” brand that sell merchandise such as soft drinks, prepared foods, and other sundries. Our Hawaii retail network includes our proprietary Hele (the Hawaiian word for movement or “let’s go”) fuel brand and “76” branded retail sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. In 2023, we plan to unite all our company operated convenience stores under our Hele brand. Our cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”).
We operate convenience stores at our retail fuel outlets in Washington and Idaho. As part of our 2018 acquisition of these retail outlets, we entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the acquired Cenex® Zip Trip convenience stores. As of December 31, 2022, we had completed the rebranding of all of our retail outlets in Washington and Idaho from the “Cenex®” and “Zip Trip®” brand names to our proprietary “nomnom” brand. As these stores were rebranded, we began self-supplying the fuel with equity barrels and/or unbranded fuels procured in the open market.
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
As of December 31, 2022, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2022, 2021, or 2020.
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
We are party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 11—Inventory Financing Agreements. Under this arrangement, U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”) purchases crude oil supplied from third-party suppliers and MLC provides credit support for certain crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
Investment in Laramie Energy, LLC
Prior to June 30, 2020, we accounted for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of the net income (loss) of this entity was included in Equity losses from Laramie Energy, LLC in the consolidated statements of operations. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. During the year ended December 31, 2020, we recorded an impairment charge of $45.3 million in our consolidated statement of operations due to the significant decline in natural gas prices during the first quarter of 2020. Please read Note 3—Investment in Laramie Energy, LLC for further information.
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
From time to time, we enter into lease arrangements where we are the lessor in order to utilize a portion of our fixed assets not currently used in our primary operations. All of these lessor leases are classified as operating leases, whereby we do not derecognize the underlying asset, and the income from our customers is recognized as revenue on a straight-line basis over the lease term. Please read Note 16—Leases for further disclosures and information on leases.

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
For the Years Ended December 31, 2022, 2021, and 2020
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
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Our AROs arise from our refining, logistics, and retail operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value with accretion expense recognized in Depreciation and amortization (“D&A”) on our consolidated statements of operations and the related capitalized cost is depreciated over the asset’s useful life. The difference between the settlement amount and the recorded liability is recorded as a gain or loss on asset disposals in our consolidated statements of operations. We estimate settlement dates by considering our past practice, industry practice, contractual terms, management’s intent, and estimated economic lives.
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
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2022, 2021, and 2020, we recognized deferred turnaround costs of approximately $29.6 million, $9.5 million, and $49.8 million, respectively. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
We have determined that any uncertain tax positions outstanding at December 31, 2022 and 2021 would not have a material impact on our financial condition, results of operations, or cash flows as any uncertain tax positions taken would have been fully covered by the Company’s deferred tax assets related to its historical net operating losses and corresponding valuation allowance.
As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2019, 2020, and 2021. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
adjust it accordingly for purposes of assessing additional tax in the year the NOL deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$20,437	$21,903	$21,755
Operating expense	51,901	52,338	56,637
General and administrative expense	2,661	2,972	3,429

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
On September 30, 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU defines supplier finance programs and establishes new disclosure requirements for such programs. For programs meeting that definition, this ASU requires annual disclosures of key

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
terms, obligations, and certain information related to these programs. Interim disclosure of the amount of outstanding obligations is also required. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. This ASU will expand our disclosures for qualified supplier finance programs.
Accounting Principles Adopted
On January 1, 2022, we adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This ASU clarifies treatment of modifications or exchanges of call options or warrants classified in equity. As we do not have any such items classified in equity as of December 31, 2022, our adoption of ASU 2021-04 did not have a material impact on our financial condition, results of operations, and cash flows.
On January 1, 2022, we adopted ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). This ASU requires certain annual disclosures when receiving government assistance that is accounted for under a grant or contribution model. As of December 31, 2022, we did not receive any government assistance requiring these new disclosures, therefore our adoption of ASU 2021-10 did not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Investment in Laramie Energy, LLC
As of December 31, 2022, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2020, Laramie Energy had a $400.0 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing base set at $139.7 million. On November 20, 2020, Laramie Energy amended its revolving credit facility, reducing the borrowing base to $140.0 million, resulting in a borrowing base deficiency of $60.0 million. In conjunction with the borrowing base deficiency, Laramie entered into a forbearance agreement through June 15, 2021 with its lenders.
On July 1, 2021, Laramie Energy entered into a term loan agreement which provided a term loan in the principal amount of $160 million. Laramie Energy used the proceeds from the term loan to repay the outstanding balance on its revolving credit facility. The term loan is secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions. Laramie Energy’s term loan matures on July 1, 2025. As of December 31, 2022 and 2021, the term loan had an outstanding balance of $77.4 million and $140.1 million, respectively.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provided a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its existing term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. Laramie Energy’s term loan matures on February 21, 2027. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The change in our equity investment in Laramie Energy is as follows (in thousands):

Year Ended December 31,
2020
Beginning balance	$46,905
Equity earnings (losses) from Laramie Energy (1)	(1,611)
Impairment of our investment in Laramie Energy	(45,294)
Ending balance (1)	$—
________________________________________________________
(1)As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment has been reduced to zero.

Note 4—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings” and, together with Par Montana, the “Purchasers”) entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, and (ii) 100% of the issued and outstanding equity interests in Exxon Billings Cogeneration, Inc. and in Yellowstone Logistics Holding Company for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). The closing of the Billings Acquisition is subject to certain customary closing conditions and is expected to close in the second quarter of 2023. Upon execution of the Purchase Agreement, we made a cash deposit of $30.0 million, recorded in Prepaid and other current assets, which will be credited to the sale upon a successful closing. We guaranteed the payment and performance of the Purchasers’ obligations under the Purchase Agreement. We incurred $3.4 million of acquisition costs related to the Billings Acquisition for the year ended December 31, 2022. These costs are included in Acquisition and integration costs on our consolidated statement of operations.
Northwest Retail Expansion
On December 2, 2022, we purchased three retail stores in Washington, for total consideration of $5.5 million (the “Northwest Retail Expansion”). We accounted for the Northwest Retail Expansion as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Of the total purchase price of $5.5 million, $2.0 million was allocated to property, plant, and equipment, $0.8 million was allocated to lease valuation, and $0.5 million was allocated to inventory. We recognized $2.1 million in goodwill attributable to opportunities expected to arise from expanding our operations. We incurred $0.3 million of acquisition costs related to the Northwest Retail Expansion for the year ended December 31, 2022. These costs are included in Acquisition and integration costs on our consolidated statement of operations.
Note 5—Revenue Recognition
As of December 31, 2022 and 2021, receivables from contracts with customers were $242.5 million and $189.9 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $11.5 million and $10.1 million as of December 31, 2022 and 2021, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,999,065	$—	$428,959
Distillates (1)	3,139,807	—	46,392
Other refined products (2)	1,890,813	—	—
Merchandise	—	—	91,289
Transportation and terminalling services	—	198,821	—
Other revenue	16,375	—	3,566
Total segment revenues (3)	$7,046,060	$198,821	$570,206

Year Ended December 31, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$1,472,335	$—	$333,396
Distillates (1)	1,927,851	—	27,057
Other refined products (2)	1,065,555	—	—
Merchandise	—	—	92,004
Transportation and terminalling services	—	184,734	—
Other revenue	5,370	—	3,959
Total segment revenues (3)	$4,471,111	$184,734	$456,416

Year Ended December 31, 2020	Refining	Logistics	Retail
Product or service:
Gasoline	$846,294	$—	$241,003
Distillates (1)	1,256,618	—	30,739
Other refined products (2)	753,591	—	—
Merchandise	—	—	90,173
Transportation and terminalling services	—	180,909	—
Other revenue	30,198	—	1,798
Total segment revenues (3)	$2,886,701	$180,909	$363,713
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, and asphalt.
(3)Refer to Note 22—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Note 6—Inventories
Inventories at December 31, 2022 and 2021 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
December 31, 2022
Crude oil and feedstocks	$112,082	$265,536	$377,618
Refined products and blendstock	188,040	168,624	356,664
Warehouse stock and other (2)	307,701	—	307,701
Total	$607,823	$434,160	$1,041,983
December 31, 2021
Crude oil and feedstocks	$102,085	$199,282	$301,367
Refined products and blendstock	179,737	142,872	322,609
Warehouse stock and other (2)	166,341	—	166,341
Total	$448,163	$342,154	$790,317
_________________________________________________________
(1)Please read Note 11—Inventory Financing Agreements for further information.
(2)Includes $258.2 million and $120.1 million of RINs and environmental credits, reported at the lower of cost or NRV, as of December 31, 2022 and 2021, respectively. Our renewable volume obligation and other gross environmental credit obligations of $549.8 million and $311.0 million, reported at market value, are included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Inventories valued on the LIFO method were approximately 20% of total inventories at both December 31, 2022 and 2021.
As of December 31, 2022, we had no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2021, there was a $0.5 million reserve for the lower of cost or net realizable value of inventory. As of December 31, 2022 and December 31, 2021, the current replacement cost exceeded the LIFO inventory carrying value by approximately $46.4 million and $46.0 million, respectively.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Collateral posted with broker for derivative instruments (1)	$40,788	$6,053
Billings acquisition deposit (2)	30,000	—
Prepaid insurance	15,639	14,110
Deferred inventory financing charges	—	4,073
Other	5,616	4,289
Total	$92,043	$28,525
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 14—Derivatives for further information.
(2)Please read Note 4—Acquisitions for further discussion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Note 8—Property, Plant, and Equipment and Impairment of Long-Lived Assets
Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$153,804	$153,254
Buildings and equipment (1)	1,050,898	1,007,608
Other (1)	19,865	19,535
Total property, plant, and equipment	1,224,567	1,180,397
Less accumulated depreciation and amortization	(388,733)	(323,892)
Property, plant, and equipment, net	$835,834	$856,505
______________________________________________________
(1)Please read Note 16—Leases for further disclosures and information on finance leases.
Depreciation and finance lease amortization expense was approximately $75.0 million, $77.2 million, and $81.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Par West refinery was idled in the first quarter of 2020 due to the reduction in demand resulting from the COVID-19 global pandemic’s effect on the economy. Pursuant to GAAP accounting guidelines, this refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. As a result, in the year ended December 31, 2020, we recorded impairment charges of $10.7 million, $5.0 million, and $2.2 million in Impairment expense on our consolidated statement of operations related to the write-offs of Par West property, plant, and equipment, deferred turnaround costs, and inventory, respectively. For the year ended December 31, 2021, we recorded additional impairment charges of $0.2 million in Impairment expense on our consolidated statement of operations related to this idling. Please read Note 15—Fair Value Measurements for additional information.
For the year ended December 31, 2021, we recorded $1.7 million of Impairment expense on our consolidated statement of operations related to the impairment of a separate capital project. For the year ended December 31, 2022, no such impairment was recorded.
Note 9—Asset Retirement Obligations
Our asset retirement obligations (“AROs”) are primarily related to the removal of underground storage tanks and the removal of brand signage at owned and leased retail sites which are legally required, whether by government action or contractual arrangement. The table below summarizes the changes in our recorded AROs (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$14,414	$10,636	$10,180
Accretion expense	934	873	490
Revision in estimate	116	3,602	—
Liabilities settled during period	(89)	(697)	(34)
Ending balance	$15,375	$14,414	$10,636

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Note 10—Goodwill and Intangible Assets
During the years ended December 31, 2022, 2021, and 2020, the change in the net carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2020	$195,919
Impairment expense	(67,922)
Balance at December 31, 2020	127,997
Divestitures	(735)
Balance at December 31, 2021	127,262
Acquisitions (1)	2,120
Divestitures	(57)
Balance at December 31, 2022	$129,325
________________________________________________________
(1)Please read Note 4—Acquisitions for further discussion.
The gross carrying value of goodwill was $202.9 million as of January 1, 2020 and December 31, 2020 and 2021, and $205.0 million as of December 31, 2022. As of January 1, 2020, we had accumulated impairment charges of $7.0 million, and as of December 31, 2020, 2021, and 2022, we had accumulated impairment charges, including charges related to divestitures, of $74.9 million, $75.6 million, and $75.7 million, respectively.
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

    Intangible assets consisted of the following (in thousands):

	December 31,
	2022	2021
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Other	261	261
Total intangible assets	38,592	38,592
Accumulated amortization:
Trade name and trademarks	(5,383)	(5,297)
Customer relationships	(19,632)	(17,061)
Other	—	—
Total accumulated amortization	(25,015)	(22,358)
Net:
Trade name and trademarks	884	970
Customer relationships	12,432	15,003
Other	261	261
Total intangible assets, net	$13,577	$16,234

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Amortization expense was approximately $2.7 million for each of the years ended December 31, 2022, 2021, and 2020. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2023	$2,658
2024	1,400
2025	979
2026	979
2027	979
Thereafter	6,582
$13,577
Note 11—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	December 31,
	2022	2021
Supply and Offtake Agreement	$732,511	$569,158
Washington Refinery Intermediation Agreement	160,554	168,546
Obligations under inventory financing agreements	$893,065	$737,704
Supply and Offtake Agreement
We have a supply and offtake agreement with J. Aron to support our Hawaii refining operations (the “Supply and Offtake Agreement"). On June 1, 2021, we entered into the second amended and restated supply and offtake agreement, which amended and restated the first amended and restated supply and offtake agreement in its entirety. During the term of the Supply and Offtake Agreement, J. Aron and we will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the agreement, J. Aron will provide up to 150 Mbpd of crude oil to our Hawaii refinery. Additionally, we will sell, and J. Aron will buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. Under the agreement, J. Aron may enter into agreements with third parties whereby J. Aron remits payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. The agreement also provides for the lease of crude oil and certain refined product storage facilities to J. Aron.
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
Prior to July 1, 2021, the Supply and Offtake Agreement also included a deferred payment arrangement whereby we could defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. The deferred amounts under the deferred payment arrangement bore interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also paid a deferred payment availability fee equal to 0.75% of the unused capacity under the deferred payment arrangement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Effective July 1, 2021, a discretionary draw facility (the “Discretionary Draw Facility”) became available to PHR up to but excluding the Expiration Date. Under the Discretionary Draw Facility, J. Aron agreed to make advances to PHR from time to time at the request of PHR, subject to the satisfaction of certain conditions precedent, in an aggregate principal amount at any one time outstanding not to exceed the lesser of $165 million or the sum of the borrowing base, which is calculated as (x) 85% of the eligible accounts receivables, plus (y) the lesser of $82.5 million and 85% of eligible hydrocarbon inventory, minus (z) such reserves as established by J. Aron in respect of eligible receivables and eligible hydrocarbon inventory. Prior to June 1, 2022, the advances under the Discretionary Draw Facility bore interest at a rate equal to three-month LIBOR plus 4.00% per annum. Beginning on June 1, 2022, the advances bear interest at a rate equal to LIBOR (or LIBOR equivalent) plus an applicable spread between 3.50% and 4.00% to be determined annually based on certain financial ratios. We also pay a discretionary draw availability fee equal to 0.75% of the unused capacity under the Discretionary Draw Facility.
On April 25, 2022, we entered into an amendment to the Supply and Offtake Agreement which, among other things, amended the maximum commitment amount under the Discretionary Draw Facility from $165 million to $215 million and increased the limit in the borrowing base for eligible hydrocarbon inventory from $82.5 million to $107.5 million. The amendment further requires a $5.0 million reserve against the borrowing base at any time more than $165 million is outstanding in discretionary draw advances made to PHR; the reserve may be reduced by the posting of cash collateral by PHR in accordance with the terms of the amendment.
Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. In 2020, we fixed the market fee for the period from February 1, 2020 through April 1, 2021 for an additional $0.8 million to be settled in fifteen payments. In 2021, we entered into multiple contracts to fix certain market fees for the period from May 2021 through May 2022 for $18.2 million. In 2022, we entered into additional contracts with J. Aron to fix certain fees for the month of March 2022 for $4.5 million. The amount due to or from J. Aron is recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We had no fixed market fees due to or from J. Aron as of December 31, 2022. As of December 31, 2021, we had a payable of $6.2 million. We recognized fixed market fees of $8.8 million, $13.5 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, which were included in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
Washington Refinery Intermediation Agreement
We are party to the Washington Refinery Intermediation Agreement with MLC, which provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of the same, exclusively to MLC.
On February 11, 2021, we and MLC amended the Washington Refinery Intermediation Agreement and extended the term from June 30, 2021 to March 31, 2022. On December 17, 2021, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through December 21, 2022 and to revise certain other terms and conditions in the Washington Refinery Intermediation Agreement. On March 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to advance the term expiry date to March 31, 2023. On November 2, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through March 31, 2024.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables (the “MLC receivable advances”) and additional advances based on crude oil and products inventories. Prior to May 9, 2022, the maximum borrowing capacity under the MLC receivable advances was $90.0 million. On May 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to increase the maximum borrowing capacity under the MLC receivable advances to $115 million. The maximum borrowing capacity was reduced to $110 million under the amendment to the Washington Refinery Intermediation Agreement dated November 2, 2022. The MLC receivable advances bore interest at a rate equal to three-month LIBOR plus 3.25% per annum prior to August 11, 2022. On August 11, 2022, we and MLC entered into an amendment to the Washington Refinery Intermediation Agreement to establish adjusted three-month term Secured Overnight Financing Rate ("SOFR") as the benchmark rate in replacement of LIBOR and revise certain other terms and conditions. We also pay an availability fee equal to 0.75% of the unused capacity under the MLC receivable advances.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	December 31,
	2022	2021
Discretionary Draw Facility
Outstanding borrowings (1)	$204,843	$126,225
Borrowing capacity	204,843	126,225
MLC receivable advances
Outstanding borrowings (1)	56,601	54,538
Borrowing capacity	56,601	54,538

J. Aron payment undertaking obligations	—	—
MLC issued letters of credit	115,001	166,950
______________________________________________________
(1)Amounts outstanding under the Discretionary Draw Facility and MLC receivable advances are included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the amount outstanding under these arrangements are included within Cash flows from financing activities on the consolidated statements of cash flows.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$100,610	$21,612	$12,034
Interest expense and financing costs, net	6,150	3,015	3,044
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$3,000	$3,236	$4,112
Interest expense and financing costs, net	10,111	4,900	2,791
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $63.3 million and $4.0 million for the years ended December 31, 2022, and 2021, respectively, and a market structure benefit of $3.0 million for the year ended December 31, 2020.
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 14—Derivatives for further information.
Note 12—Other Accrued Liabilities

Other accrued liabilities at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and other employee benefits	$27,815	$19,710
Gross environmental credit obligations (1)	549,791	311,014
Other	62,888	39,700
Total	$640,494	$370,424

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
______________________________________________________
(1)Gross environmental credit obligations are stated at market as of December 31, 2022 and 2021. Please read Note 15—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $258.2 million and $120.1 million as of December 31, 2022 and 2021, respectively.
Note 13—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2022	2021
ABL Credit Facility due 2025	$—	$—
7.75% Senior Secured Notes due 2025	281,000	296,000
Term Loan B due 2026	203,125	215,625
12.875% Senior Secured Notes due 2026	31,314	68,250
Principal amount of long-term debt	515,439	579,875
Less: unamortized discount and deferred financing costs	(9,907)	(15,317)
Total debt, net of unamortized discount and deferred financing costs	505,532	564,558
Less: current maturities, net of unamortized discount and deferred financing costs	(10,956)	(10,841)
Long-term debt, net of current maturities	$494,576	$553,717
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2023	$12,500
2024	12,500
2025	293,500
2026	196,939
2027	—
Thereafter	—
Total	$515,439
Additionally, as of December 31, 2022 and 2021, we had approximately $19.5 million and $18.5 million in letters of credit outstanding, respectively, under the Loan and Security Agreement dated as of December 21, 2017 with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”). We had $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of both December 31, 2022 and December 31, 2021, under agreements with MLC and under certain other facilities.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
Retail Property Term Loan
On March 29, 2019, Par Pacific Hawaii Property Company, LLC (“Par Property LLC”), our wholly owned subsidiary, entered into a term loan agreement (the “Retail Property Term Loan”) with Bank of Hawaii, which provided a term loan in the principal amount of $45.0 million. The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. Principal and interest payments were payable monthly based on a 20-year amortization schedule, principal prepayments were allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, was due on April 1, 2024, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. We recognized approximately $1.4 million of debt extinguishment costs in the year ended December 31 2021 related to our prepayment of the loan principal.
ABL Credit Facility
Under the ABL Credit Facility, we have a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”) with a maximum principal amount at any time outstanding of $142.5 million subject to a borrowing base. As of December 31, 2022, the ABL Revolver had no outstanding balance and a borrowing base of approximately $85.1 million. The maturity date of the ABL Revolver is February 2, 2025, on which date all revolving loans will be due and payable in full.
On February 2, 2022, Par Petroleum, LLC, PHL, Hermes Consolidated, LLC, and Wyoming Pipeline Company, LLC (collectively, the “ABL Borrowers”), entered into the Amended and Restated Loan and Security Agreement (as amended from time to time, the “ABL Loan Agreement”) dated as of February 2, 2022, with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Loan Agreement increased the maximum principal amount of the ABL Revolver at any time outstanding from $85 million to $105 million, subject to a borrowing base, including a sublimit of $15 million for swingline loans and a sublimit of $65 million for the issuance of standby or commercial letters of credit, and extended the maturity date of the ABL Revolver from December 21, 2022 to February 2, 2025.
The ABL Loan Agreement also included an accordion feature that would allow the ABL Borrowers to increase the size of the facility by up to $50 million in the aggregate, subject to certain limitations and conditions. On March 30, 2022, the parties to the ABL Loan Agreement and the incremental lender party thereto amended the ABL Loan Agreement to exercise the accordion feature to increase the aggregate revolving commitments under the ABL Loan Agreement from $105 million to $142.5 million and decrease the available increase under the accordion feature from $50 million to $12.5 million, subject to certain limitations and conditions.
Prior to February 2, 2022, the revolving loans under the ABL Revolver bore interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan was a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan was a LIBOR Loan, at LIBOR for the applicable interest period plus the applicable margin in effect from time to time. The base rate was equal to (i) daily LIBOR (“LIBOR Daily Floating Rate”) or (ii) if the LIBOR Daily Floating Rate was unavailable for any reason, a rate as calculated per the agreement for such day.
Under the ABL Loan Agreement entered into on February 2, 2022, the outstanding principal amount of each revolving loan bears interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan is a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan is a Term SOFR Loan, at Term SOFR (as defined in the ABL Loan Agreement) for the applicable interest period plus the applicable margin in effect from time to time. The base rate for any day is a per annum rate equal to the greater of (a) a rate as calculated per the agreement (the “Prime Rate”) for such day; (b) a rate as calculated by the Federal Reserve Bank of New York based on such day’s federal funds transactions by depository institutions (“Federal Funds Rate”) for such day, plus 0.50%; or (c) Term SOFR for a one month interest period as of such day plus 1.0%, subject to the interest rate floor set forth therein; provided, that in no event shall the base rate be less than zero. We also pay a de minimis fee for any undrawn amounts available under the ABL Revolver. The average effective interest rate for 2022 and 2021 on the ABL Revolver loan was 2.7% and 2.6%, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
7.75% Senior Secured Notes Due 2025
Our 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025. During the year ended December 31, 2021, we repurchased and cancelled $4 million in aggregate principal amount of the 7.75% Senior Secured Notes through two repurchases. On May 24, 2022, and July 14, 2022, we repurchased and cancelled $5.0 million and $10.0 million in aggregate principal amounts of the 7.75% Senior Secured Notes at repurchase prices of 97.500% and 95.000%, respectively, of the aggregate principal amount of notes repurchased. We recognized aggregate discounts of $0.6 million and incurred aggregate debt extinguishment costs of $0.2 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2022, the 7.75% Senior Secured Notes had an outstanding principal balance of $281.0 million.
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
For the Years Ended December 31, 2022, 2021, and 2020
(the “Term Loan B Facility”). Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”) on the closing date. The net proceeds from Term Loan B totaled $232.0 million after deducting the original issue discount, deferred financing costs, and commitment and other fees.
Loans under the Term Loan B bear interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. The average effective interest rate for 2022 on the Term Loan B was 8.6%.
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
On June 14, 2021, we redeemed $36.8 million aggregate principal amount of 12.875% Senior Secured Notes at a redemption price of 112.875% of the aggregate principal amount of the notes redeemed, plus the accrued and unpaid interest as of the redemption date. On the redemption date, we paid a premium of approximately $4.7 million and incurred additional debt extinguishment costs of $1.9 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2021. We repurchased and cancelled $13.9 million and $21.7 million in aggregate principal amount of 12.875% Senior Secured Notes on May 16, 2022 and May 27, 2022, respectively, at a repurchase price of 111.125% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. On June 13, 2022, we repurchased an additional $1.3 million in aggregate principal amount of the notes at a repurchase price of 111.000% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. We paid premiums of approximately $4.1 million upon repurchases of the 12.875% Senior Secured Notes during the year ended December 31, 2022 and incurred aggregate debt extinguishment costs of $1.6 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2022, $31.3 million in aggregate principal amount of the 12.875% Senior Secured Notes remained outstanding.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2022, we were in compliance with all of our debt instruments.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Our open futures and OTC swaps expire in April 2024. At December 31, 2022, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	50,892	(51,147)	(255)
Swaps	1,524	(2,014)	(490)
Total	52,416	(53,161)	(745)
At December 31, 2022, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of December 31, 2022:

2022
Average barrels per month	67,500
Weighted-average strike price - floor (in dollars)	$69.01
Weighted-average strike price - ceiling (in dollars)	$92.36
Commencement date	January 2023
Expiry date	December 2023
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
The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2022 and 2021 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2022	2021
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$495	$1,260
Commodity derivatives	Other accrued liabilities	(10,989)	(1,431)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(12,156)	(15,151)
MLC terminal obligation derivative	Obligations under inventory financing agreements	14,435	(22,170)
_________________________________________________________
(1)Does not include cash collateral of $40.8 million and $6.1 million recorded in Prepaid and other current assets as of December 31, 2022, and December 31, 2021, respectively, and $9.5 million in Other long-term assets as of both December 31, 2022 and December 31, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2022	2021	2020
Commodity derivatives	Cost of revenues (excluding depreciation)	$(65,814)	$(22,417)	$(51,902)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	2,995	5,646	(20,970)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(49,636)	(73,256)	39,820
Interest rate derivatives	Interest expense and financing costs, net	—	104	(2,265)
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
At March 31, 2020, we conducted an impairment evaluation of our investment in Laramie Energy because of (i) the global economic impact of the COVID-19 pandemic, (ii) an increase in the weighted-average cost of capital for energy companies, and (iii) continuing declines in natural gas prices through the first quarter of 2020. Based on our evaluation, we determined that the estimated fair value of our investment in Laramie Energy was $1.9 million, compared to a carrying value of $47.2 million at March 31, 2020. The fair value estimate was determined using a discounted cash flow analysis based on natural gas forward strip prices as of March 31, 2020 for the years 2020 and 2021 of the forecast, and a blend of forward strip pricing and third-party analyst pricing for the years 2022 through 2028. Other significant inputs used in the discounted cash flow analysis included proved and unproved reserves information, forecasts of operating expenditures, and the applicable discount rate. As part of our evaluation, we considered the likelihood that New York Mercantile Exchange (“NYMEX”) Henry Hub prices, which declined from an average spot price of $2.29 ($/MMBtu) at December 31, 2019 to $2.03 ($/MMBtu) in the first quarter of 2020, will recover in the near term. A discount rate of 10% was used to reflect the higher cost of capital under the economic conditions as of March 31, 2020. As a result, we recorded an other-than temporary impairment charge of $45.3 million in Equity losses from Laramie Energy, LLC on our consolidated statement of operations for the year ended December 31, 2020.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and WTI indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average of $14.07 per barrel, and range from a discount of $17.90 per barrel to a premium of $85.04 per barrel as of December 31, 2022. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2022 or 2021. Please read Note 14—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of December 31, 2022 and 2021 are presented gross in the tables below (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$161,541	$8,369	$—	$169,910	$(169,415)	$495

Liabilities
Commodity derivatives	$(172,529)	$(7,875)	$—	$(180,404)	$169,415	$(10,989)
J. Aron repurchase obligation derivative	—	—	(12,156)	(12,156)	—	(12,156)
MLC terminal obligation derivative	—	—	14,435	14,435	—	14,435
Gross environmental credit obligations (2)	—	(549,791)	—	(549,791)	—	(549,791)
Total (3)	$(172,529)	$(557,666)	$2,279	$(727,916)	$169,415	$(558,501)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020

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
_________________________________________________________
(1)Does not include cash collateral of $50.3 million and $15.6 million as of December 31, 2022 and 2021, respectively, included within Prepaid and other current assets and Other long-term assets on our consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $258.2 million and $120.1 million presented as Inventories on our consolidated balance sheet and stated at the lower of cost and net realizable value as of December 31, 2022 and 2021, respectively.
(3)The interest rate derivative was settled in February 2021, therefore, there is no asset or liability related to the interest rate derivative on December 31, 2022 or 2021. Please read Note 14—Derivatives for further information.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$(37,321)	$(30,958)	$(22,750)
Settlements	86,242	61,247	(31,328)
Total gains (losses) included in earnings	(46,642)	(67,610)	23,120
Balance, end of period	$2,279	$(37,321)	$(30,958)
The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	277,137	276,785
Term Loan B Facility due 2026 (1)	198,268	201,094
12.875% Senior Secured Notes due 2026 (1)	30,127	34,029

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020

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
(2)The fair value measurements of the ABL Credit Facility is considered Level 3 measurements in the fair value hierarchy.
The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximated their carrying value due to their short-term nature.
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
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our ROU assets and liabilities as of December 31, 2022 and 2021 and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Finance	Property, plant, and equipment	$21,150	$20,556
Finance	Accumulated amortization	(10,308)	(8,397)
Finance	Property, plant, and equipment, net	$10,842	$12,159
Operating	Operating lease right-of-use assets	350,761	383,824
Total right-of-use assets		$361,603	$395,983

Liabilities
Current
Finance	Other accrued liabilities	$1,782	$1,540
Operating	Operating lease liabilities	66,081	53,640
Long-term
Finance	Finance lease liabilities	6,311	7,691
Operating	Operating lease liabilities	292,701	335,094
Total lease liabilities		$366,875	$397,965

Weighted-average remaining lease term (in years)
Finance		5.60	6.29
Operating		9.00	11.28
Weighted-average discount rate
Finance		7.38%	7.46%
Operating		7.10%	6.70%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table summarizes the lease costs recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease cost type	2022	2021	2020
Finance lease cost
Amortization of finance lease ROU assets	$1,917	$1,913	$2,007
Interest on lease liabilities	619	655	654
Operating lease cost	89,591	91,882	106,256
Variable lease cost	5,478	6,716	9,802
Short-term lease cost	8,575	1,013	1,926
Net lease cost	$106,180	$102,179	$120,645

Operating lease income (1)	$(11,030)	$(3,149)	$(3,201)
_________________________________________________________
(1)At December 31, 2022 and 2021, Property, plant, and equipment, net associated with leased assets was approximately $9.2 million and $10.8 million, respectively. The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
Lease type	2022	2021	2020
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,620	$1,914	$1,932
Operating cash flows from finance leases	614	658	656
Operating cash flows from operating leases	85,681	89,677	103,270
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	594	1,936	3,476
ROU assets obtained in exchange for new operating lease liabilities	64,567	97,011	22,529
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	32,902	6,847	7,738
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2022 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2023	$2,286	$88,546	$90,832
2024	1,955	75,129	77,084
2025	1,794	50,823	52,617
2026	1,327	45,777	47,104
2027	1,098	43,575	44,673
Thereafter	1,582	160,849	162,431
Total lease payments	10,042	464,699	474,741
Less amount representing interest	(1,949)	(105,917)	(107,866)
Present value of lease liabilities	$8,093	$358,782	$366,875
Additionally, we have $11.6 million and $3.8 million in future undiscounted cash flows for operating leases and finance leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. From time to time, Par Hawaii Refining, LLC has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessment for tax year 2023. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we appealed in November 2022. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2022, we have accrued $14.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline or by purchasing renewable credits, referred to as RINs, to maintain compliance. For additional information, please read Item 1. — Business — Environmental Regulations. As of December 31, 2022, our estimate of the renewable volume obligation (“RVO”) liability for the 2021 and 2022 compliance years is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022.
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
For the Years Ended December 31, 2022, 2021, and 2020
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
As of December 31, 2022, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Major Customers
We sell a variety of refined products to a diverse customer base. For each of the years ended December 31, 2022, 2021, and 2020, we had one customer in our refining segment that accounted for 17%, 13%, and, 13%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2022, 2021, and 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
For the Years Ended December 31, 2022, 2021, and 2020
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
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal and state laws. The share repurchase program does not have a specified end date and may be limited or terminated at any time without prior notice. During the years ended December 31, 2022 and 2021, 420 thousand and 59 thousand shares were repurchased under this share repurchase program for a total of $5.8 million and $0.8 million, respectively.
Incentive Plans
Our incentive compensation plans are described below.
    Long Term Incentive Plan
Under the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”), as amended and restated, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, and performance restricted stock units to directors and other employees or those of our subsidiaries. The maximum number of shares that may be granted under the LTIP is 9.0 million shares of common stock. At December 31, 2022, 3.4 million shares were available for future grants and awards under the LTIP.
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
For the Years Ended December 31, 2022, 2021, and 2020
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2022	2021	2020
Restricted Stock Awards	$5,172	$4,657	$3,939
Restricted Stock Units	$1,451	$1,356	$1,510
Stock Option Awards	$2,540	$1,939	$1,660
Employee Stock Purchase Plan
Under the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 500 thousand shares of common stock. At December 31, 2022, 135 thousand shares remained available under the ESPP.
During each of the years ended December 31, 2022, 2021, and 2020, we recognized $0.2 million of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. During the years ended December 31, 2022, 2021, and 2020, employees purchased 67 thousand, 85 thousand, and 145 thousand shares under the ESPP, respectively.
Management Stock Purchase Plan
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2022, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
Restricted Stock Awards and Restricted Stock Units
The following tables summarize our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2021	760	$17.19
Granted	464	15.27
Vested	(336)	17.01
Forfeited	(94)	16.49
Unvested balance at December 31, 2022	794	$16.24

	Years Ended December 31,
	2022	2021	2020
Weighted-average grant-date fair value per share of restricted stock awards and restricted stock units granted (in dollars)	$15.27	$16.38	$16.97
Fair value of restricted stock awards and restricted stock units vested	$5,718	$4,370	$3,787
As of December 31, 2022 and 2021, there were approximately $8.8 million and $9.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.69 years and 1.74 years, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Performance Restricted Stock Units
The following tables summarize our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2021	158	$17.61
Granted	50	14.91
Vested	(70)	17.31
Forfeited	(25)	16.81
Unvested balance at December 31, 2022	113	$16.78

	Years Ended December 31,
	2022	2021	2020
Weighted-average grant-date fair value per share of performance restricted stock units granted (in dollars)	$14.91	$16.52	$19.73
Fair value of performance restricted stock units vested	$1,343	$940	$783
Performance restricted stock units are subject to certain annual performance targets based on three-year performance periods as defined by our Board. As of December 31, 2022 and 2021, there were approximately $0.7 million and $1.1 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.69 years and 1.76 years, respectively.
Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2022, 2021, and 2020 are presented below.

	2022	2021	2020
Expected life from date of grant (in years)	5.3	5.3	5.3
Expected volatility	55.4%	53.2%	33.2%
Risk-free interest rate	1.83%	0.64%	1.31%
The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2021	2,195	$18.50	4.2	$446
Issued	449	14.91
Exercised	(349)	16.79
Forfeited / canceled / expired	(275)	19.13
Outstanding balance at December 31, 2022	2,020	$17.92	4.3	$10,779
Exercisable, end of year	1,300	$18.94	3.2	$5,608

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2022, 2021, and 2020 was $7.44, $7.72, and $6.30, respectively.
As of December 31, 2022 and 2021, there were approximately $3.7 million and $3.8 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.79 years and 1.76 years, respectively.
Note 19—Benefit Plans
Defined Contribution Plans
We maintain defined contribution plans for our employees. All eligible employees, including our U.S. Oil & Refining Co. employees beginning January 1, 2020, may participate in our Par plan after thirty days of service. For all employees participating in the Par plan, excluding participating U.S. Oil union employees, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. Beginning in January 2021 and as part of cost reductions in response to the impact of the COVID-19 pandemic on our businesses, we temporarily suspended matching employee contributions for salaried employees with 2020 annual earnings in excess of the IRS highly compensated limit of $130,000. In January 2022, we resumed matching of all previously-suspended employee contributions. For the years ended December 31, 2022, 2021, and 2020, we made contributions to the plans totaling approximately $5.2 million, $3.1 million, and $5.6 million, respectively.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$56,411	$60,479
Service cost	821	1,140
Interest cost	1,538	1,538
Plan amendment	—	(446)
Actuarial gain (1)	(15,178)	(2,508)
Benefits paid	(2,225)	(1,760)
Curtailment	—	(2,032)
Projected benefit obligation as of the end of the period	$41,367	$56,411

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$49,821	$46,161
Actual return (loss) on plan assets	(6,957)	5,420
Employer contributions	—	—
Benefits paid	(2,225)	(1,760)
Fair value of plan assets as of the end of the period	$40,639	$49,821
____________________________________________________
(1)For the year ended December 31, 2022, the change in the actuarial gain was due to an increase in the discount rate. For the year ended December 31, 2021, the change in the actuarial gain was due to an increase in the discount rate and strong asset performance.
The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets and the funded status of our Benefit Plans is recorded within Other long-term assets on our consolidated balance sheets. The reconciliation of the underfunded status of our Benefit Plans of December 31, 2022 and 2021 was as follows:

	2022		2021
	WY Refining	U.S. Oil	WY Refining	U.S. Oil
Projected benefit obligation	24,730	16,637	34,333	22,078
Fair value of plan assets	21,940	18,699	28,076	21,745
Underfunded/(overfunded) status	$2,790	$(2,062)	$6,257	$333

Amounts recognized in consolidated balance sheet:
Non-current assets	—	2,062	—	—
Non-current liabilities	(2,790)	—	(6,257)	(333)
Net amount recorded	$(2,790)	$2,062	$(6,257)	$(333)

Gross amounts recognized in accumulated other comprehensive income (loss): (1)
Net actuarial gain (loss)	5,243	(318)	2,188	(2,892)
Total accumulated other comprehensive income (loss)	$5,243	$(318)	$2,188	$(2,892)
____________________________________________________
(1)For the year ended December 31, 2022, we recognized an immaterial amount of service costs in accumulated other comprehensive income.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2022, 2021, and 2020 and net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	5.15%	2.85%	2.65%
Rate of compensation increase	—%	—%	3.00%
U.S. Oil plan
Discount rate (1)	5.00%	2.70%	2.35%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	2.85%	3.25%	3.30%
Expected long-term rate of return (2)	5.75%	5.75%	6.25%
Rate of compensation increase	—%	3.00%	3.00%
U.S. Oil plan
Discount rate (1)	2.70%	2.35%	3.10%
Expected long-term rate of return (2)	6.00%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
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
The net periodic benefit credit for the years ended December 31, 2022, 2021, and 2020 includes the following components:

	2022	2021	2020
Components of net periodic benefit (credit):
Service cost	$821	$1,140	$1,347
Interest cost	1,538	1,538	1,642
Expected return on plan assets	(2,596)	(2,375)	(2,323)
Amortization of net loss	3	245	176
Amortization of prior service cost	—	—	1
Effect of curtailment	—	(2,032)	—
Net periodic benefit credit	$(234)	$(1,484)	$843
The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) on our consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020. The other components of net periodic benefit cost are included in Other income (expense), net on our consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2022 is as follows:

	Target	Actual
Asset category:
Equity securities	40%	33%
Debt securities	50%	49%
Real estate	10%	18%
Total	100%	100%
The weighted-average asset allocation for our U.S. Oil plan at December 31, 2022 is as follows:

	Target	Actual
Asset category:
Equity securities	56%	50%
Debt securities	43%	50%
Cash and Cash Equivalents	1%	—%
Total	100%	100%
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
We do not intend to make any contributions to the Wyoming Refining plan or U.S. Oil plan during 2023. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2023	$2,281
2024	2,322
2025	2,404
2026	2,632
2027	2,628
Thereafter	13,441
$25,708
Note 20—Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 61 thousand shares during the year ended December 31, 2020. The common stock warrants are included in the calculation of basic income (loss) per share for the year ended December 31, 2020, because they were issuable for minimal consideration. As of March 31, 2020, the previously outstanding common stock warrants had been exercised for common stock and no warrants were outstanding.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$364,189	$(81,297)	$(409,086)
Plus: Net income effect of convertible securities	—	—	—
Numerator for diluted income (loss) per common share	$364,189	$(81,297)	$(409,086)

Basic weighted-average common stock shares outstanding	59,544	58,268	53,295
Plus: dilutive effects of common stock equivalents (1)	339	—	—
Diluted weighted-average common stock shares outstanding	59,883	58,268	53,295

Basic income (loss) per common share	$6.12	$(1.40)	$(7.68)
Diluted income (loss) per common share	$6.08	$(1.40)	$(7.68)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	234	925	475
Shares of stock options	1,868	2,386	2,229
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes (2)	—	1,230	2,704
________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the years ended December 31, 2021 and 2020.
(2)We had no 5.00% Convertible Senior Notes outstanding for the year ended December 31, 2022.
Note 21—Income Taxes
As of December 31, 2022, we had approximately $1.2 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For the year ended December 31, 2022, we recorded an income tax expense of $0.7 million primarily driven by an increase in state taxable income. For the year ended December 31, 2021, we recorded an income tax expense of $1.0 million primarily driven by foreign withholding taxes. For the year ended December 31, 2020, we recorded an income tax benefit of $20.7 million primarily driven by an increase in our net operating loss carryforwards and the change in our indefinitely-lived goodwill due to the impairments. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2022 and 2021.
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
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of December 31, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S.—Federal	$—	$—	$—
U.S.—State	362	26	51
Foreign	73	1,255	125
Deferred:
U.S.—Federal	236	(223)	(20,509)
U.S.—State	39	(37)	(387)
Total	$710	$1,021	$(20,720)
Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1%	—%	0.1%
Foreign taxes	—%	(1.6)%	—%
Change in valuation allowance related to current activity	(21.3)%	(20.1)%	(14.0)%
Permanent items	0.4%	(0.6)%	(2.3)%
Actual income tax rate	0.2%	(1.3)%	4.8%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$308,457	$424,112
Intangible assets	830	1,912
Environmental credit obligations	71,424	40,097
Other	4,099	16,137
Total deferred tax assets	384,810	482,258
Valuation allowance	(330,456)	(421,387)
Net deferred tax assets	54,354	60,871
Deferred tax liabilities:
Inventory	5,891	9,820
Property and equipment	54,124	56,436
Total deferred tax liabilities	60,015	66,256
Total deferred tax liability, net	$(5,661)	$(5,385)
We have NOL carryforwards as of December 31, 2022 of $1.2 billion for federal income tax purposes. If not utilized, approximately $1.0 billion of our NOL carryforwards will expire during 2029 through 2037. Approximately $0.2 billion of our NOL carryforwards do not expire.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Note 22—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Logistics, (iii) Retail, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$7,046,060	$198,821	$570,206	$(493,302)	$7,321,785
Cost of revenues (excluding depreciation)	6,332,694	109,458	428,712	(494,850)	6,376,014
Operating expense (excluding depreciation)	245,992	14,988	81,229	—	342,209
Depreciation and amortization	65,472	20,579	10,971	2,747	99,769
Loss (gain) on sale of assets, net	1	(253)	56	27	(169)
General and administrative expense (excluding depreciation)	—	—	—	62,396	62,396
Acquisition and integration costs	—	—	—	3,663	3,663
Operating income (loss)	$401,901	$54,049	$49,238	$(67,285)	$437,903
Interest expense and financing costs, net					(68,288)
Debt extinguishment and commitment costs					(5,329)
Gain on curtailment of pension obligation					—
Other income, net					613
Income before income taxes					364,899
Income tax expense					(710)
Net income					$364,189

Total assets	$2,580,298	$412,336	$244,233	$43,780	$3,280,647
Goodwill	39,821	55,232	34,272	—	129,325
Capital expenditures	31,967	12,094	7,652	1,312	53,025
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $493.3 million for the year ended December 31, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020

For the year ended December 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$4,471,111	$184,734	$456,416	$(402,172)	$4,710,089
Cost of revenues (excluding depreciation)	4,306,371	96,828	337,476	(402,201)	4,338,474
Operating expense (excluding depreciation)	213,102	14,722	71,845	—	299,669
Depreciation and amortization	58,258	22,044	10,880	3,059	94,241
Impairment expense	1,838	—	—	—	1,838
Loss on sale of assets, net	(19,659)	(19)	(45,034)	15	(64,697)
General and administrative expense (excluding depreciation)	—	—	—	48,096	48,096
Acquisition and integration costs	—	—	—	87	87
Operating income (loss)	$(88,799)	$51,159	$81,249	$(51,228)	$(7,619)
Interest expense and financing costs, net					(66,493)
Debt extinguishment and commitment costs					(8,144)
Gain on curtailment of pension obligation					2,032
Other expense, net					(52)
Loss before income taxes					(80,276)
Income tax expense					(1,021)
Net loss					$(81,297)

Total assets	$1,928,987	$398,182	$228,245	$14,837	$2,570,251
Goodwill	39,821	55,232	32,209	—	127,262
Capital expenditures	15,689	6,801	5,917	1,126	29,533
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $402.2 million for the year ended December 31, 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020

For the year ended December 31, 2020	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$2,886,701	$180,909	$363,713	$(306,453)	$3,124,870
Cost of revenues (excluding depreciation)	2,908,870	110,385	234,885	(306,443)	2,947,697
Operating expense (excluding depreciation)	199,738	13,581	64,108	—	277,427
Depreciation and amortization	53,930	21,899	10,692	3,515	90,036
Impairment expense	55,989	—	29,817	—	85,806
General and administrative expense (excluding depreciation)	—	—	—	41,288	41,288
Acquisition and integration costs	—	—	—	614	614
Operating income (loss)	$(331,826)	$35,044	$24,211	$(45,427)	$(317,998)
Interest expense and financing costs, net					(70,222)
Other income, net					1,049
Change in value of common stock warrants					4,270
Equity losses from Laramie Energy, LLC					(46,905)
Loss before income taxes					(429,806)
Income tax benefit					20,720
Net loss					$(409,086)

Total assets	$1,478,603	$444,800	$193,365	$17,093	$2,133,861
Goodwill	39,821	55,232	32,944	—	127,997
Capital expenditures	38,781	20,898	2,547	1,296	63,522
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
Equity Group Investments (“EGI”) - Service Agreement
On September 17, 2013, we entered into a letter agreement (“Services Agreement”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP (“ZCOF”), which owns 5% or more of our common stock directly or through affiliates. Pursuant to the Services Agreement, EGI agreed to provide us with ongoing strategic, advisory, and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions, or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions, or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory, and consulting services as may be reasonably requested by us.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the years ended December 31, 2022, 2021, or 2020.
Note 24—Subsequent Events
Refinancing of Term Loan B
On February 14, 2023, we priced the proposed private $550 million aggregate principal amount senior secured term loan B due 2030. We intend to use the proceeds from the proposed term loan to refinance the Company’s existing Term Loan B Facility and its outstanding Notes (as described below) and for general corporate purposes.
Tender Offers
On February 15, 2023, we announced the commencement of cash tender offers (the “Tender Offers”) for the purchase by PPL of any and all of the (i) 7.75% Senior Secured Notes and (ii) 12.875% Senior Secured Notes (together, the “Notes”). The Tender Offers were for cash consideration of $1,021.20 per $1,000 principal amount of 7.75% Senior Secured Notes and $1,090.44 per $1,000 principal amount of 12.875% Senior Secured Notes, plus an amount equal to any accrued and unpaid interest.
The Tender Offers expired on February 23, 2023, and $260.6 million, or approximately 92.74%, of the 7.75% Senior Secured Notes and $29.0 million, or approximately 92.73%, of the 12.875% Senior Secured Notes were validly tendered and not validly withdrawn, In addition, $270 thousand aggregate principal amount of the 7.75% Senior Secured Notes were tendered subject to guaranteed delivery procedures. Subject to raising at least $550 million in gross proceeds under the proposed term loan, we expect to accept for payment all notes validly tendered during the offering period and all notes properly delivered under guaranteed delivery procedures and expects to make payment on all such notes on February 28, 2023. As described below, we have exercised optional redemption rights with respect to any outstanding Notes and intend to satisfy and discharge each indenture governing the Notes, as applicable, on the settlement date.
Redemption of Notes
On February 15, 2023, we issued notices of conditional redemption (collectively, the “Redemption”) for each series of the Notes pursuant to the applicable agreements, in each case subject to the successful refinancing of Term Loan B.
Amendments
In connection with the above, (i) the ABL Borrowers and the lenders, and Bank of America, N.A., as administrative agent, entered into the First Amendment, dated as of February 14, 2023, to Amended and Restated Loan and Security Agreement, dated as of February 2, 2022, (ii) Par Hawaii Refining, LLC, PPL and J. Aron & Company, LLC entered into the Amendment, dated as of February 13, 2023, to Second Amended and Restated Supply and Offtake Agreement, dated as of June 1, 2021, and (iii) U.S. Oil & Refining Co., PPL and Merrill Lynch Commodities, Inc. entered into a letter agreement dated February 15, 2023, in each case, to facilitate the refinancing and tender offers noted.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,547	$4,086
Restricted cash	331	330
Total cash, cash equivalents, and restricted cash	2,878	4,416
Prepaid and other current assets	2,229	15,664
Due from subsidiaries	229,431	94,676
Total current assets	234,538	114,756
Property, plant, and equipment
Property, plant, and equipment	19,865	19,535
Less accumulated depreciation and amortization	(14,967)	(13,869)
Property, plant, and equipment, net	4,898	5,666
Long-term assets
Operating lease right-of-use (“ROU”) assets	2,649	3,280
Investment in subsidiaries	487,943	207,483
Other long-term assets	723	724
Total assets	$730,751	$331,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,176	$1,386
Accrued taxes	47	48
Operating lease liabilities	787	608
Other accrued liabilities	511	9,805
Due to subsidiaries	77,420	50,195
Total current liabilities	82,941	62,042
Long-term liabilities
Finance lease liabilities	—	17
Operating lease liabilities	3,273	4,150
Total liabilities	86,214	66,209
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2022 and December 31, 2021, 60,470,837 shares and 60,161,955 shares issued at December 31, 2022 and December 31, 2021, respectively	604	602
Additional paid-in capital	836,491	821,713
Accumulated deficit	(200,687)	(559,117)
Accumulated other comprehensive income (loss)	8,129	2,502
Total stockholders’ equity	644,537	265,700
Total liabilities and stockholders’ equity	$730,751	$331,909

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Depreciation and amortization	$2,131	$2,452	$2,900
Loss (gain) on sale of assets, net	27	15	—
General and administrative expense (excluding depreciation)	17,882	12,435	11,097
Acquisition and integration costs	3,396	87	—
Total operating expenses	23,436	14,989	13,997
Operating loss	(23,436)	(14,989)	(13,997)

Other income (expense)
Interest expense and financing costs, net	(1)	(2,600)	(4,982)
Other expense, net	(20)	(33)	(3)
Change in value of common stock warrants	—	—	4,270
Equity in earnings (losses) from subsidiaries	388,008	(63,649)	(394,197)
Total other income (expense), net	387,987	(66,282)	(394,912)

Income (loss) before income taxes	364,551	(81,271)	(408,909)
Income tax expense	(362)	(26)	(177)
Net income (loss)	$364,189	$(81,297)	$(409,086)

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$364,189	$(81,297)	$(409,086)
Other comprehensive income (loss): (1)
Other post-retirement benefits income (loss), net of tax	5,627	6,244	(4,324)
Total other comprehensive income (loss), net of tax	5,627	6,244	(4,324)
Comprehensive income (loss)	$369,816	$(75,053)	$(413,410)
____________________________________________________
(1)Other comprehensive income (loss) relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$364,189	$(81,297)	$(409,086)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,131	2,452	2,900
Non-cash interest expense	—	1,364	2,518
Change in value of common stock warrants	—	—	(4,270)
Loss (gain) on sale of assets, net	27	15	—
Stock-based compensation	9,353	8,165	7,342
Equity in losses (income) of subsidiaries	(388,008)	63,649	394,197
Net changes in operating assets and liabilities:
Prepaid and other assets	13,436	1,318	(4,253)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	2,651	(1,380)	(187)
Net cash provided by (used in) operating activities	3,779	(5,714)	(10,839)
Cash flows from investing activities:
Investments in subsidiaries	—	(146,056)	—
Distributions from subsidiaries	—	90,183	4,113
Capital expenditures	(1,311)	(1,126)	(1,296)
Due to (from) subsidiaries	5,645	29,752	5,768
Proceeds from sale of assets	—	—	14
Net cash provided by (used in) investing activities	4,334	(27,247)	8,599
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	87,193	—
Proceeds from borrowings	—	12,364	14,437
Repayments of borrowings	(9,319)	(62,111)	(18,603)
Other financing activities, net	(332)	(879)	164
Net cash provided by (used in) financing activities	(9,651)	36,567	(4,002)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,538)	3,606	(6,242)
Cash, cash equivalents, and restricted cash at beginning of period	4,416	810	7,052
Cash, cash equivalents, and restricted cash at end of period	$2,878	$4,416	$810
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(3)	$(1,230)	$(2,475)
Taxes	(15)	27	(28)
Non-cash investing and financing activities:
Accrued capital expenditures	$372	$131	$233
ROU assets obtained in exchange for new finance lease liabilities	—	—	173
ROU assets obtained in exchange for new operating lease liabilities	—	165	—
This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2023.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
Chief Executive Officer

By:	/s/ Shawn Flores
Shawn Flores
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on February 27, 2023.

Signature	Title

/s/ WILLIAM PATE	Chief Executive Officer and Director (Principal Executive Officer)
William Pate

/s/ WILLIAM MONTELEONE	President and Director
William Monteleone

/s/ SHAWN FLORES	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Shawn Flores

/s/ IVAN GUERRA	Chief Accounting Officer (Principal Accounting Officer)
Ivan Guerra

/s/ MELVYN N. KLEIN	Chairman Emeritus
Melvyn N. Klein

/s/ ROBERT S. SILBERMAN	Chairman of the Board of Directors
Robert S. Silberman

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ L. MELVIN COOPER	Director
L. Melvin Cooper

/s/ CURTIS ANASTASIO	Director
Curtis Anastasio

/s/ WALTER A. DODS, JR.	Director
Walter A. Dods, Jr.

/s/ KATHERINE HATCHER	Director
Katherine Hatcher

/s/ ANTHONY CHASE	Director
Anthony Chase

/s/ PHILIP DAVIDSON	Director
Philip Davidson