Form 10-Q
period 2023-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2023-05-05
CIK 821483

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
For the quarterly period ended March 31, 2023

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

61,038,538 shares of Common Stock, $0.01 par value, were outstanding as of May 1, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$661,316	$490,925
Restricted cash	4,002	4,001
Total cash, cash equivalents, and restricted cash	665,318	494,926
Trade accounts receivable, net of allowances of $0.3 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively	277,700	252,885
Inventories	929,574	1,041,983
Prepaid and other current assets	76,127	92,043
Total current assets	1,948,719	1,881,837
Property, plant, and equipment
Property, plant, and equipment	1,237,640	1,224,567
Less accumulated depreciation and amortization	(406,121)	(388,733)
Property, plant, and equipment, net	831,519	835,834
Long-term assets
Operating lease right-of-use assets	341,292	350,761
Intangible assets, net	12,912	13,577
Goodwill	129,275	129,325
Other long-term assets	63,715	69,313
Total assets	$3,327,432	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,747	$10,956
Obligations under inventory financing agreements	871,562	893,065
Accounts payable	188,086	151,395
Accrued taxes	32,281	32,099
Operating lease liabilities	66,529	66,081
Other accrued liabilities	410,150	640,494
Total current liabilities	1,572,355	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	530,574	494,576
Finance lease liabilities	6,670	6,311
Operating lease liabilities	281,471	292,701
Other liabilities	48,369	48,432
Total liabilities	2,439,439	2,636,110
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022, 61,029,446 shares and 60,470,837 shares issued at March 31, 2023 and December 31, 2022, respectively	610	604
Additional paid-in capital	842,062	836,491
Accumulated earnings (deficit)	37,203	(200,687)
Accumulated other comprehensive income	8,118	8,129
Total stockholders’ equity	887,993	644,537
Total liabilities and stockholders’ equity	$3,327,432	$3,280,647

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$1,685,209	$1,350,293

Operating expenses
Cost of revenues (excluding depreciation)	1,289,020	1,350,249
Operating expense (excluding depreciation)	83,120	81,404
Depreciation and amortization	24,360	23,780
General and administrative expense (excluding depreciation)	19,286	15,893
Acquisition and integration costs	5,271	63
Par West redevelopment and other costs	2,750	—
Total operating expenses	1,423,807	1,471,389

Operating income (loss)	261,402	(121,096)

Other income (expense)
Interest expense and financing costs, net	(16,250)	(16,394)
Debt extinguishment and commitment costs	(17,720)	—
Other income (loss), net	(35)	2
Equity earnings from Laramie Energy, LLC	10,706	—
Total other expense, net	(23,299)	(16,392)

Income (loss) before income taxes	238,103	(137,488)
Income tax benefit (expense)	(213)	437
Net income (loss)	$237,890	$(137,051)

Income (loss) per share
Basic	$3.96	$(2.31)
Diluted	$3.90	$(2.31)
Weighted-average number of shares outstanding
Basic	60,111	59,413
Diluted	61,047	59,413

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$237,890	$(137,051)
Other comprehensive income (loss):
Other post-retirement benefits loss, net of tax	(11)	—
Total other comprehensive income (loss), net of tax	(11)	—
Comprehensive income (loss)	$237,879	$(137,051)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$237,890	$(137,051)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	24,360	23,780
Debt extinguishment and commitment costs	17,720	—
Non-cash interest expense	898	1,017
Non-cash lower of cost and net realizable value adjustment	—	(463)
Deferred taxes	67	—
Stock-based compensation	2,317	3,658
Unrealized (gain) loss on derivative contracts	(13,670)	15,452
Equity earnings from Laramie Energy, LLC	(10,706)	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(24,906)	(40,262)
Prepaid and other assets	21,084	(25,233)
Inventories	112,340	(236,664)
Deferred turnaround expenditures	—	(28,929)
Obligations under inventory financing agreements	(43,910)	201,996
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(184,389)	215,014
Net cash provided by (used in) operating activities	139,095	(7,685)
Cash flows from investing activities:
Capital expenditures	(13,213)	(16,333)
Proceeds from sale of assets and other	50	60
Return of capital from Laramie Energy, LLC	10,706	—
Net cash used in investing activities	(2,457)	(16,273)
Cash flows from financing activities:
Proceeds from borrowings	541,750	88,163
Repayments of borrowings	(521,256)	(70,059)
Net borrowings on deferred payment arrangements and receivable advances	22,407	41,712
Payment of deferred loan costs	(4,210)	(817)
Purchase of common stock for retirement	(2,569)	(6,388)
Exercise of stock options	6,374	—
Payments for debt extinguishment and commitment costs	(8,742)	—
Net cash provided by financing activities	33,754	52,611
Net increase in cash, cash equivalents, and restricted cash	170,392	28,653
Cash, cash equivalents, and restricted cash at beginning of period	494,926	116,221
Cash, cash equivalents, and restricted cash at end of period	$665,318	$144,874
Supplemental cash flow information:
Net cash paid for:
Interest	$(20,042)	$(11,085)
Taxes	(454)	—
Non-cash investing and financing activities:
Accrued capital expenditures	$4,328	$6,169
ROU assets obtained in exchange for new finance lease liabilities	731	594
ROU assets obtained in exchange for new operating lease liabilities	8,380	10,678
ROU assets terminated in exchange for release from finance lease liabilities	—	—
ROU assets terminated in exchange for release from operating lease liabilities	—	1,029

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Stock-based compensation	412	3	3,655	—	—	3,658
Purchase of common stock for retirement	(462)	(4)	(1,431)	(4,955)	—	(6,390)
Net loss	—	—	—	(137,051)	—	(137,051)
Balance, March 31, 2022	60,112	$601	$823,937	$(701,123)	$2,502	$125,917

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537
Stock-based compensation	340	—	2,317	—	—	2,317
Purchase of common stock for retirement	(81)	—	(3,114)	—	—	(3,114)
Exercise of stock options	300	6	6,368	—	—	6,374
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	237,890	—	237,890
Balance, March 31, 2023	61,030	$610	$842,062	$37,203	$8,118	$887,993
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

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
As of March 31, 2023, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three months ended March 31, 2023 or 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$4,999	$5,052
Operating expense	12,404	12,897
General and administrative expense	502	648
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3—Investment in Laramie Energy, LLC
As of March 31, 2023, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was zero as of March 31, 2023 and December 31, 2022.
Laramie Energy had a term loan agreement which provided a term loan secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy was generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions.
On February 21, 2023, Laramie Energy entered into a new term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its prior term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of March 31, 2023, the term loan had an outstanding balance of $160.0 million.
On March 1, 2023, pursuant to its new term loan agreement, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $10.7 million, which was reflected as Return of capital from Laramie Energy, LLC on our condensed consolidated statements of cash flows. We recorded the cash received as Equity earnings from Laramie Energy, LLC on our condensed consolidated statements of operations because the carrying value of our investment in Laramie Energy was zero at the time of such distribution.

Effective February 21, 2023, and concurrent with the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At March 31, 2023, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $76.4 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

Note 4—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings” and, together with Par Montana, the “Purchasers”) entered into an equity and asset purchase agreement (the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, and (ii) 100% of the issued and outstanding equity interests in Exxon Billings Cogeneration, Inc. and in Yellowstone Logistics Holding Company for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). The closing of the Billings Acquisition is subject to certain customary closing conditions and is expected to occur in the second quarter of 2023. Upon execution of the Purchase Agreement, we made a cash deposit of $30.0 million, recorded in Prepaid and other current assets, which will be credited to the purchase price upon a successful closing. We guaranteed the payment and performance of the Purchasers’ obligations under the Purchase Agreement. We incurred $5.3 million of acquisition costs related to the Billings Acquisition for the three months ended March 31, 2023. For the three months ended March 31, 2022, we recognized immaterial costs related to the Billings Acquisition. These costs are included in Acquisition and integration costs on our condensed consolidated statements of operations.
Note 5—Revenue Recognition
As of March 31, 2023 and December 31, 2022, receivables from contracts with customers were $271.9 million and $242.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $22.8 million and $11.5 million as of March 31, 2023 and December 31, 2022, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended March 31, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$450,325	$—	$100,188
Distillates (1)	779,053	—	11,599
Other refined products (2)	385,609	—	—
Merchandise	—	—	22,828
Transportation and terminalling services	—	52,388	—
Other revenue	426	—	957
Total segment revenues (3)	$1,615,413	$52,388	$135,572

Three Months Ended March 31, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$401,109	$—	$89,775
Distillates (1)	588,083	—	8,510
Other refined products (2)	303,607	—	—
Merchandise	—	—	20,815
Transportation and terminalling services	—	42,461	—
Other revenue	6,424	—	809
Total segment revenues (3)	$1,299,223	$42,461	$119,909
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, and asphalt.
(3)Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

Note 6—Inventories
Inventories at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
March 31, 2023
Crude oil and feedstocks	$169,144	$161,261	$330,405
Refined products and blendstock	181,199	169,920	351,119
Warehouse stock and other (2)	248,050	—	248,050
Total	$598,393	$331,181	$929,574

December 31, 2022
Crude oil and feedstocks	$112,082	$265,536	$377,618
Refined products and blendstock	188,040	168,624	356,664
Warehouse stock and other (2)	307,701	—	307,701
Total	$607,823	$434,160	$1,041,983
________________________________________________________
(1)Please read Note 8—Inventory Financing Agreements for further information.
(2)Includes $193.2 million and $258.2 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of March 31, 2023 and December 31, 2022, respectively. RINs and environmental credit obligations of $346.7 million and $549.8 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, there was no reserve for the lower of cost or net realizable value of inventory. As of March 31, 2023 and December 31, 2022, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $37.0 million and $46.4 million, respectively.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Collateral posted with broker for derivative instruments (1)	$18,869	$40,788
Billings Acquisition deposit (2)	30,000	30,000
Prepaid insurance	10,528	15,639
Other	16,730	5,616
Total	$76,127	$92,043
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.
(2)Please read Note 4—Acquisitions for further information.
Note 8—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	March 31, 2023	December 31, 2022
Supply and Offtake Agreement	$646,536	$732,511
Washington Refinery Intermediation Agreement	225,026	160,554
Obligations under inventory financing agreements	$871,562	$893,065
Supply and Offtake Agreement
Under the Second Amended and Restated Supply and Offtake Agreement (as amended, the “Supply and Offtake

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

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
Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021 and 2022, we entered into multiple contracts to fix certain market fees for the period from January 2022 through May 2022 for $8.7 million. In 2023, we did not enter into any contracts to fix market fees related to our Supply and Offtake Agreement. We had no fixed market fees due to or from J. Aron as of March 31, 2023 and December 31, 2022. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We did not recognize any fixed market fees for the three months ended March 31, 2023. We recognized fixed market fees of $7.3 million for the three months ended March 31, 2022, which were included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
Washington Refinery Intermediation Agreement
The Washington Refinery Intermediation Agreement with Merrill Lynch Commodities, Inc. (“MLC”) provides a structured financing arrangement based on U.S. Oil & Refining Co. and certain affiliated entities’ crude oil and refined products inventories and associated accounts receivable. On March 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to advance the term expiry date from December 21, 2022 to March 31, 2023. On May 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to increase the maximum borrowing capacity under the MLC receivable advances from $90 million to $115 million. On August 11, 2022, we and MLC entered into an amendment to the Washington Refinery Intermediation Agreement to establish the adjusted three-month term Secured Overnight Financing Rate ("SOFR") as the benchmark rate in replacement of the London Interbank Offered Rate ("LIBOR") and revise certain other terms and conditions. On November 2, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through March 31, 2024 and reduce the maximum borrowing capacity to $110 million. On February 28, 2023, we and MLC amended the Washington Refinery Intermediation Agreement to facilitate entry into the Term Loan Credit Agreement.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	March 31, 2023	December 31, 2022
Discretionary Draw Facility
Outstanding borrowings (1)	$186,965	$204,843
Borrowing capacity	186,965	204,843
MLC receivable advances
Outstanding borrowings (1)	96,886	56,601
Borrowing capacity	96,886	56,601

J. Aron payment undertaking obligations	—	—
MLC issued letters of credit	94,440	115,001

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

______________________________________________________
(1)Borrowings outstanding under the Discretionary Draw Facility and MLC receivable advances are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the borrowings outstanding under these arrangements are included within Cash flows from financing activities on the condensed consolidated statements of cash flows.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended March 31,
	2023	2022
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$13,999	$10,923
Interest expense and financing costs, net	1,725	1,244
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$750
Interest expense and financing costs, net	2,659	1,954
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $2.4 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 11—Derivatives for further information.
Note 9—Other Accrued Liabilities

Other accrued liabilities at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and other employee benefits	$11,519	$27,815
Gross environmental credit obligations (1)	346,683	549,791
Other	51,948	62,888
Total	$410,150	$640,494
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of March 31, 2023 and December 31, 2022. Please read Note 12—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $193.2 million and $258.2 million as of March 31, 2023 and December 31, 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2023	December 31, 2022
ABL Credit Facility due 2025	$—	$—
Term Loan Credit Agreement due 2030	550,000	—
7.75% Senior Secured Notes due 2025	—	281,000
Term Loan B due 2026	—	203,125
12.875% Senior Secured Notes due 2026	—	31,314
Principal amount of long-term debt	550,000	515,439
Less: unamortized discount and deferred financing costs	(15,679)	(9,907)
Total debt, net of unamortized discount and deferred financing costs	534,321	505,532
Less: current maturities, net of unamortized discount and deferred financing costs	(3,747)	(10,956)
Long-term debt, net of current maturities	$530,574	$494,576
As of March 31, 2023 and December 31, 2022, we had $13.9 million and $19.5 million, respectively, in letters of credit outstanding under the loan and security agreements with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Credit Facility”). We had $6.0 million in cash-collateralized letters of credit and surety bonds outstanding as of March 31, 2023 and December 31, 2022 under agreements with MLC and under certain other facilities.

    Under the ABL Credit Facility and the Term Loan Credit Agreement due 2030, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility
Under the ABL Credit Facility, we have a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On February 2, 2022, Par Petroleum, LLC, Par Hawaii, LLC (“PHL”), Hermes Consolidated, LLC, and Wyoming Pipeline Company, LLC (collectively, the “ABL Borrowers”), entered into the Amended and Restated Loan and Security Agreement (as amended from time to time, the “ABL Loan Agreement”) dated as of February 2, 2022, with certain lenders and Bank of America, N.A., which amended and restated the Loan and Security Agreement dated as of December 21, 2017, in its entirety. The ABL Loan Agreement increased the maximum principal amount of the ABL Revolver at any time outstanding from $85 million to $105 million, subject to a borrowing base, including a sublimit of $15 million for swingline loans and a sublimit of $65 million for the issuance of standby or commercial letters of credit, extended the maturity date of the ABL Revolver to February 2, 2025, and modified the ABL Revolver interest rate definitions to be based on the secured SOFR as administered by the Federal Reserve Bank of New York, among other modifications. The ABL Loan Agreement also included an accordion feature that would allow the ABL Borrowers to increase the size of the facility by up to $50 million in the aggregate, subject to certain limitations and conditions.
On March 30, 2022, the ABL Loan Agreement was amended to exercise the accordion feature of the ABL Loan Agreement. Under the amendment, the aggregate revolving commitments under the ABL Loan Agreement increased from $105 million to $142.5 million and the available increase under the accordion feature decreased to $12.5 million, subject to certain limitations and conditions.
As of March 31, 2023, the ABL Revolver had no outstanding revolving loans, $13.9 million in letters of credit outstanding, and a borrowing base of approximately $103.0 million. On April 26, 2023, we terminated the ABL Revolver and entered into a new ABL Credit Agreement. Please read Note 19—Subsequent Events for further information about the ABL Credit Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). Pursuant to the Term Loan Credit Agreement, the Lenders made an initial senior secured term loan in the principal amount of $550.0 million at a price equal to 98.5% of its face value. The initial loan bears interest at SOFR, as defined below. The net proceeds were used to refinance our existing Term Loan B Facility and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and any remaining net proceeds are expected to be used for general corporate purposes. We recognized an aggregate of $2.8 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three months ended March 31, 2023.
The Term Loan Credit Agreement bears interest at a fluctuating rate per annum equal to either a SOFR rate or base rate “Base Rate”, provided that the Base Rate shall not be below 1.5%, as defined in the Term Loan Credit Agreement. The SOFR rate and Base Rate definitions are summarized below:

SOFR Rate loan	Secured overnight financing rate plus the applicable margin of 4.250% per annum with a stepdown in the applicable margin of 0.25% in the event the Company’s credit rating is upgraded to Ba3/BB-,
Base Rate loan	A per annum rate plus the applicable margin of 3.250%. The base rate is the greatest of:
•	a rate as calculated by the Federal Reserve Bank of New York based on such day’s federal funds transactions by depository institutions (“Federal Funds Rate”) for such day, plus 0.5%;
•	a rate equal to adjusted term SOFR for a one month interest period as of such day plus 1.0%; or
•	a rate as announced by Wells Fargo (the “Prime Rate”).
The Term Loan Credit Agreement requires quarterly payments of $1.4 million on the last business day of each March, June, September and December, commencing on June 30, 2023, with the balance due upon maturity. The Term Loan Credit Agreement matures on February 28, 2030.
7.75% Senior Secured Notes due 2025
On February 28, 2023, we repurchased and cancelled $260.6 million in aggregate principal amount of the 7.75% Senior Secured Notes at a repurchase price of 102.120% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 7.75% Senior Secured Notes at a repurchase price of 101.938% of the aggregate principal amount repurchased. In connection with the termination of the 7.75% Senior Secured Notes, we recognized debt extinguishment costs of $5.9 million associated with debt repurchase premiums and $3.4 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three months ended March 31, 2023. Our 7.75% Senior Secured Notes bore interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and were due to mature on December 15, 2025.
Term Loan B Facility due 2026
On February 28, 2023, we terminated and repaid all amounts outstanding under the Term Loan B Facility. We recognized debt extinguishment costs of $1.7 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three months ended March 31, 2023. The Term Loan B Facility bore interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. In addition to the quarterly interest payments, the Term Loan B Facility required quarterly principal payments of $3.1 million. The Term Loan B Facility was due to mature on January 11, 2026.
12.875% Senior Secured Notes due 2026
On February 28, 2023, we repurchased and cancelled $29 million in aggregate principal amount of the 12.875% Senior Secured Notes at a repurchase price of 109.044% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 12.875% Senior Secured Notes at a repurchase price of 108.616% of the aggregate principal amount repurchased. In connection with the termination of the 12.875% Senior Secured Notes, we recognized debt extinguishment costs of $2.8 million associated with debt repurchase premiums and $1.1 million associated

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three months ended March 31, 2023. The 12.875% Senior Secured Notes bore interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021) and were due to mature on January 15, 2026.

Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2023, we were in compliance with all of our debt instruments.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) and became automatically effective on February 14, 2022 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750.0 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have excluded the summarized financial information for the Guarantor Subsidiaries as the assets and results of operations of the Company and the Guarantor Subsidiaries are not materially different than the corresponding amounts presented on our consolidated financial statements.
Note 11—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 12—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
Our open futures and over-the-counter (“OTC”) swaps at March 31, 2023, will settle by June 2024. At March 31, 2023, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	51,364	(51,873)	(509)
Swaps	1,047	(3,028)	(1,981)
Total	52,411	(54,901)	(2,490)
At March 31, 2023, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of March 31, 2023:

Average barrels per month	125,000
Weighted-average strike price - floor (in dollars)	$67.08
Weighted-average strike price - ceiling (in dollars)	$91.20
Earliest commencement date	April 2023
Furthest expiry date	December 2023
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan Credit Agreement, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2023 and December 31, 2022, we did not hold any interest rate derivative instruments.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2023 and December 31, 2022, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2023	December 31, 2022
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$7,835	$495
Commodity derivatives	Other accrued liabilities	(2,047)	(10,989)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	1,224	(12,156)
MLC terminal obligation derivative	Obligations under inventory financing agreements	(7,203)	14,435
_________________________________________________________
(1)Does not include cash collateral of $18.9 million and $40.8 million recorded in Prepaid and other current assets as of March 31, 2023 and December 31, 2022, respectively, and $9.5 million in Other long-term assets as of both March 31, 2023 and December 31, 2022.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2023	2022
Commodity derivatives	Cost of revenues (excluding depreciation)	$(624)	$(18,454)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	13,380	(43,269)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(17,023)	(64,396)
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average premium of $11.67, and range from a discount of $8.99 per barrel to a premium of $53.79 per barrel as of March 31, 2023. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at March 31, 2023, or December 31, 2022. Please read Note 11—Derivatives for further information on derivatives.
Gross Environmental credit obligations
Estimates of our gross environmental credit obligations are based on the amount of RINs or other environmental credits required to comply with U.S. Environmental Protection Agency (“EPA”) and the State of Washington’s regulations and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

the market prices of those RINs or other environmental credits as of the end of the reporting period. The gross environmental credit obligations are classified as Level 2 instruments as we obtain the pricing inputs for our RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 14—Commitments and Contingencies for further information on the EPA and the State of Washington’s regulations related to greenhouse gases.
Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2023 and December 31, 2022, are presented gross in the tables below (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$180,862	$9,327	$—	$190,189	$(182,354)	$7,835

Liabilities
Commodity derivatives	$(180,397)	$(4,004)	$—	$(184,401)	$182,354	$(2,047)
J. Aron repurchase obligation derivative	—	—	1,224	1,224	—	1,224
MLC terminal obligation derivative	—	—	(7,203)	(7,203)	—	(7,203)
Gross environmental credit obligations (2)	—	(346,683)	—	(346,683)	—	(346,683)
Total liabilities	$(180,397)	$(350,687)	$(5,979)	$(537,063)	$182,354	$(354,709)

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$161,541	$8,369	$—	$169,910	$(169,415)	$495

Liabilities
Commodity derivatives	$(172,529)	$(7,875)	$—	$(180,404)	$169,415	$(10,989)
J. Aron repurchase obligation derivative	—	—	(12,156)	(12,156)	—	(12,156)
MLC terminal obligation derivative	—	—	14,435	14,435	—	14,435
Gross environmental credit obligations (2)	—	(549,791)	—	(549,791)	—	(549,791)
Total liabilities	$(172,529)	$(557,666)	$2,279	$(727,916)	$169,415	$(558,501)
_________________________________________________________
(1)Does not include cash collateral of $28.4 million and $50.3 million as of March 31, 2023 and December 31, 2022, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $193.2 million and $258.2 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of March 31, 2023 and December 31, 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, at beginning of period	$2,279	$(37,321)
Settlements	(4,615)	92,308
Total losses included in earnings (1)	(3,643)	(107,665)
Balance, at end of period	$(5,979)	$(52,678)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
Term Loan Credit Agreement due 2030 (1)	534,321	539,715

	December 31, 2022
	Carrying Value	Fair Value
ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	277,137	276,785
Term Loan B Facility due 2026 (1)	198,268	201,094
12.875% Senior Secured Notes due 2026 (1)	30,127	34,029
_________________________________________________________
(1)The fair value measurements of the Term Loan Credit Agreement, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurement of the ABL Credit Facility is considered a Level 3 measurement in the fair value hierarchy.
The fair value of the Term Loan Credit Agreement, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy because the Term Loan Credit Agreement, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes may not be actively traded.
The carrying value of our ABL Credit Facility was determined to approximate fair value as of March 31, 2023. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities as of March 31, 2023 and December 31, 2022 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Finance	Property, plant, and equipment	$21,881	$21,150
Finance	Accumulated amortization	(10,781)	(10,308)
Finance	Property, plant, and equipment, net	$11,100	$10,842
Operating	Operating lease right-of-use assets	341,292	350,761
Total right-of-use assets		$352,392	$361,603

Liabilities
Current
Finance	Other accrued liabilities	$1,717	$1,782
Operating	Operating lease liabilities	66,529	66,081
Long-term
Finance	Finance lease liabilities	6,670	6,311
Operating	Operating lease liabilities	281,471	292,701
Total lease liabilities		$356,387	$366,875
The following table summarizes the weighted-average lease terms and discount rates of our leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Finance	5.69	5.60
Operating	9.06	9.00
Weighted-average discount rate
Finance	7.47%	7.38%
Operating	7.06%	7.10%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost (income) type	2023	2022
Finance lease cost
Amortization of finance lease ROU assets	$473	$484
Interest on lease liabilities	147	161
Operating lease cost	23,869	22,254
Variable lease cost	1,442	1,246
Short-term lease cost	2,627	986
Net lease cost	$28,558	$25,131

Operating lease income (1)	$(3,427)	$(846)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2023	2022
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$461	$482
Operating cash flows from finance leases	141	161
Operating cash flows from operating leases	25,015	19,394
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	731	594
ROU assets obtained in exchange for new operating lease liabilities	8,380	10,678
ROU assets terminated in exchange for release from operating lease liabilities	—	1,029
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2023 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2023 (1)	$1,734	$68,943	$70,677
2024	1,999	75,514	77,513
2025	1,994	51,357	53,351
2026	1,526	46,264	47,790
2027	1,298	44,066	45,364
2028	535	41,179	41,714
Thereafter	1,402	122,666	124,068
Total lease payments	10,488	449,989	460,477
Less amount representing interest	(2,101)	(101,989)	(104,090)
Present value of lease liabilities	$8,387	$348,000	$356,387
_________________________________________________________
(1)Represents the period from April 1, 2023 to December 31, 2023.
Additionally, we have $3.8 million and $12.4 million in future undiscounted cash flows for finance and operating leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries, and investigations that arise in the ordinary course of business. For example, during the first quarter of 2022 we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil that occurred between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we appealed in November 2022. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2023, we have accrued $14.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Washington Climate Commitment Act and Clean Fuel Standard
In 2021, the Washington legislature passed the Climate Commitment Act (“Washington CCA”), which established a cap and invest program designed to significantly reduce greenhouse gas emissions. Rules implementing the Washington CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. The Washington CCA became effective in January 2023 and the first auction for emissions allowances took place in February 2023. Additionally, a low carbon fuel standard (the “Clean Fuel Standard”) that limits carbon in transportation fuels and enables certain producers to buy or sell credits was also signed into law and became effective in 2023. We will be required to purchase compliance credits or allowances if we are unable to reduce emissions at our Tacoma refinery or reduce the amount of carbon in the transportation fuels we sell in Washington, which could have a material impact on our financial condition, results of operations, or cash flows.
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline or by purchasing renewable credits, referred to as RINs, to maintain compliance. For additional information, please read Item 1. — Business — Environmental Regulations on our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, our estimate of the renewable volume obligation

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

(“RVO”) liability for the 2020 and 2022 compliance years is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022. Our RVO liability for the 2023 compliance year is based on the RFS volumetric requirements that were proposed on December 1, 2022. During the three months ended March 31, 2023, we settled a portion of our 2020 and all of our 2021 RVO liabilities, which resulted in a gain of $94.7 million associated with the difference between the carrying value of the RINs retired and the market value of the RVO settled. This gain is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
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
As of March 31, 2023, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 15—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. During the three months ended March 31, 2022, 362 thousand shares were repurchased under this share repurchase program for $5 million. During the three months ended March 31, 2023, no shares were repurchased under this share repurchase program. As of March 31, 2023, there was $43.5 million of authorization remaining under this share repurchase program.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted Stock Awards	$1,395	$1,749
Restricted Stock Units	508	673
Stock Option Awards	414	1,236
The following table summarizes our grant activity related to our stock based incentive plan during the period, including the number of granted shares, options, awards, or units; the fair value as of the grant date; total unrecognized compensation costs as of the period end; and the weighted-average period in years over which the compensation costs are expected to be recognized (in thousands except weighted average period):

	Three Months Ended March 31, 2023
	Awards granted	Fair value	Unrecognized compensation costs	Weighted average period
Restricted Stock Awards and Restricted Stock Units	303	$8,269	$15,432	1.8 years
Stock Option Awards (1)	—	—	3,297	1.7 years
Performance Restricted Stock Units (2)	90	2,476	2,968	2.6 years
_________________________________________________________
(1)There were no stock option awards granted for the period.
(2)Performance restricted stock units are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors.
Note 16—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$237,890	$(137,051)
Plus: Net income effect of convertible securities	—	—
Numerator for diluted income (loss) per common share	$237,890	$(137,051)

Basic weighted-average common stock shares outstanding	60,111	59,413
Plus: dilutive effects of common stock equivalents (1)	936	—
Diluted weighted-average common stock shares outstanding	61,047	59,413

Basic income (loss) per common share	$3.96	$(2.31)
Diluted income (loss) per common share	$3.90	$(2.31)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	187	942
Shares of stock options	—	2,405

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

_________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss per common share for the three months ended March 31, 2022.
Note 17—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2023 and December 31, 2022.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of March 31, 2023 and December 31, 2022.
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
Note 18—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,615,412	$52,388	$135,572	$(118,163)	$1,685,209
Cost of revenues (excluding depreciation)	1,277,670	31,299	98,228	(118,177)	1,289,020
Operating expense (excluding depreciation)	58,882	3,447	20,791	—	83,120
Depreciation and amortization	15,723	5,034	3,079	524	24,360
General and administrative expense (excluding depreciation)	—	—	—	19,286	19,286
Acquisition and integration costs	—	—	—	5,271	5,271
Par West redevelopment and other costs	—	—	—	2,750	2,750
Operating income (loss)	$263,137	$12,608	$13,474	$(27,817)	$261,402
Interest expense and financing costs, net					(16,250)
Debt extinguishment and commitment costs					(17,720)
Other expense, net					(35)
Equity earnings from Laramie Energy, LLC					10,706
Income before income taxes					238,103
Income tax expense					(213)
Net income					$237,890

Capital expenditures	$7,654	$881	$4,150	$528	$13,213

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2023 and 2022

Three Months Ended March 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,299,223	$42,461	$119,909	$(111,300)	$1,350,293
Cost of revenues (excluding depreciation)	1,343,915	23,749	93,842	(111,257)	1,350,249
Operating expense (excluding depreciation)	58,300	3,773	19,331	—	81,404
Depreciation and amortization	15,333	5,087	2,691	669	23,780
General and administrative expense (excluding depreciation)	—	—	—	15,893	15,893
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$(118,325)	$9,852	$4,045	$(16,668)	$(121,096)
Interest expense and financing costs, net					(16,394)
Other income, net					2
Loss before income taxes					(137,488)
Income tax benefit					437
Net loss					$(137,051)

Capital expenditures	$12,829	$1,733	$1,581	$190	$16,333
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $118.2 million and $111.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 19—Subsequent Events
Asset-Based Revolving Credit Agreement
On April 26, 2023, we entered into an Asset-Based Revolving Credit Agreement (as amended from time to time, the “ABL Credit Agreement”) with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, providing for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $150 million. and allows for an increase up to $450 million in conjunction with the planned Billings Acquisition (together, the “Facilities”). Initially the ABL Credit Agreement permits the issuance of letters of credit of up to $65 million, with an increase to $250 million in conjunction with the Billings Acquisition. The ABL Credit Agreement allows us to request an increase in the commitment under the Facilities of up to $250 million. The Facilities will mature and the commitments thereunder will terminate five years after the Closing Date and are secured by a first priority lien over certain of our assets and other personal property, subject to certain customary exceptions.
The interest rates applicable to borrowings under the Facilities are based on a fluctuating rate of interest measured by reference to either, at the our option, (i) a base rate, plus an applicable margin, or (ii) a Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The initial applicable margin for borrowings under the Facilities is 0.50% per annum with respect to base rate borrowings and 1.50% per annum with respect to SOFR borrowings, and the applicable margin for such borrowings after June 30, 2023 will be based on the our quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% per annum to 0.75% per annum with respect to base rate borrowings and from 1.25% per annum to 1.75% per annum with respect to SOFR borrowings. We will also pay a de minimis fee for any undrawn amounts available under the ABL Credit Agreement.
The ABL Credit Agreement includes certain customary affirmative and negative covenants, including a minimum financial coverage fixed charge coverage ratio and a minimum Borrower Group Fixed Charge Coverage Ratio. In addition, the covenants limit the our ability and the ability of our restricted subsidiaries to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers, or consolidations, engage in certain hedging transactions, and pay dividends and other restricted payments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
    Our business is organized into three primary segments:
1) Refining - We own and operate three refineries with total operating throughput capacity of 155 Mbpd in Hawaii, Wyoming, and Washington.
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
As of March 31, 2023, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado.
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
Recent Events Affecting Comparability of Periods
The crude oil market stabilized in the first quarter of 2023 as compared to the volatility noted in the first quarter of 2022. The price of crude oil held relatively steady in the first quarter of this year. The U.S. Energy Administration (“EIA”) in its April 2023 short term energy outlook is forecasting average Brent crude oil pricing of $85 per barrel in 2023, reflecting the Organization of the Petroleum Exporting Countries (“OPEC”) crude oil production cut of 1.2 MMbpd through the end of 2023, as announced on April 3, 2023. Global crude oil demand is forecasted to rise by 1.4 billion bpd in 2023. The financial results reported in this Quarterly Report on Form 10-Q continue to reflect the rebounding demand driven by decreasing COVID-19 pandemic related demand suppression in the regions in which we operate. Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.
Results of Operations
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net Income (Loss). Our financial results for the first quarter of 2023 improved from a net loss of $137.1 million for the three months ended March 31, 2022 to net income of $237.9 million for the three months ended March 31, 2023. The increase was primarily driven by higher operating income of $385.2 million including a $94.7 million gain on settlement of RIN obligations and a $10.7 million distribution from Laramie Energy, partially offset by $17.7 million of costs related to our 2023 debt repayments. Please read the discussions of segment results and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2023, Adjusted EBITDA was $167.6 million compared to $12.4 million for the three months ended March 31, 2022. The increase was primarily related to an increase of $148.2 million in our refining segment and an increase of $9.9 million in our retail segment. Please read the discussion of segment results below for additional information.
For the three months ended March 31, 2023, Adjusted Net Income was $137.5 million compared to an Adjusted Net Loss of $27.4 million for the three months ended March 31, 2022. The improvement was primarily related to the factors described above for the increase in Adjusted EBITDA as well as our receipt of a $10.7 million distribution from Laramie Energy.

The following tables summarize our consolidated results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues	$1,685,209	$1,350,293	$334,916	25%
Cost of revenues (excluding depreciation)	1,289,020	1,350,249	(61,229)	(5)%
Operating expense (excluding depreciation)	83,120	81,404	1,716	2%
Depreciation and amortization	24,360	23,780	580	2%
General and administrative expense (excluding depreciation)	19,286	15,893	3,393	21%
Acquisition and integration costs	5,271	63	5,208	8,267%
Par West redevelopment and other costs	2,750	—	2,750	NM (1)
Total operating expenses	1,423,807	1,471,389
Operating income (loss)	261,402	(121,096)
Other income (expense)
Interest expense and financing costs, net	(16,250)	(16,394)	144	(1)%
Debt extinguishment and commitment costs	(17,720)	—	(17,720)	NM (1)
Other income (expense), net	(35)	2	(37)	(1,850)%
Equity earnings (losses) from Laramie Energy, LLC	10,706	—	10,706	NM (1)
Total other expense, net	(23,299)	(16,392)
Income (loss) before income taxes	238,103	(137,488)
Income tax benefit (expense)	(213)	437	(650)	(149)%
Net income (loss)	$237,890	$(137,051)
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2023 and 2022 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,615,412	$52,388	$135,572	$(118,163)	$1,685,209
Cost of revenues (excluding depreciation)	1,277,670	31,299	98,228	(118,177)	1,289,020
Operating expense (excluding depreciation)	58,882	3,447	20,791	—	83,120
Depreciation and amortization	15,723	5,034	3,079	524	24,360
General and administrative expense (excluding depreciation)	—	—	—	19,286	19,286
Acquisition and integration costs	—	—	—	5,271	5,271
Par West redevelopment and other costs	—	—	—	2,750	2,750
Operating income (loss)	$263,137	$12,608	$13,474	$(27,817)	$261,402

Three months ended March 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,299,223	$42,461	$119,909	$(111,300)	$1,350,293
Cost of revenues (excluding depreciation)	1,343,915	23,749	93,842	(111,257)	1,350,249
Operating expense (excluding depreciation)	58,300	3,773	19,331	—	81,404
Depreciation and amortization	15,333	5,087	2,691	669	23,780
General and administrative expense (excluding depreciation)	—	—	—	15,893	15,893
Acquisition and integration costs	—	—	—	63	63
Operating income (loss)	$(118,325)	$9,852	$4,045	$(16,668)	$(121,096)
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $118.2 million and $111.3 million for the three months ended March 31, 2023 and 2022, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Total Refining Segment
Feedstocks Throughput (Mbpd)	132.8	118.2
Refined product sales volume (Mbpd)	149.1	122.3

Hawaii Refinery
Feedstocks Throughput (Mbpd)	76.3	82.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.8%	25.2%
Distillates	39.1%	41.1%
Fuel oils	29.3%	29.3%
Other products	1.7%	0.4%
Total yield	96.9%	96.0%

Refined product sales volume (Mbpd)
On-island sales volume	90.4	78.0
Exports sales volume	—	—
Total refined product sales volume	90.4	78.0

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$19.11	$3.52
Production costs per bbl ($/throughput bbl) (2)	4.54	4.38
D&A per bbl ($/throughput bbl)	0.73	0.66

Washington Refinery
Feedstocks Throughput (Mbpd)	39.6	20.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%	24.9%
Distillates	34.5%	33.5%
Asphalt	18.5%	17.4%
Other products	19.2%	20.9%
Total yield	95.8%	96.7%

Refined product sales volume (Mbpd)	40.7	29.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$11.07	$1.34
Production costs per bbl ($/throughput bbl) (2)	4.25	7.35
D&A per bbl ($/throughput bbl)	1.81	3.29

	Three Months Ended March 31,
	2023	2022
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.9	15.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.5%	50.3%
Distillates	46.0%	43.1%
Fuel oils	2.4%	2.4%
Other products	0.8%	1.4%
Total yield	96.7%	97.2%

Refined product sales volume (Mbpd)	18.0	14.8

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$27.54	$25.73
Production costs per bbl ($/throughput bbl) (2)	7.41	8.00
D&A per bbl ($/throughput bbl)	2.78	3.24

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$21.22	$16.21
RVO Adjusted Pacific Northwest 3-1-1-1 (4)	25.30	22.66
RVO Adjusted USGC 3-2-1 (5)	26.55	18.24

Crude Oil Prices (average $ per barrel)
Brent	$82.10	$97.90
WTI	75.99	95.01
ANS (6)	79.01	96.13
Bakken Clearbrook (6)	79.14	95.84
WCS Hardisty (6)	56.67	79.90
Brent M1-M3	0.52	4.13
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. The definition of Adjusted Gross Margin was modified beginning with the financial results reported for the second quarter in fiscal year 2022. We have recast Adjusted Gross Margin for prior periods when reported to conform to the modified presentation. Please see discussion of Adjusted Gross Margin below.
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
(4)We believe the RVO Adjusted Pacific Northwest 3-1-1-1 (or three barrels of WTI crude oil converted into one barrel of Pacific Northwest gasoline, one barrel of Pacific Northwest ULSD and one barrel of USGC VGO, less 100% of the RVO cost for gasoline and ULSD) is the most representative market indicator for our operations in Washington with improved historical correlations to our reported adjusted gross margin compared to prior reported indices.

(5)We believe the RVO Adjusted USGC 3-2-1 (or three barrels of WTI crude oil converted into two barrels of USGC gasoline and one barrel of USGC ULSD, less 100% of the RVO cost) is the most representative market indicator for our operations in Wyoming with improved historical correlations to our reported adjusted gross margin compared to prior reported indices.
(6)Crude pricing has been updated to reflect simple averages of outright prices during the relevant period.

Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Retail Segment
Retail sales volumes (thousands of gallons)	27,123	24,908
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
Beginning with financial results reported for the second quarter of 2022, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude the mark-to-market losses (gains) associated with our net RINs liability. Beginning with financial results reported for periods in fiscal year 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude the mark-to-market losses (gains) associated with our net obligation related to the Washington Climate Commitment Act and Clean Fuel Standard effective beginning in 2023. These modifications were made to better reflect our operating performance and to improve comparability between periods.
Beginning with financial results reported for periods in fiscal year 2023, Adjusted Net Income (loss) and Adjusted EBITDA also exclude the redevelopment and other costs for our Par West facility, which was shut down in 2020. This modification improves comparability between periods by excluding expenses incurred in connection with the strategic redevelopment of this non-operating facility. We have recast Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA for prior periods when reported to conform to the modified presentation.
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
•Environmental obligation mark-to-market adjustment (which represents the income statement effect of reflecting our Renewable Identification Numbers (“RINs”) liability on a net basis; this adjustment also includes the mark-to-market losses (gains) associated with our net RINs liability and our net obligation associated with the Washington Climate Commitment Act and Clean Fuel Standard); and
•unrealized loss (gain) on derivatives.

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2023	Refining	Logistics	Retail
Operating income	$263,137	$12,608	$13,474
Operating expense (excluding depreciation)	58,882	3,447	20,791
Depreciation and amortization	15,723	5,034	3,079
Inventory valuation adjustment	20,858	—	—
Environmental obligation mark-to-market adjustments	(133,301)	—	—
Unrealized gain on derivatives	(13,670)	—	—
Adjusted Gross Margin (1)	$211,629	$21,089	$37,344

Three months ended March 31, 2022	Refining	Logistics	Retail
Operating income (loss)	$(118,325)	$9,852	$4,045
Operating expense (excluding depreciation)	58,300	3,773	19,331
Depreciation and amortization	15,333	5,087	2,691
Inventory valuation adjustment	80,653	—	—
Environmental obligation mark-to-market adjustments	11,302	—	—
Unrealized loss on derivatives	15,452	—	—
Adjusted Gross Margin (1)	$62,715	$18,712	$26,067
____________________________________________________________________________
(1)For the three months ended March 31, 2023 and 2022, there was no impairment expense, loss (gain) on sale of assets, or LIFO liquidation adjustment recorded in Operating income (loss).

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
•Environmental obligation mark-to-market adjustments (which represents the income statement effect of reflecting our Renewable Identification Numbers (“RINs”) liability on a net basis; this adjustment also includes the mark-to-market losses (gains) associated with our net RINs liability and our net obligation associated with the Washington Climate Commitment Act and Clean Fuel Standard);
•unrealized (gain) loss on derivatives;
•acquisition and integration costs;
•redevelopment and other costs related to Par West;
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
    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$237,890	$(137,051)
Inventory valuation adjustment	20,858	80,653
Environmental obligation mark-to-market adjustments	(133,301)	11,302
Unrealized loss (gain) on derivatives	(13,670)	15,452
Acquisition and integration costs	5,271	63
Par West redevelopment and other costs	2,750	—
Debt extinguishment and commitment costs	17,720	—
Severance costs	—	2,228
Adjusted Net Income (Loss) (1)	137,518	(27,353)
Depreciation and amortization	24,360	23,780
Interest expense and financing costs, net	16,250	16,394
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	(10,706)	—
Income tax expense (benefit)	213	(437)
Adjusted EBITDA (1)	$167,635	$12,384
________________________________________
(1)For the three months ended March 31, 2023 and 2022, there was no LIFO liquidation adjustment, change in value of contingent consideration, change in value of common stock warrants, (gain) loss on sale of assets, change in valuation allowance or other deferred tax items, impairment expense, impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, or our share of Laramie Energy’s unrealized loss (gain) on derivatives.

Factors Impacting Segment Results
Operating Income
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Refining. Operating income for our refining segment was $263.1 million for the three months ended March 31, 2023, an increase of $381.4 million compared to a loss of $118.3 million for the three months ended March 31, 2022. The increase was primarily driven by:

•	an increase of $267.7 million related to improved crack spreads across all our refineries,
•
a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices that resulted in a decrease in expense of $170.4 million,

•
a decrease in consolidated environmental costs across all our refineries of $114.2 million, primarily associated with a gain of $94.7 million related to the settlements of a portion of our 2020 and all of our 2021 RVO liabilities, and

•	an increase of $38.5 million driven by a 38% increase in refined product sales at all our refineries, partially offset by:

•	an increase in purchased product costs of $137.0 million at our Hawaii refinery and
•	a decrease of $65.0 million related to an increase in crude oil differentials at our Hawaii refinery.
Logistics. Operating income for our logistics segment was $12.6 million for the three months ended March 31, 2023, an increase of $2.7 million compared to $9.9 million for the three months ended March 31, 2022. The increase is primarily due to higher third party revenues.
Retail. Operating income for our retail segment was $13.5 million for the three months ended March 31, 2023, an increase of $9.5 million compared to $4.0 million for the three months ended March 31, 2022. The increase was primarily due to a 43% increase in fuel margins related to higher gasoline prices in the three months ended March 31, 2023 compared to declining prices in the comparative period of 2022.
Adjusted Gross Margin
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Refining. For the three months ended March 31, 2023, our refining Adjusted Gross Margin was $211.6 million, an increase of $148.9 million compared to $62.7 million for the three months ended March 31, 2022. The increase was primarily driven by higher crack spreads partially offset by unfavorable purchased product costs as described in the refining operating income discussion above. Adjusted Gross Margin for the Hawaii refinery increased from $3.52 per barrel during the three months ended March 31, 2022 to $19.11 per barrel during the three months ended March 31, 2023. The improvement was primarily due to improved crack spreads and feedstock differentials, partially offset by unfavorable purchased product differentials. Adjusted Gross Margin for the Washington refinery increased by $9.73 per barrel primarily due to improved product crack spreads and a 38% increase in sales volumes due to prior year turnaround activity, partially offset by unfavorable environmental costs, driven by Washington CCA costs. Adjusted Gross Margin for the Wyoming refinery increased by $1.81 per barrel primarily due to favorable crack spreads partially offset by an unfavorable FIFO change of $20.0 million.
Logistics. For the three months ended March 31, 2023, our logistics Adjusted Gross Margin was $21.1 million, an increase of $2.4 million compared to $18.7 million for the three months ended March 31, 2022. The increase is primarily due to higher revenues from third party services.
Retail. For the three months ended March 31, 2023, our retail Adjusted Gross Margin was $37.3 million, an increase of $11.2 million compared to $26.1 million for the three months ended March 31, 2022. The increase was primarily due to a 43% increase in fuel margins related to higher gasoline prices in the three months ended March 31, 2023 compared to the comparable period in 2022.
Discussion of Consolidated Results
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenues. For the three months ended March 31, 2023, revenues were $1.7 billion, a $0.3 billion increase compared to $1.4 billion for the three months ended March 31, 2022. The increase was primarily due to an increase of $0.3 billion in third-party refining segment revenue as a result of an increase in average product crack spreads, and a 22% increase in refining sales volumes at all our refineries, partially offset by decreasing crude prices in the quarter. Average Brent crude oil prices decreased to $82.10 per barrel during the first quarter of 2023 compared to $97.90 per barrel during the first quarter of 2022, and average WTI crude oil prices decreased to $75.99 per barrel during the first quarter of 2023 compared to $95.01 per barrel during the first quarter of 2022. Please read our key operating statistics for further information. Revenues at our retail segment increased $15.7 million primarily due to a 4% increase in fuel prices.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2023, cost of revenues (excluding depreciation) was $1.3 billion, a decrease of $0.1 billion when compared to $1.4 billion for the three months ended March 31, 2022. The decrease was primarily driven by decreased crude oil prices as described above.

Operating Expense (Excluding Depreciation). For the three months ended March 31, 2023, operating expense (excluding depreciation) was $83.1 million, a $1.7 million increase when compared to $81.4 million for the three months ended March 31, 2022. The increase in operating expenses was primarily driven by higher utility and maintenance costs and increased employee costs.
Depreciation and Amortization. For the three months ended March 31, 2023, D&A was $24.4 million, relatively consistent with $23.8 million for the three months ended March 31, 2022.
General and Administrative Expense (Excluding Depreciation).  For the three months ended March 31, 2023, general and administrative expense (excluding depreciation) was $19.3 million, an increase of $3.4 million compared to $15.9 million for the three months ended March 31, 2022. The increase was primarily due to an increase in employee costs and outside services related to profit improvement projects.
Acquisition and Integration Expense. During the three months ended March 31, 2023, we incurred $5.3 million of acquisition and integration costs related to the Billings Acquisition. For the three months ended March 31, 2022, we recognized immaterial costs related to the Billings Acquisition. Please read Note 4—Acquisitions for further discussion.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2023, our interest expense and financing costs were $16.3 million, relatively consistent with $16.4 million for the three months ended March 31, 2022. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Debt Extinguishment and Commitment Costs. For the three months ended March 31, 2023 we incurred $17.7 million of debt extinguishment and commitment costs in connection with the refinancing of our long-term debt. Please read Note 10—Debt for further information.
Equity Earnings from Laramie Energy, LLC. On March 1, 2023, following a refinancing of certain debt, Laramie Energy, LLC, was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. There were no equity earnings from our investment in Laramie Energy, LLC, for the three months ended March 31, 2022. Please read Note 3—Investment in Laramie Energy, LLC for further discussion.
Income Taxes. For the three months ended March 31, 2023, we recorded income tax expense of $0.2 million primarily related to increased taxable income. For the three months ended March 31, 2022, we recorded an income tax benefit of $0.4 million primarily related to foreign taxes.
Consolidating Condensed Financial Information
On February 28, 2023, Par Petroleum, LLC (the “Issuer”) entered into the Term Loan Credit Agreement due 2030 with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Term Loan Credit Agreement was co-issued by Par Petroleum Finance Corp. (together with the Issuer, the “Issuers”), which has no independent assets or operations. The Term Loan Credit Agreement is guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and is guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC. The Term Loan Credit Agreement proceeds were used to refinance our existing Term Loan B Facility and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, all three of which had similar guarantees that were replaced by those on the Term Loan Credit Agreement.
The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts (which are all guarantors of the Term Loan Credit Agreement), (iii) the accounts of subsidiaries of the Parent that are not guarantors of the Term Loan Credit Agreement and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of March 31, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,149	$655,139	$28	$661,316
Restricted cash	332	3,670	—	4,002
Trade accounts receivable	—	277,369	331	277,700
Inventories	—	929,574	—	929,574
Prepaid and other current assets	3,218	73,240	(331)	76,127
Due from related parties	255,167	—	(255,167)	—
Total current assets	264,866	1,938,992	(255,139)	1,948,719
Property, plant, and equipment
Property, plant, and equipment	21,067	1,212,618	3,955	1,237,640
Less accumulated depreciation and amortization	(15,340)	(387,611)	(3,170)	(406,121)
Property, plant, and equipment, net	5,727	825,007	785	831,519
Long-term assets
Operating lease right-of-use assets	2,487	338,805	—	341,292
Investment in subsidiaries	719,947	—	(719,947)	—
Intangible assets, net	—	12,912	—	12,912
Goodwill	—	126,677	2,598	129,275
Other long-term assets	726	62,989	—	63,715
Total assets	$993,753	$3,305,382	$(971,703)	$3,327,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,747	$—	$3,747
Obligations under inventory financing agreements	—	871,562	—	871,562
Accounts payable	7,424	180,662	—	188,086
Accrued taxes	60	32,221	—	32,281
Operating lease liabilities	777	65,752	—	66,529
Other accrued liabilities	504	409,077	569	410,150
Due to related parties	93,964	138,030	(231,994)	—
Total current liabilities	102,729	1,701,051	(231,425)	1,572,355
Long-term liabilities
Long-term debt, net of current maturities	—	530,574	—	530,574
Finance lease liabilities	—	11,036	(4,366)	6,670
Operating lease liabilities	3,031	278,440	—	281,471
Other liabilities	—	83,794	(35,425)	48,369
Total liabilities	105,760	2,604,895	(271,216)	2,439,439
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	610	—	—	610
Additional paid-in capital	842,062	409,686	(409,686)	842,062
Accumulated earnings (deficit)	37,203	284,791	(284,791)	37,203
Accumulated other comprehensive income (loss)	8,118	6,010	(6,010)	8,118
Total stockholders’ equity	887,993	700,487	(700,487)	887,993
Total liabilities and stockholders’ equity	$993,753	$3,305,382	$(971,703)	$3,327,432

	As of December 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,547	$488,350	$28	$490,925
Restricted cash	331	3,670	—	4,001
Trade accounts receivable	—	252,816	69	252,885
Inventories	—	1,041,983	—	1,041,983
Prepaid and other current assets	2,229	89,883	(69)	92,043
Due from related parties	229,431	—	(229,431)	—
Total current assets	234,538	1,876,702	(229,403)	1,881,837
Property, plant, and equipment
Property, plant, and equipment	19,865	1,200,747	3,955	1,224,567
Less accumulated depreciation and amortization	(14,967)	(370,643)	(3,123)	(388,733)
Property, plant, and equipment, net	4,898	830,104	832	835,834
Long-term assets
Operating lease right-of-use assets	2,649	348,112	—	350,761
Investment in subsidiaries	487,943	—	(487,943)	—
Intangible assets, net	—	13,577	—	13,577
Goodwill	—	126,727	2,598	129,325
Other long-term assets	723	72,721	(4,131)	69,313
Total assets	$730,751	$3,267,943	$(718,047)	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,956	$—	$10,956
Obligations under inventory financing agreements	—	893,065	—	893,065
Accounts payable	4,176	147,219	—	151,395
Accrued taxes	47	32,052	—	32,099
Operating lease liabilities	787	65,294	—	66,081
Other accrued liabilities	511	639,396	587	640,494
Due to related parties	77,420	118,139	(195,559)	—
Total current liabilities	82,941	1,906,121	(194,972)	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	—	494,576	—	494,576
Finance lease liabilities	—	10,710	(4,399)	6,311
Operating lease liabilities	3,273	289,428	—	292,701
Other liabilities	—	46,922	1,510	48,432
Total liabilities	86,214	2,747,757	(197,861)	2,636,110
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	604	—	—	604
Additional paid-in capital	836,491	409,686	(409,686)	836,491
Accumulated earnings (deficit)	(200,687)	104,479	(104,479)	(200,687)
Accumulated other comprehensive income (loss)	8,129	6,021	(6,021)	8,129
Total stockholders’ equity	644,537	520,186	(520,186)	644,537
Total liabilities and stockholders’ equity	$730,751	$3,267,943	$(718,047)	$3,280,647

	Three Months Ended March 31, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,685,197	$12	$1,685,209

Operating expenses
Cost of revenues (excluding depreciation)	—	1,289,020	—	1,289,020
Operating expense (excluding depreciation)	—	83,120	—	83,120
Depreciation and amortization	373	23,939	48	24,360
Loss (gain) on sale of assets, net	—	—	—	—
General and administrative expense (excluding depreciation)	5,850	13,436	—	19,286
Acquisition and integration costs	5,271	—	—	5,271
Par West redevelopment and other costs	—	2,750	—	2,750
Total operating expenses	11,494	1,412,265	48	1,423,807

Operating income (loss)	(11,494)	272,932	(36)	261,402

Other income (expense)
Interest expense and financing costs, net	(8)	(16,333)	91	(16,250)
Debt extinguishment and commitment costs	—	(17,720)	—	(17,720)
Other income (expense), net	(7)	(27)	(1)	(35)
Equity earnings (losses) from subsidiaries	249,544	—	(249,544)	—
Equity earnings from Laramie Energy, LLC	—	—	10,706	10,706
Total other income (expense), net	249,529	(34,080)	(238,748)	(23,299)

Income (loss) before income taxes	238,035	238,852	(238,784)	238,103
Income tax benefit (expense) (1)	(145)	(58,540)	58,472	(213)
Net income (loss)	$237,890	$180,312	$(180,312)	$237,890

Adjusted EBITDA	$(5,857)	$173,481	$11	$167,635

	Three Months Ended March 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,350,280	$13	$1,350,293

Operating expenses
Cost of revenues (excluding depreciation)	—	1,350,249	—	1,350,249
Operating expense (excluding depreciation)	—	81,404	—	81,404
Depreciation and amortization	628	23,103	49	23,780
Loss (gain) on sale of assets, net	—	—	—	—
General and administrative expense (excluding depreciation)	4,178	11,715	—	15,893
Acquisition and integration costs	63	—	—	63
Total operating expenses	4,869	1,466,471	49	1,471,389

Operating income (loss)	(4,869)	(116,191)	(36)	(121,096)

Other income (expense)
Interest expense and financing costs, net	(5)	(16,483)	94	(16,394)
Other income (expense), net	(7)	9	—	2
Equity earnings (losses) from subsidiaries	(132,170)	—	132,170	—
Total other income (expense), net	(132,182)	(16,474)	132,264	(16,392)

Income (loss) before income taxes	(137,051)	(132,665)	132,228	(137,488)
Income tax benefit (expense) (1)	—	32,397	(31,960)	437
Net income (loss)	$(137,051)	$(100,268)	$100,268	$(137,051)

Adjusted EBITDA	$(3,834)	$16,205	$13	$12,384

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$237,890	$180,312	$(180,312)	$237,890
Inventory valuation adjustment	—	20,858	—	20,858
Environmental obligation mark-to-market adjustments	—	(133,301)	—	(133,301)
Unrealized loss (gain) on derivatives	—	(13,670)	—	(13,670)
Acquisition and integration costs	5,271	—	—	5,271
Par West redevelopment and other costs	—	2,750	—	2,750
Debt extinguishment and commitment costs	—	17,720	—	17,720
Severance costs	—	—	—	—
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	—	—
Depreciation and amortization	373	23,939	48	24,360
Interest expense and financing costs, net	8	16,333	(91)	16,250
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	(10,706)
Equity losses (income) from subsidiaries	(249,544)	—	249,544	—
Income tax expense (benefit)	145	58,540	(58,472)	213
Adjusted EBITDA (1)	$(5,857)	$173,481	$11	$167,635

	Three Months Ended March 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(137,051)	$(100,268)	$100,268	$(137,051)
Inventory valuation adjustment	—	80,653	—	80,653
Environmental obligation mark-to-market adjustments	—	11,302	—	11,302
Unrealized loss on derivatives	—	15,452	—	15,452
Acquisition and integration costs	63	—	—	63
Par West redevelopment and other costs	—	—	—	—
Debt extinguishment and commitment costs	—	—	—	—
Severance costs	351	1,877	—	2,228
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives	—	—	—	—
Depreciation and amortization	628	23,103	49	23,780
Interest expense and financing costs, net	5	16,483	(94)	16,394
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	132,170	—	(132,170)	—
Income tax expense (benefit)	—	(32,397)	31,960	(437)
Adjusted EBITDA (1)	$(3,834)	$16,205	$13	$12,384
________________________________________
(1)For the three months ended March 31, 2023 and 2022, there was no LIFO liquidation adjustment, change in value of contingent consideration, change in value of common stock warrants, (gain) loss on sale of assets, change in valuation allowance or other deferred tax items, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
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
Our liquidity position as of March 31, 2023 was $750.5 million and consisted of $744.3 million at Par Petroleum, LLC and subsidiaries, $6.1 million at Par Pacific Holdings, Inc., and $0.1 million at all our other subsidiaries.
As of March 31, 2023, we had access to the ABL Credit Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $661.3 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness. We expect to close the Billings Acquisition in the second quarter of 2023; please read Note 4—Acquisitions for further information. On April 26, 2023, we terminated the ABL Revolver and entered into a new ABL Credit Agreement. Please read Note 19—Subsequent Events for further information about the ABL Credit Agreement.
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
We may from time to time seek to retire or repurchase our common stock through cash purchases, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The Term Loan Credit Agreement may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50% or 25% depending on our consolidated year end secured net leverage ratio (as defined in the Term Loan Credit Agreement).

Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$139,095	$(7,685)
Net cash used in investing activities	(2,457)	(16,273)
Net cash provided by financing activities	33,754	52,611
Cash flows for the three months ended March 31, 2023
Net cash provided by operating activities for the three months ended March 31, 2023 was driven primarily by net income of $237.9 million, non-cash charges to operations and non-operating items of approximately $21.0 million, and net cash used for changes in operating assets and liabilities of approximately $119.8 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $24.4 million; and
•	debt commitment and extinguishment costs of $17.7 million;

partially offset by
•	unrealized gain on derivatives contracts of $13.7 million; and
•	gain of $10.7 million from our equity investment in Laramie Energy, LLC.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a decrease in gross environmental credit obligations primarily related to retirements of a portion of our 2020 and all our 2021 RVO liabilities across all our refineries, partially offset by increased obligations related to the Washington CCA and increased gross RVO primarily related to current period production volumes; and
•
net decreases in our inventories and accounts receivable resulting from retirements of RINs across all our refineries, lower crude oil and refined product prices and lower inventory volumes at our Hawaii refinery;

partially offset by
•	net increases in our inventory financing agreement obligations and accounts payable; and
•	decreases in prepaid and other expenses primarily driven by decreases in our derivative collateral.
Net cash used in investing activities for the three months ended March 31, 2023 consisted primarily of $13.2 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, including construction of a flagship retail store in Washington, improved crude processing equipment at our Hawaii refinery, co-processing unit at our Tacoma refinery, and various IT infrastructure improvements. This was partially offset by a $10.7 million cash distribution received from Laramie Energy, LLC.

Net cash provided by financing activities was approximately $33.8 million for the three months ended March 31, 2023 and consisted primarily of the following activities:

•	net borrowings of debt of $20.5 million primarily driven by the refinancing and consolidation of our debt,

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $22.4 million;

partially offset by
•	aggregate payments of $13.0 million of deferred loan costs and debt extinguishment costs, related to our debt refinancing.
Cash flows for the three months ended March 31, 2022
Net cash used in operating activities for the three months ended March 31, 2022, was driven primarily by a net loss of $137.1 million, offset by net cash provided by changes in operating assets and liabilities of approximately $85.9 million and non-cash charges to operations of approximately $43.4 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $23.8 million;
•	unrealized loss on derivatives contracts of $15.5 million; and
•	stock based compensation costs of $3.7 million.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable; and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices;

partially offset by:
•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery; and
•	$28.9 million in deferred turnaround costs primarily related to the 2022 turnaround at our Washington refinery.
Net cash used in investing activities for the three months ended March 31, 2022 consisted primarily of:

•
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

Net cash provided by financing activities was approximately $52.6 million for the three months ended March 31, 2022 and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $41.7 million;
•	net borrowings of debt of $18.1 million primarily driven by increased borrowings on the ABL Revolver;

partially offset by:
•	repurchases of common stock of $6.4 million.
Cash Requirements
There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, outside the ordinary course of business except as follows:
Debt Refinancing. On February 28, 2023, we entered into the Term Loan Credit Agreement. The proceeds were used to repurchase and cancel the then-outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and terminate and repay all amounts outstanding under the Term Loan B Facility. As a result of this refinancing, our debt maturity was extended from 2026 to 2030 and, using interest rates that were in effect at March 31, 2023, our estimated undiscounted future interest payments increased to $295 million. Please read Note 10—Debt for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the conflict between Russia and Ukraine and certain developments in the global crude oil markets on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about future events; the effects and timing of the closing of the acquisition of the ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”), the anticipated cash on hand and other financing sources for the Acquisition and the acquisition of the hydrocarbon inventory, the anticipated synergies and other benefits of the Acquisition, including renewable growth opportunities, the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2023 of 133 thousand barrels per day, would change annualized operating income by approximately $47.8 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at March 31, 2023, will settle by June 2024. Based on our net open positions at March 31, 2023, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $2.0 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2023, we consumed approximately 133 thousand barrels per day of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process during the three months ended March 31, 2023, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 11—Derivatives to our condensed consolidated financial statements for more information.
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
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with Washington’s Climate Commitment Act (“Washington CCA”) and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington CCA and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable.

Interest Rate Risk
As of March 31, 2023, we had $550.0 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on the three-month London Interbank Offered Rate (“LIBOR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.0 million and $7.4 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2023, we did not hold any open interest rate swaps.
We have one contracts that references LIBOR, which terminates after LIBOR is anticipated to cease being reported in 2023. Our facilities that currently reference LIBOR include transition language consistent with the scheduled transition. We do not expect the transition away from LIBOR to have a material impact on our financial condition, results of operations, or cash flows.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 14—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
There have been no material changes from the risks factors included under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility and Term Loan Credit Agreement our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2023:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2023	212	$22.37	—	$43,454,006
February 1 - February 28, 2023	80,405	26.82	—	43,454,006
March 1 - March 31, 2023	—	—	—	43,454,006
Total	80,617	$26.81	—
________________________________________________
(1)On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. Shares repurchased that were not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
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

10.1
Term Loan Credit Agreement, dated as of February 28, 2023, by and among Par Pacific Holdings, Inc., as Holdings, Par Petroleum, LLC and Par Petroleum Finance Corp., as the Borrowers, Wells Fargo Bank, National Association, as Administrative Agent and the lenders that are parties thereto, as the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023.

10.2
Thirtieth Amendment to First Lien ISDA 2002 Master Agreement entered into as of February 28, 2023, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2023.

10.3
Asset-Based Revolving Credit Agreement, dated as of April 26, 2023, by and among Par Pacific Holdings, Inc., as Holdings, Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Montana, LLC and Par Rocky Mountain Midstream, LLC, as Borrowers, Wells Fargo Bank, National Association, as Agent, Issuing Bank, and Swing Lender, the lenders party thereto, as the Lenders, and the other issuing banks party thereto, as Issuing Banks, and Wells Fargo Bank, National Association, Bank of America, N.A., Goldman Sachs Bank USA, MUFG Bank, LTD and Fifth Third Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2023.

10.4
Thirty-First Amendment to First Lien ISDA 2002 Master Agreement, entered into as of April 26, 2023, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2023.

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

Date: May 5, 2023