Form 10-Q
period 2023-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2023-08-09
CIK 821483

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
For the quarterly period ended June 30, 2023

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

61,067,032 shares of Common Stock, $0.01 par value, were outstanding as of August 4, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$190,951	$490,925
Restricted cash	4,006	4,001
Total cash, cash equivalents, and restricted cash	194,957	494,926
Trade accounts receivable, net of allowances of $0.2 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively	402,086	252,885
Inventories	1,241,494	1,041,983
Prepaid and other current assets	54,814	92,043
Total current assets	1,893,351	1,881,837
Property, plant, and equipment
Property, plant, and equipment	1,517,019	1,224,567
Less accumulated depreciation and amortization	(426,760)	(388,733)
Property, plant, and equipment, net	1,090,259	835,834
Long-term assets
Operating lease right-of-use assets	330,864	350,761
Refining and logistics equity investments	84,425	—
Intangible assets, net	12,247	13,577
Goodwill	129,275	129,325
Other long-term assets	69,549	69,313
Total assets	$3,609,970	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,353	$10,956
Obligations under inventory financing agreements	783,622	893,065
Accounts payable	351,320	151,395
Accrued taxes	48,474	32,099
Operating lease liabilities	69,053	66,081
Other accrued liabilities	513,131	640,494
Total current liabilities	1,769,953	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	574,762	494,576
Finance lease liabilities	6,509	6,311
Operating lease liabilities	270,964	292,701
Other liabilities	68,471	48,432
Total liabilities	2,690,659	2,636,110
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022, 61,043,466 shares and 60,470,837 shares issued at June 30, 2023 and December 31, 2022, respectively	610	604
Additional paid-in capital	845,979	836,491
Accumulated earnings (deficit)	64,615	(200,687)
Accumulated other comprehensive income	8,107	8,129
Total stockholders’ equity	919,311	644,537
Total liabilities and stockholders’ equity	$3,609,970	$3,280,647

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$1,783,927	$2,106,332	$3,469,136	$3,456,625

Operating expenses
Cost of revenues (excluding depreciation)	1,574,806	1,808,925	2,863,826	3,159,174
Operating expense (excluding depreciation)	101,843	80,865	184,963	160,881
Depreciation and amortization	28,216	25,583	52,576	49,363
Loss on sale of assets, net	—	15	—	15
General and administrative expense (excluding depreciation)	23,168	15,438	42,454	31,331
Equity (earnings) from refining and logistics investments	(425)	—	(425)	—
Acquisition and integration costs	7,273	—	12,544	63
Par West redevelopment and other costs	2,613	1,477	5,363	2,865
Total operating expenses	1,737,494	1,932,303	3,161,301	3,403,692

Operating income	46,433	174,029	307,835	52,933

Other income (expense)
Interest expense and financing costs, net	(14,909)	(18,154)	(31,159)	(34,548)
Debt extinguishment and commitment costs	38	(5,672)	(17,682)	(5,672)
Other income, net	379	47	344	49
Equity earnings from Laramie Energy, LLC	—	—	10,706	—
Total other expense, net	(14,492)	(23,779)	(37,791)	(40,171)

Income before income taxes	31,941	150,250	270,044	12,762
Income tax expense	(1,928)	(1,125)	(2,141)	(688)
Net income	$30,013	$149,125	$267,903	$12,074

Income per share
Basic	$0.50	$2.51	$4.45	$0.20
Diluted	$0.49	$2.50	$4.39	$0.20
Weighted-average number of shares outstanding
Basic	60,399	59,479	60,255	59,449
Diluted	60,993	59,642	61,020	59,644

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$30,013	$149,125	$267,903	$12,074
Other comprehensive income (loss):
Other post-retirement benefits loss, net of tax	(11)	—	(22)	—
Total other comprehensive income (loss), net of tax	(11)	—	(22)	—
Comprehensive income (loss)	$30,002	$149,125	$267,881	$12,074

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Income	$267,903	$12,074
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,576	49,363
Debt extinguishment and commitment costs	17,682	5,672
Non-cash interest expense	1,615	2,106
Non-cash lower of cost and net realizable value adjustment	—	(463)
Deferred taxes	1,226	615
Loss on sale of assets, net	—	15
Stock-based compensation	6,082	5,769
Unrealized (gain) loss on derivative contracts	7,621	(13,155)
Equity earnings from Laramie Energy, LLC	(10,706)	—
Equity earnings from refining and logistics investments	(425)	—
Dividends received from refining and logistics investments	425	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(134,440)	(174,818)
Prepaid and other assets	4,630	(68,580)
Inventories	99,582	(369,846)
Deferred turnaround expenditures	—	(29,688)
Obligations under inventory financing agreements	(78,038)	309,396
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	76,507	299,197
Net cash provided by operating activities	312,240	27,657
Cash flows from investing activities:
Acquisition of business	(608,223)	—
Capital expenditures	(30,729)	(29,020)
Proceeds from sale of assets and other	50	68
Return of capital from Laramie Energy, LLC	10,706	—
Return of capital from refining and logistics investments	2,175	—
Net cash used in investing activities	(626,021)	(28,952)
Cash flows from financing activities:
Proceeds from borrowings	763,765	256,163
Repayments of borrowings	(702,499)	(313,143)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(31,405)	142,348
Payment of deferred loan costs	(9,127)	—
Purchase of common stock for retirement	(5,171)	(6,483)
Exercise of stock options	6,374	—
Payments for debt extinguishment and commitment costs	(8,742)	(3,983)
Other financing activities, net	617	350
Net cash provided by financing activities	13,812	75,252
Net increase in cash, cash equivalents, and restricted cash	(299,969)	73,957
Cash, cash equivalents, and restricted cash at beginning of period	494,926	116,221
Cash, cash equivalents, and restricted cash at end of period	$194,957	$190,178
Supplemental cash flow information:
Net cash paid for:
Interest	$(37,969)	$(30,735)
Taxes	(2,810)	(13)
Non-cash investing and financing activities:
Accrued capital expenditures	$7,706	$3,818
ROU assets obtained in exchange for new finance lease liabilities	944	594
ROU assets obtained in exchange for new operating lease liabilities	16,684	13,692
ROU assets terminated in exchange for release from operating lease liabilities	—	32,902

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Stock-based compensation	412	3	3,655	—	—	3,658
Purchase of common stock for retirement	(462)	(4)	(1,431)	(4,955)	—	(6,390)
Net loss	—	—	—	(137,051)	—	(137,051)
Balance, March 31, 2022	60,112	601	823,937	(701,123)	2,502	125,917
Issuance of common stock for employee stock purchase plan	41	—	632	—	—	632
Stock-based compensation	3	—	2,017	—	—	2,017
Purchase of common stock for retirement	(1)	—	(94)	—	—	(94)
Exercise of stock options	65	1	1,131	—	—	1,132
Net income	—	—	—	149,125	—	149,125
Balance, June 30, 2022	60,220	$602	$827,623	$(551,998)	$2,502	$278,729

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537
Stock-based compensation	340	—	2,317	—	—	2,317
Purchase of common stock for retirement	(81)	—	(3,114)	—	—	(3,114)
Exercise of stock options	300	6	6,368	—	—	6,374
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	237,890	—	237,890
Balance, March 31, 2023	61,030	610	842,062	37,203	8,118	887,993
Issuance of common stock for employee stock purchase plan	27	—	726	—	—	726
Stock-based compensation	115	1	3,655	—	—	3,656
Purchase of common stock for retirement	(128)	(1)	(464)	(2,601)	—	(3,066)
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	30,013	—	30,013
Balance, June 30, 2023	61,044	$610	$845,979	$64,615	$8,107	$919,311
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically complex, niche markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries in Hawaii, Wyoming, Washington, and Montana. Beginning June 1, 2023, we own and operate a refinery that processes Western Canadian and regional Rocky Mountain crude oil and a 65% interest in an adjacent cogeneration facility in Billings, Montana.
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele and “76” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions to transport and store our crude oil and refined products for our refineries and transport refined products to our retail sites or third-party purchasers. Beginning June 1, 2023, we maintain ownership in distribution and logistics assets in the upper Rockies region, including the wholly owned Silvertip Pipeline, a 40% interest in the Yellowstone refined products pipeline, and four wholly owned and three joint venture refined product terminals.
As of June 30, 2023, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As noted in the Refining and Logistics discussions above, as of June 30, 2023 through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
Our Corporate and Other reportable segment primarily includes general and administrative costs and certain development expenses associated with our renewable fuel initiatives.

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and six months ended June 30, 2023 or 2022.
Cost Classifications
Cost of revenues (excluding depreciation) includes the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our Renewable Identification Numbers (“RINs”) and other environmental credit obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains and losses on derivatives and inventory valuation adjustments. Certain direct operating expenses related to our logistics segment are also included in Cost of revenues (excluding depreciation).
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$5,022	$5,175	$10,021	$10,227
Operating expense	16,153	13,183	28,557	26,080
General and administrative expense	578	771	1,080	1,419
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. As of June 30, 2023, our investment in YELP was $58.0 million. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control its operating and financial policies. Our proportionate share of YELP’s net income (loss) will be recorded on a one-month lag basis and included in Equity (earnings) from refining and logistics investments on our condensed consolidated statements of operations.
Yellowstone Pipeline Company
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product to Montana and the Pacific Northwest. As of June 30, 2023, our investment in YPLC was $26.4 million. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control its operating and financial policies. Our proportionate share of YPLC’s net income of $0.4 million for the three and six months ended June 30, 2023 is included in Equity (earnings) from refining and logistics investments on our condensed

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

consolidated statements of operations. Additionally, on June 28, 2023, YPLC made a cash dividend to its shareholders, of which our proportionate share was $2.6 million.
Note 4—Investment in Laramie Energy
Laramie Energy
As of June 30, 2023, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was zero as of June 30, 2023 and December 31, 2022.
Prior to February 21, 2023, Laramie Energy had a term loan agreement which provided a term loan secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy was generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions.
On February 21, 2023, Laramie Energy entered into a new term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its prior term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of June 30, 2023, the term loan had an outstanding balance of $155.0 million.
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

Effective February 21, 2023, and concurrent with the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At June 30, 2023, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $76.4 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.
Note 5—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”), Par Montana Holdings, LLC (“Par Montana Holdings”), and Par Rocky Mountain Midstream, LLC (“Par Rocky Mountain”, and together with Par Montana and Par Montana Holdings, the “Purchasers”), entered into an equity and asset purchase agreement (the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, (ii) the Sellers’ 65% limited partnership equity interest in YELP, and (iii) the Sellers’ 40% equity interest in YPLC for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). The Billings Acquisition enhances our fully integrated downstream network in the upper Rockies and Pacific Northwest. The Billings Acquisition increases scale and geographic diversification on the U.S. mainland and allows for efficient access to alternative markets.
On June 1, 2023, we completed the Billings Acquisition for a total purchase price of approximately $638.2 million (before consideration of the preliminary working capital adjustment), consisting of a cash deposit of $30.0 million paid on October 20, 2022 upon execution of the Purchase Agreement and $608.2 million paid at closing on June 1, 2023. The preliminary working capital adjustment is $12.7 million, which will reduce the total purchase price. The Company funded the Billings Acquisition with cash on hand and borrowings from the ABL Credit Facility (as defined in Note 11—Debt) under the ABL Credit Facility (as defined in Note 11—Debt).

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

We accounted for the Billings Acquisition as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. A summary of the preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Trade accounts receivable	$2,395
Inventories	299,228
Property, plant, and equipment	259,088
Operating lease right-of-use assets	3,562
Investment in refining and logistics subsidiaries	86,600
Other long-term assets	4,094
Total assets (1)	654,967
Current operating lease liabilities	2,081
Other current liabilities	7,056
Environmental liabilities	18,869
Long-term operating lease liabilities	1,481
Total liabilities	29,487
Total	$625,480
_______________________________________________________
(1)We allocated $531.7 million and $123.3 million of total assets to our refining and logistics segments, respectively.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the first part of 2024. The primary areas of the purchase price allocation that are not finalized as of June 30, 2023 relate to inventory, property, plant, and equipment, and the environmental liabilities. Any final valuation adjustments could change the fair values assigned to the assets acquired and liabilities assumed, resulting in a change to our condensed consolidated financial statements, which could be material.
We incurred $5.1 million and $10.4 million of acquisition costs related to the Billings Acquisition for the three and six months ended June 30, 2023, respectively. These costs are included in Acquisition and integration costs on our condensed consolidated statements of operations.
We assumed certain environmental liabilities associated with the Billings Acquisition, including costs related to hazardous waste corrective measures, ground and surface water sampling and monitoring. We expect to incur these costs over a 20 to 30 year period.
The results of operations of the Montana refinery, newly acquired logistics assets in the Rockies region, and YELP and YPLC equity investments were included in our results beginning on June 1, 2023. For both of the three and six months ended June 30, 2023, our results of operations included revenues of $217.2 million and a net loss of $15.6 million related to these assets. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Billings Acquisition had been completed on January 1, 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Revenues	$4,410,002	$4,733,450
Net income (loss)	419,113	(80,237)
These pro forma results were based on estimates and assumptions that we believe are reasonable. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Billings Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Pro forma adjustments include (i) incremental depreciation resulting from the estimated fair value of property, plant, and equipment acquired, (ii) transaction costs which were shifted from the six months ended June 30, 2023 to the six months ended June 30, 2022 and (iii) elimination of historical transactions between Par and the Montana assets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Note 6—Revenue Recognition
As of June 30, 2023 and December 31, 2022, receivables from contracts with customers were $367.7 million and $242.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $14.2 million and $11.5 million as of June 30, 2023 and December 31, 2022, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended June 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$603,598	$—	$109,265
Distillates (1)	700,048	—	12,368
Other refined products (2)	404,619	—	—
Merchandise	—	—	25,892
Transportation and terminalling services	—	64,709	—
Other revenue	276	—	871
Total segment revenues (3)	$1,708,541	$64,709	$148,396

Three Months Ended June 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$614,942	$—	$112,231
Distillates (1)	896,601	—	11,224
Other refined products (2)	526,854	—	—
Merchandise	—	—	22,907
Transportation and terminalling services	—	50,633	—
Other revenue	6,058	—	849
Total segment revenues (3)	$2,044,455	$50,633	$147,211

Six Months Ended June 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$1,053,922	$—	$209,453
Distillates (1)	1,479,101	—	23,967
Other refined products (2)	790,228	—	—
Merchandise	—	—	48,720
Transportation and terminalling services	—	117,097	—
Other revenue	702	—	1,828
Total segment revenues (3)	$3,323,953	$117,097	$283,968

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Six Months Ended June 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,016,051	$—	$202,006
Distillates (1)	1,484,684	—	19,734
Other refined products (2)	830,461	—	—
Merchandise	—	—	43,722
Transportation and terminalling services	—	93,094	—
Other revenue	12,482	—	1,658
Total segment revenues (3)	$3,343,678	$93,094	$267,120
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 19—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 7—Inventories
Inventories at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
June 30, 2023
Crude oil and feedstocks	$152,175	$216,782	$368,957
Refined products and blendstock	337,097	158,509	495,606
Warehouse stock and other (2)	376,931	—	376,931
Total	$866,203	$375,291	$1,241,494

December 31, 2022
Crude oil and feedstocks	$112,082	$265,536	$377,618
Refined products and blendstock	188,040	168,624	356,664
Warehouse stock and other (2)	307,701	—	307,701
Total	$607,823	$434,160	$1,041,983
________________________________________________________
(1)Please read Note 9—Inventory Financing Agreements for further information.
(2)Includes $293.3 million and $258.2 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of June 30, 2023 and December 31, 2022, respectively. RINs and environmental credit obligations of $433.0 million and $549.8 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. If we marked our RINs and environmental credits to fair market value, our net environmental credit obligations would have been $100.9 million and $152.6 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, there was no reserve for the lower of cost or net realizable value of inventory. As of June 30, 2023 and December 31, 2022, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $41.1 million and $46.4 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Collateral posted with broker for derivative instruments (1)	$29,973	$40,788
Billings Acquisition deposit (2)	—	30,000
Prepaid insurance	7,718	15,639
Other	17,123	5,616
Total	$54,814	$92,043
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 12—Derivatives for further information.
(2)Please read Note 5—Acquisitions for further information.
Note 9—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	June 30, 2023	December 31, 2022
Supply and Offtake Agreement	$568,670	$732,511
Washington Refinery Intermediation Agreement	214,952	160,554
Obligations under inventory financing agreements	$783,622	$893,065
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
On April 25, 2022, we entered into an amendment (the “S&O Amendment”) to the Supply and Offtake Agreement which, among other things, amended the maximum commitment amount under the Discretionary Draw Facility from $165 million to $215 million. The S&O Amendment further increased the limit in the borrowing base for eligible hydrocarbon inventory from $82.5 million to $107.5 million. The S&O Amendment further requires a $5.0 million reserve against the borrowing base at any time more than $165 million is outstanding in discretionary draw advances made to PHR; the reserve may be reduced by the posting of cash collateral by PHR in accordance with the terms of the S&O Amendment. On February 13, 2023, we entered into an amendment to the Supply and Offtake Agreement to, among other things, facilitate entry into the Term Loan Credit Agreement. On June 21, 2023, we entered into an amendment (the June “2023 S&O Amendment”) to establish the Secured Overnight Financing Rate ("SOFR"), as defined in the Supply and Offtake Agreement, as the benchmark rate in replacement of the London Interbank Offered Rate ("LIBOR") and revise certain other terms and conditions, effective July 1, 2023.
Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021 and 2022, we entered into multiple contracts to fix certain market fees for the period from January 2022 through May 2022 for $8.7 million. For the three and six months ended June 30, 2023, we did not enter into any contracts to fix market fees related to our Supply and Offtake Agreement. We had no fixed market fees due to or from J. Aron as of June 30, 2023 and December 31, 2022. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We did not recognize any fixed market fees for the three and six months ended June 30, 2023. We recognized fixed market fees of $1.6 million and $8.8 million for the three and six months ended June 30, 2022, respectively, which were included in Cost of revenues (excluding

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

depreciation) on our condensed consolidated statements of operations.
Washington Refinery Intermediation Agreement
The Washington Refinery Intermediation Agreement with Merrill Lynch Commodities, Inc. (“MLC”) provides a structured financing arrangement based on U.S. Oil & Refining Co. and certain affiliated entities’ crude oil and refined products inventories and associated accounts receivable. On May 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to increase the maximum borrowing capacity under the MLC receivable advances from $90 million to $115 million. On August 11, 2022, we and MLC entered into an amendment to the Washington Refinery Intermediation Agreement to establish the adjusted three-month term SOFR rate as the benchmark rate in replacement of the LIBOR rate and revise certain other terms and conditions. On November 2, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through March 31, 2024 and reduce the maximum borrowing capacity to $110 million. On February 28, 2023, we and MLC amended the Washington Refinery Intermediation Agreement to facilitate entry into the Term Loan Credit Agreement, and on April 26, 2023, we and MLC amended the Washington Refinery Intermediation Agreement to facilitate entry into the ABL Credit Facility.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	June 30, 2023	December 31, 2022
Discretionary Draw Facility
Outstanding borrowings (1)	$146,157	$204,843
Borrowing capacity	146,157	204,843
MLC receivable advances
Outstanding borrowings (1)	83,882	56,601
Borrowing capacity	83,882	56,601

MLC issued letters of credit	75,830	115,001
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
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$12,628	$28,522	$26,627	$39,445
Interest expense and financing costs, net	1,895	1,858	3,620	3,102
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$750	$1,500	$1,500
Interest expense and financing costs, net	3,313	2,943	5,972	4,897
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $1.8 million and $19.4 million for the three months ended June 30, 2023 and 2022 and $4.2 million and $23.8 million for the six months ended June 30, 2023 and 2022, respectively.
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 12—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Note 10—Other Accrued Liabilities

Other accrued liabilities at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and other employee benefits	$22,617	$27,815
Gross environmental credit obligations (1)	433,031	549,791
Other	57,483	62,888
Total	$513,131	$640,494
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of June 30, 2023 and December 31, 2022. Please read Note 13—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $293.3 million and $258.2 million as of June 30, 2023 and December 31, 2022, respectively. If we marked our RINs and environmental credits to fair market value, our net environmental credit obligations at market value would have been $100.9 million and $152.6 million as of June 30, 2023 and December 31, 2022, respectively.
Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2023	December 31, 2022
ABL Credit Facility due 2028	$41,000	$—
Term Loan Credit Agreement due 2030	548,625	—
7.75% Senior Secured Notes due 2025	—	281,000
Term Loan B Facility due 2026	—	203,125
12.875% Senior Secured Notes due 2026	—	31,314
Other long-term debt	5,058	—
Principal amount of long-term debt	594,683	515,439
Less: unamortized discount and deferred financing costs	(15,568)	(9,907)
Total debt, net of unamortized discount and deferred financing costs	579,115	505,532
Less: current maturities, net of unamortized discount and deferred financing costs	(4,353)	(10,956)
Long-term debt, net of current maturities	$574,762	$494,576
As of June 30, 2023, we had $215.0 million in letters of credit outstanding under the ABL Credit Facility, as defined below. As of December 31, 2022, we had $19.5 million in letters of credit outstanding under the Prior ABL Credit Facility, as defined below. We had $70.0 million and $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of June 30, 2023 and December 31, 2022, respectively, under agreements with MLC and under certain other facilities.

    Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, in connection with the Billings Acquisition, we repaid in full and terminated the loan and security agreements with certain lenders and Bank of America, N.A., as administrative agent and collateral agent (as amended from time to time, “Prior ABL Credit Facility”) and entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”), providing for a senior secured asset-based revolving credit facility in an initial aggregate principal amount of up to $150 million and secured by a first priority lien over certain of our assets and other personal property, subject to certain customary exceptions.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

In accordance with ASC Topic 470, "Debt", we accounted for the ABL Credit Facility as a debt modification and unamortized deferred financing costs/modification costs of $0.7 million were rolled into the ABL Credit Facility which will be amortized over the remaining term of the ABL Credit Facility.
On May 30, 2023, the ABL Credit Facility was amended (“ABL Credit Facility Billings Amendment”) in order to, among other things, increase the principal amount to $450 million, adjust the borrowing base to account for the Billings Acquisition assets, and fund an escrow account to purchase a portion of the hydrocarbon inventory associated with the Billings Acquisition. Initially the ABL Credit Facility permitted the issuance of letters of credit of up to $65 million, with the ABL Credit Facility Billings Amendment this amount increased to $250 million. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028. As of June 30, 2023, the ABL Credit Facility had $41.0 million outstanding revolving loans, $215.0 million in letters of credit outstanding, and a borrowing base of approximately $531.0 million.
The interest rates applicable to borrowings under the ABL Credit Facility is based on a fluctuating rate of interest measured by reference to either, at our option, (i) a base rate, plus an applicable margin, or (ii) an Adjusted Term SOFR rate, plus an applicable margin. The initial applicable margin for borrowings under the Facilities is 0.50% per annum with respect to base rate borrowings and 1.50% per annum with respect to SOFR borrowings, and the applicable margin for such borrowings after June 30, 2023 will be based on the our quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% per annum to 0.75% per annum with respect to base rate borrowings and from 1.25% per annum to 1.75% per annum with respect to SOFR borrowings. We will also pay a de minimis fee for any undrawn amounts available under the ABL Credit Facility.
The ABL Credit Facility includes certain customary affirmative and negative covenants, including a minimum financial fixed charge coverage ratio and a minimum Borrower Group Fixed Charge Coverage Ratio. In addition, the covenants limit our ability and the ability of our restricted subsidiaries to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers, or consolidations, engage in certain hedging transactions, and pay dividends and other restricted payments.
Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). Pursuant to the Term Loan Credit Agreement, the Lenders made an initial senior secured term loan in the principal amount of $550.0 million at a price equal to 98.5% of its face value. The initial loan bears interest at SOFR, as defined below. The net proceeds were used to refinance our existing Term Loan B Facility and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and any remaining net proceeds are expected to be used for general corporate purposes. We recognized an aggregate of $2.8 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three and six months June 30, 2023.
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
For the Interim Periods Ended June 30, 2023 and 2022

The Term Loan Credit Agreement requires quarterly payments of $1.4 million on the last business day of each March, June, September and December, commencing on June 30, 2023, with the balance due upon maturity. The Term Loan Credit Agreement matures on February 28, 2030.
7.75% Senior Secured Notes due 2025
On February 28, 2023, we repurchased and cancelled $260.6 million in aggregate principal amount of the 7.75% Senior Secured Notes at a repurchase price of 102.120% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 7.75% Senior Secured Notes at a repurchase price of 101.938% of the aggregate principal amount repurchased. In connection with the termination of the 7.75% Senior Secured Notes, we recognized debt extinguishment costs of $5.9 million associated with debt repurchase premiums and $3.4 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the six months ended June 30, 2023. Our 7.75% Senior Secured Notes bore interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and were due to mature on December 15, 2025.
Term Loan B Facility due 2026
On February 28, 2023, we terminated and repaid all amounts outstanding under the Term Loan B Facility. We recognized debt extinguishment costs of $1.7 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the six months ended June 30, 2023. The Term Loan B Facility bore interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. In addition to the quarterly interest payments, the Term Loan B Facility required quarterly principal payments of $3.1 million. The Term Loan B Facility was due to mature on January 11, 2026.
12.875% Senior Secured Notes due 2026
On February 28, 2023, we repurchased and cancelled $29 million in aggregate principal amount of the 12.875% Senior Secured Notes at a repurchase price of 109.044% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 12.875% Senior Secured Notes at a repurchase price of 108.616% of the aggregate principal amount repurchased. In connection with the termination of the 12.875% Senior Secured Notes, we recognized debt extinguishment costs of $2.8 million associated with debt repurchase premiums and $1.1 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the six months ended June 30, 2023. The 12.875% Senior Secured Notes bore interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021) and were due to mature on January 15, 2026.

Other long-term debt

On June 7, 2023, we entered into two promissory notes with a third-party lender to acquire land in Kahului, Hawaii, and Hilo, Hawaii totaling $5.1 million. The notes bear interest at a fixed rate of 4.625% per annum and are payable on the first day of each month, commencing on July 1, 2023, until maturity. The promissory notes are unsecured and mature on June 7, 2030.

Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2023, we were in compliance with all of our debt instruments.
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
For the Interim Periods Ended June 30, 2023 and 2022

excluded the summarized financial information for the Guarantor Subsidiaries as the assets and results of operations of the Company and the Guarantor Subsidiaries are not materially different than the corresponding amounts presented on our consolidated financial statements.
Note 12—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 13—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps at June 30, 2023, will settle by December 2024. At June 30, 2023, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	45,493	(45,912)	(419)
Swaps	6,548	(10,294)	(3,746)
Total	52,041	(56,206)	(4,165)
At June 30, 2023, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of June 30, 2023:

	2023	2024

Average barrels per month	166,667	148,168
Weighted-average strike price - floor (in dollars)	$65.49	$60.95
Weighted-average strike price - ceiling (in dollars)	$88.19	$83.20
Earliest commencement date	July 2023	January 2024
Furthest expiry date	December 2023	June 2024
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk on the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of June 30, 2023. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.295%, based on the three month SOFR as of the fixing date. We pay variable interest quarterly until the three month SOFR reaches the floor. If the three month SOFR is between the floor and the cap, no payment is due to either party. If the three month SOFR is greater than the cap, the counterparty pays us. The interest rate collar transaction expires on May 31, 2026. As of December 31, 2022, we did not hold any interest rate derivative instruments.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2023 and December 31, 2022, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2023	December 31, 2022
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$495
Commodity derivatives	Other accrued liabilities	(18,659)	(10,989)
Commodity derivatives	Other liabilities	(199)	—
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(6,628)	(12,156)
MLC terminal obligation derivative	Obligations under inventory financing agreements	1,044	14,435
Interest rate derivatives	Other long-term assets	543	—

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

_________________________________________________________
(1)Does not include cash collateral of $30.0 million and $40.8 million recorded in Prepaid and other current assets as of June 30, 2023 and December 31, 2022, respectively, and $9.5 million in Other long-term assets as of both June 30, 2023 and December 31, 2022.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2023	2022	2023	2022
Commodity derivatives	Cost of revenues (excluding depreciation)	$(6,104)	$(39,024)	$(6,728)	$(57,478)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(7,852)	13,229	5,528	(30,040)
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	20,490	(25,796)	3,467	(90,192)
Interest rate derivatives	Interest expense and financing costs, net	543	—	543	—
Note 13—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Purchase Price Allocation of Billings Acquisition
The preliminary fair values of the assets acquired and liabilities assumed as a result of the Billings Acquisition were estimated as of June 1, 2023, the date of the acquisition, using valuation techniques described in notes (1) through (5) below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital excluding operating leases	$294,567	(1)
Property, plant, and equipment	259,088	(2)
Operating lease right-of-use assets	3,562	(3)
Refining and logistics equity investments	86,600	(4)
Other long-term assets	4,094	(1)
Current operating lease liabilities	(2,081)	(3)
Long-term operating lease liabilities	(1,481)	(3)
Environmental liabilities	(18,869)	(5)
Total	$625,480
(1)Current assets acquired and liabilities assumed were recorded at their net realizable value. Other long-term assets includes preliminary costs for future turnarounds that were recently incurred and were recorded at their net realizable value.
(2)The fair value of personal property was estimated using the cost approach. Key assumptions in the cost approach include determining the replacement cost by evaluating recent purchases of comparable assets or published data, and adjusting replacement cost for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable). The fair value of real property was estimated using the market approach. Key assumptions in the market approach include determining the asset value by evaluating recent purchases of comparable assets under similar circumstances. We consider this to be a Level 3 fair value measurement.
(3)Operating lease right-of-use assets and liabilities were recognized based on the present value of lease payments over the lease term using the incremental borrowing rate at acquisition of 9.6%.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

(4)The fair value of our investments in YELP and YPLC were determined using a combination of the income approach and the market approach. Under the income approach, we estimated the present value of expected future cash flows using a market participant discount rate. Under the market approach, we estimated fair value using observable multiples for comparable companies in the investments’ industries. These valuation methods require us to make significant estimates and assumptions regarding future cash flows, capital projects, commodity prices, long-term growth rates, and discount rates. We consider this to be a Level 3 fair value measurement.
(5)Environmental liabilities are based on management’s best estimates of probable future costs using currently available information. We consider this to be a Level 3 fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Instruments
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average premium of $11.09, and range from a discount of $5.64 per barrel to a premium of $48.39 per barrel as of June 30, 2023. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at June 30, 2023, or December 31, 2022. Please read Note 12—Derivatives for further information on derivatives.
Gross Environmental credit obligations
Estimates of our gross environmental credit obligations are based on the amount of RINs or other environmental credits required to comply with U.S. Environmental Protection Agency (“EPA”) and the State of Washington’s regulations and the market prices of those RINs or other environmental credits as of the end of the reporting period. The gross environmental credit obligations are classified as Level 2 instruments as we obtain the pricing inputs for our RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 15—Commitments and Contingencies for further information on the EPA and the State of Washington’s regulations related to greenhouse gases.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2023 and December 31, 2022, are presented gross in the tables below (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$167,336	$11,944	$—	$179,280	$(179,280)	$—
Interest rate derivatives	—	543	—	543	—	543
Total	$167,336	$12,487	$—	$179,823	$(179,280)	$543

Liabilities
Commodity derivatives	$(178,093)	$(20,045)	$—	$(198,138)	$179,280	$(18,858)
J. Aron repurchase obligation derivative	—	—	(6,628)	(6,628)	—	(6,628)
MLC terminal obligation derivative	—	—	1,044	1,044	—	1,044
Gross environmental credit obligations (2)	—	(433,031)	—	(433,031)	—	(433,031)
Total liabilities	$(178,093)	$(453,076)	$(5,584)	$(636,753)	$179,280	$(457,473)

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$161,541	$8,369	$—	$169,910	$(169,415)	$495

Liabilities
Commodity derivatives	$(172,529)	$(7,875)	$—	$(180,404)	$169,415	$(10,989)
J. Aron repurchase obligation derivative	—	—	(12,156)	(12,156)	—	(12,156)
MLC terminal obligation derivative	—	—	14,435	14,435	—	14,435
Gross environmental credit obligations (2)	—	(549,791)	—	(549,791)	—	(549,791)
Total liabilities	$(172,529)	$(557,666)	$2,279	$(727,916)	$169,415	$(558,501)
_________________________________________________________
(1)Does not include cash collateral of $39.5 million and $50.3 million as of June 30, 2023 and December 31, 2022, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $293.3 million and $258.2 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of June 30, 2023 and December 31, 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, at beginning of period	$(5,979)	$(52,678)	$2,279	$(37,321)
Settlements	(12,243)	56,753	(16,858)	149,061
Total gains (losses) included in earnings (1)	12,638	(12,567)	8,995	(120,232)
Balance, at end of period	$(5,584)	$(8,492)	$(5,584)	$(8,492)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	41,000	41,000
Term Loan Credit Agreement due 2030 (1)	533,057	536,994
Other long-term debt (1)	5,058	4,829
7.75% Senior Secured Notes due 2025 (1) (3)	—	—
Term Loan B Facility due 2026 (1) (3)	—	—
12.875% Senior Secured Notes due 2026 (1) (3)	—	—

	December 31, 2022
	Carrying Value	Fair Value
Prior ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1)	277,137	276,785
Term Loan B Facility due 2026 (1)	198,268	201,094
12.875% Senior Secured Notes due 2026 (1)	30,127	34,029
_________________________________________________________
(1)The fair value measurements of the Term Loan Credit Agreement, Other long-term debt, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurement of the ABL Credit Facility and the Prior ABL Credit Facility is considered a Level 3 measurement in the fair value hierarchy.
(3)The 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were fully repaid in 2023, please read Note 11—Debt for more information.
The fair value of the Term Loan Credit Agreement, Other long-term debt, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy because the Term Loan Credit Agreement, Other long-term debt, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes may not be actively traded.
The carrying value of our ABL Credit Facility was determined to approximate fair value as of June 30, 2023. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 14—Leases
We have cancellable and non-cancellable finance and operating lease liabilities for the lease of land, vehicles, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Most of our

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years or more. There are no material residual value guarantees associated with any of our leases.
The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities as of June 30, 2023 and December 31, 2022 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Finance	Property, plant, and equipment	$22,095	$21,150
Finance	Accumulated amortization	(11,251)	(10,308)
Finance	Property, plant, and equipment, net	$10,844	$10,842
Operating	Operating lease right-of-use assets	330,864	350,761
Total right-of-use assets		$341,708	$361,603

Liabilities
Current
Finance	Other accrued liabilities	$1,659	$1,782
Operating	Operating lease liabilities	69,053	66,081
Long-term
Finance	Finance lease liabilities	6,509	6,311
Operating	Operating lease liabilities	270,964	292,701
Total lease liabilities		$348,185	$366,875
The following table summarizes the weighted-average lease terms and discount rates of our leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Finance	5.76	5.60
Operating	8.96	9.00
Weighted-average discount rate
Finance	7.58%	7.38%
Operating	7.06%	7.10%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (income) type	2023	2022	2023	2022
Finance lease cost
Amortization of finance lease ROU assets	$473	$484	$946	$968
Interest on lease liabilities	145	162	292	323
Operating lease cost	24,421	21,993	48,290	44,247
Variable lease cost	3,121	1,491	4,563	2,737
Short-term lease cost	2,869	1,359	5,496	2,345
Net lease cost	$31,029	$25,489	$59,587	$50,620

Operating lease income (1)	$(3,848)	$(3,219)	$(7,275)	$(4,065)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2023	2022
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$899	$761
Operating cash flows from finance leases	287	311
Operating cash flows from operating leases	48,594	42,901
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	944	594
ROU assets obtained in exchange for new operating lease liabilities	16,684	13,692
ROU assets terminated in exchange for release from operating lease liabilities	—	32,902
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2023 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2023 (1)	$1,156	$49,047	$50,203
2024	2,000	78,717	80,717
2025	2,031	53,658	55,689
2026	1,563	47,025	48,588
2027	1,334	44,417	45,751
2028	572	41,528	42,100
Thereafter	1,642	123,092	124,734
Total lease payments	10,298	437,484	447,782
Less amount representing interest	(2,130)	(97,467)	(99,597)
Present value of lease liabilities	$8,168	$340,017	$348,185
_________________________________________________________
(1)Represents the period from July 1, 2023 to December 31, 2023.
Additionally, we have $3.8 million and $18.5 million in future undiscounted cash flows for finance and operating leases that have not yet commenced, respectively. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Note 15—Commitments and Contingencies
In the ordinary course of business, we are a party to various lawsuits and other contingent matters. Additionally, we assumed certain liabilities associated with the Billings Acquisition. Please read Note 5—Acquisitions for further information. We establish accruals for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on our financial condition, results of operations, or cash flows.
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
For the Interim Periods Ended June 30, 2023 and 2022

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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2023, we have accrued $14.5 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline or by purchasing renewable credits, referred to as RINs, to maintain compliance. For additional information, please read Item 1. — Business — Environmental Regulations on our Annual Report

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, our estimate of the renewable volume obligation (“RVO”) liability for the 2020 and 2022 compliance years is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022. Our RVO liability for the 2023 compliance year is based on the RFS volumetric requirements that were proposed on December 1, 2022. During the six months ended June 30, 2023, we settled a portion of our 2020 and all of our 2021 RVO liabilities, which resulted in a gain of $94.7 million associated with the difference between the carrying value of the RINs retired and the market value of the RVO settled. This gain is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
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
As of June 30, 2023, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 16—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. During the three and six months ended June 30, 2023, 110 thousand shares in total were repurchased under this share repurchase program for $2.6 million. During the six months ended June 30, 2022, 362 thousand shares were repurchased under this share repurchase program for $5 million. No shares were repurchased during the three months ended June 30, 2022. The repurchased shares were retired by the Company upon receipt. As of June 30, 2023, there was $43.3 million of authorization remaining under this share repurchase program. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted Stock Awards	$2,656	$1,153	$4,052	$2,902
Restricted Stock Units	477	338	984	1,011
Stock Option Awards	523	525	937	1,761
During the three and six months ended June 30, 2023, we granted 102 thousand and 405 thousand shares of restricted stock and restricted stock units with a fair value of approximately $2.3 million. As of June 30, 2023, there were approximately $15.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
    During the six months ended June 30, 2023, we granted no stock option awards. As of June 30, 2023, there were approximately $2.8 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.
    During the six months ended June 30, 2023, we granted 90 thousand performance restricted stock units to executive officers, but no grants were made for the three months ended June 30, 2023. These performance restricted stock units had a fair value of approximately $2.5 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2023, there were approximately $2.6 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.
Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$30,013	$149,125	$267,903	$12,074
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$30,013	$149,125	$267,903	$12,074

Basic weighted-average common stock shares outstanding	60,399	59,479	60,255	59,449
Plus: dilutive effects of common stock equivalents	594	163	765	195
Diluted weighted-average common stock shares outstanding	60,993	59,642	61,020	59,644

Basic income per common share	$0.50	$2.51	$4.45	$0.20
Diluted income per common share	$0.49	$2.50	$4.39	$0.20

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	321	247	254	439
Shares of stock options	108	2,402	54	2,404

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Note 18—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2023 and December 31, 2022.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of June 30, 2023 and December 31, 2022.
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
Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Commencing June 1, 2023, the results of operations of the Billings Acquisition are included in our refining and logistics segments.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,708,541	$64,709	$148,396	$(137,719)	$1,783,927
Cost of revenues (excluding depreciation)	1,567,605	35,788	109,168	(137,755)	1,574,806
Operating expense (excluding depreciation)	76,971	3,596	21,276	—	101,843
Depreciation and amortization	19,826	5,059	2,732	599	28,216
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	7,273	7,273
Par West redevelopment and other costs	—	—	—	2,613	2,613
Operating income (loss)	$44,139	$20,691	$15,220	$(33,617)	$46,433
Interest expense and financing costs, net					(14,909)
Debt extinguishment and commitment costs					38
Other income, net					379
Income before income taxes					31,941
Income tax expense					(1,928)
Net income					$30,013

Capital expenditures	$6,301	$7,124	$3,104	$987	$17,516

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Three Months Ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,044,455	$50,633	$147,211	$(135,967)	$2,106,332
Cost of revenues (excluding depreciation)	1,799,577	25,739	119,642	(136,033)	1,808,925
Operating expense (excluding depreciation)	57,624	3,797	19,444	—	80,865
Depreciation and amortization	16,979	5,211	2,600	793	25,583
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	15,438	15,438
Par West redevelopment and other costs	1,477	—	—	—	1,477
Operating income (loss)	168,798	15,898	5,525	(16,192)	174,029
Interest expense and financing costs, net					(18,154)
Debt extinguishment and commitment costs					(5,672)
Other income, net					47
Income before income taxes					150,250
Income tax expense					(1,125)
Net income					$149,125

Capital expenditures	$8,666	$2,177	$1,508	$336	$12,687
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $137.7 million and $136.0 million for the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,323,953	$117,097	$283,968	$(255,882)	$3,469,136
Cost of revenues (excluding depreciation)	2,845,275	67,087	207,396	(255,932)	2,863,826
Operating expense (excluding depreciation)	135,853	7,043	42,067	—	184,963
Depreciation and amortization	35,549	10,093	5,811	1,123	52,576
General and administrative expense (excluding depreciation)	—	—	—	42,454	42,454
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	12,544	12,544
Par West redevelopment and other costs	—	—	—	5,363	5,363
Operating income (loss)	$307,276	$33,299	$28,694	$(61,434)	$307,835
Interest expense and financing costs, net					(31,159)
Debt extinguishment and commitment costs					(17,682)
Other income, net					344
Equity earnings from Laramie Energy, LLC					10,706
Income before income taxes					270,044
Income tax expense					(2,141)
Net income					$267,903

Capital expenditures	$13,955	$8,005	$7,254	$1,515	$30,729

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2023 and 2022

Six Months Ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,343,678	$93,094	$267,120	$(247,267)	$3,456,625
Cost of revenues (excluding depreciation)	3,143,492	49,488	213,484	(247,290)	3,159,174
Operating expense (excluding depreciation)	114,536	7,570	38,775	—	160,881
Depreciation and amortization	32,312	10,298	5,291	1,462	49,363
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	31,331	31,331
Acquisition and integration costs	—	—	—	63	63
Par West redevelopment and other costs	2,865	—	—	—	2,865
Operating income (loss)	$50,473	$25,750	$9,570	$(32,860)	$52,933
Interest expense and financing costs, net					(34,548)
Debt extinguishment and commitment costs					(5,672)
Other income, net					49
Income before income taxes					12,762
Income tax expense					(688)
Net income					$12,074

Capital expenditures	$21,495	$3,910	$3,089	$526	$29,020
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $255.9 million and $247.3 million for the six months ended June 30, 2023 and 2022, respectively.
Note 20—Subsequent Events
LC Facility
On July 26, 2023, PHR, as borrower, entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the lenders agree to consider making revolving credit loans and issuing and participating in letters of credit for the account of PHR in the maximum available amount of $120 million in the aggregate (the “LC Facility”) with the right to request an increase up to $350 million in the aggregate, subject to conditions. Letters of credit issued under the Uncommitted Facility are intended finance and provide credit support for certain of PHR’s purchases of crude oil from crude oil suppliers and proceeds of revolving credit loans may be used to pay suppliers when due. PHR has agreed to pay customary fees and commissions under this agreement. The LC Facility Agreement requires PHR to comply with various covenants including compliance with the minimum liquidity covenant as discussed below.

Amendment to Second Amended and Restated Supply and Offtake Agreement

On July 26, 2023, and in connection with entering into the LC Facility Agreement, PHR, Par Petroleum, as guarantor, and J. Aron entered into an Amendment to Second Amended and Restated Supply and Offtake Agreement. This amendment allows PHR to enter into a crude oil procurement contract supported by a letter of credit and have its purchases funded by J. Aron, subject to certain conditions. Under this amendment, PHR agrees that it shall not permit the liquidity of PHR for any three consecutive business days to be less than $15 million at any time, with at least $15 million of such liquidity consisting of cash and cash equivalents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growing energy company based in Houston, Texas, that provides both renewable and conventional fuels to the western United States.
    Our business is organized into three primary segments:
1) Refining - We own and operate four refineries with total operating throughput capacity of 218 thousand barrels per day (“Mbpd”) in Hawaii, Wyoming, Washington, and Montana. On June 1, 2023, we purchased a refinery in Billings, Montana that processes Western Canadian and regional Rocky Mountain crude oil and a 65% interest in an adjacent cogeneration facility.
2) Retail - Our retail outlets in Hawaii, Washington, and Idaho sell gasoline, diesel, and retail merchandise through Hele and “76” branded sites, “nomnom” branded company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations.
3) Logistics - We operate an extensive energy infrastructure network spanning the Pacific, the Northwest, and the Rocky Mountain regions to transport and store crude oil and refined products for our refineries and transport refined products to our retail sites or third-party purchasers. On June 1, 2023, we purchased distribution and logistics assets in the upper Rockies region, including the wholly owned 70-mile, 55 Mbpd Silvertip Pipeline, a 40% interest in the 750-mile, 65 Mbpd Yellowstone refined products pipeline, and four wholly owned and three joint venture refined product terminals.
As of June 30, 2023, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As noted in the Refining and Logistics discussions above, as of June 30, 2023 through the Billings Acquisition, we own a 65% and a 40% equity investment in YELP and YPLC, respectively.
We have four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Our Corporate and Other reportable segment primarily includes general and administrative costs, business development expenses associated with renewable fuel projects, and Par West redevelopment and other costs. Please read Note 19—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Recent Events Affecting Comparability of Periods
Crude oil pricing decreased in the first half of 2023, compared to the volatility noted in the second half of 2022. In the first half of 2023, Brent crude oil pricing decreased to $80 per barrel compared to $107 per barrel in the second half of 2022. In addition, in the first half of 2023 U.S. retail gasoline prices decreased to $3.59 per gallon compared to $4.17 per gallon in the second half of 2022. The U.S. Energy Information Administration (“EIA”) in its May 2023 short term energy outlook is forecasting average Brent crude oil pricing of $73 per barrel in 2023 due to ongoing considerations about weakening global economic conditions, perceived risk around the global banking sector, and persistent inflation. Refined product crack spreads in the second quarter of 2023 decreased as compared to the second quarter of 2022, largely driven by the conflict between Russia and Ukraine that escalated in February 2022. In addition, U.S retail gasoline prices are expected to decrease by 20% to $3.40 per gallon during the summer 2023 driving season (April-September) compared to summer 2022. On April 3, 2023, the Organization of the Petroleum Exporting Countries (“OPEC”) announced a cut to crude oil production of 1.2 MMbpd through the end of 2023. The EIA expects the drop in OPEC crude oil production and the seasonal rise in oil consumption to put upward pressure on crude oil prices. On June 4, 2023, Saudi Arabia, the largest producer in the OPEC cartel, announced an additional 1 MMbpd cut to its production beginning with its July export program. The Kingdom announced during early August that those cuts would be extended through the end of the year. As a result, crude oil prices have returned to levels closer to 2022 than crude oil prices during the first half of 2023. Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Net Income. Our financial results for the second quarter of 2023 declined from net income of $149.1 million for the three months ended June 30, 2022 to net income of $30.0 million for the three months ended June 30, 2023. The decrease was primarily driven by a $124.7 million decrease in refining segment operating income, $7.8 million higher general and administrative expenses, and $7.3 million higher acquisition and integration expenses also related to our Billings Acquisition, partially offset by a $9.7 million improvement in our retail segment operating income. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the three months ended June 30, 2023, Adjusted EBITDA was $150.8 million compared to $242.1 million for the three months ended June 30, 2022. The $91.3 million decrease was primarily related to a decrease of $99.6 million in our refining segment, partially offset by an increase of $9.9 million in our retail segment. Please read the discussion of segment results below for additional information.
For the three months ended June 30, 2023, Adjusted Net Income was $105.6 million compared to an Adjusted Net Income of $197.2 million for the three months ended June 30, 2022. The decline was primarily related to the factors described above for the decrease in Adjusted EBITDA.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Net Income. Our financial results improved from a net income of $12.1 million for the six months ended June 30, 2022 to net income of $267.9 million for the six months ended June 30, 2023. The increase was driven by a $256.8 million increase in refining segment operating income and a $19.1 million increase in retail segment operating income, partially offset by a $12.4 million increase in acquisitions and integration expenses related to our Billings Acquisition, and a $11.2 million increase in general and administrative expenses. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the six months ended June 30, 2023, Adjusted EBITDA was $318.5 million compared to $254.5 million for the six months ended June 30, 2022. The improvement was primarily related to an increase of $48.8 million in our refining segment, combined with an increase of $19.6 million in our retail segment, an increase of $7.6 million in our logistics segment, offset by a decrease of $11.9 million in our corporate segment. Please read the discussion of segment results below for additional information.
For the six months ended June 30, 2023, Adjusted Net Income was $243.1 million compared to $169.9 million for the six months ended June 30, 2022. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA as well as our receipt of a $10.7 million distribution from Laramie Energy.

The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$1,783,927	$2,106,332	$(322,405)	(15)%
Cost of revenues (excluding depreciation)	1,574,806	1,808,925	(234,119)	(13)%
Operating expense (excluding depreciation)	101,843	80,865	20,978	26%
Depreciation and amortization	28,216	25,583	2,633	10%
Loss on sale of assets, net	—	15	(15)	(100)%
General and administrative expense (excluding depreciation)	23,168	15,438	7,730	50%
Equity earnings from refining and logistics investments	(425)	—	(425)	NM (1)
Acquisition and integration costs	7,273	—	7,273	NM (1)
Par West redevelopment and other costs	2,613	1,477	1,136	77%
Total operating expenses	1,737,494	1,932,303
Operating income	46,433	174,029
Other income (expense)
Interest expense and financing costs, net	(14,909)	(18,154)	3,245	(18)%
Debt extinguishment and commitment costs	38	(5,672)	5,710	101%
Other income, net	379	47	332	706%
Total other expense, net	(14,492)	(23,779)
Income before income taxes	31,941	150,250
Income tax expense	(1,928)	(1,125)	(803)	71%
Net income	$30,013	$149,125

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$3,469,136	$3,456,625	$12,511	—%
Cost of revenues (excluding depreciation)	2,863,826	3,159,174	(295,348)	(9)%
Operating expense (excluding depreciation)	184,963	160,881	24,082	15%
Depreciation and amortization	52,576	49,363	3,213	7%
Loss on sale of assets, net	—	15	(15)	(100)%
General and administrative expense (excluding depreciation)	42,454	31,331	11,123	36%
Equity earnings from refining and logistics investments	(425)	—	(425)	NM (1)
Acquisition and integration costs	12,544	63	12,481	19,811%
Par West redevelopment and other costs	5,363	2,865	2,498	87%
Total operating expenses	3,161,301	3,403,692
Operating income	307,835	52,933
Other income (expense)
Interest expense and financing costs, net	(31,159)	(34,548)	3,389	(10)%
Debt extinguishment and commitment costs	(17,682)	(5,672)	(12,010)	212%
Other income, net	344	49	295	602%
Equity earnings (losses) from Laramie Energy, LLC	10,706	—	10,706	NM (1)
Total other expense, net	(37,791)	(40,171)
Income before income taxes	270,044	12,762
Income tax expense	(2,141)	(688)	(1,453)	211%
Net income	$267,903	$12,074
________________________________________________________

(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2023 and 2022 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,708,541	$64,709	$148,396	$(137,719)	$1,783,927
Cost of revenues (excluding depreciation)	1,567,605	35,788	109,168	(137,755)	1,574,806
Operating expense (excluding depreciation)	76,971	3,596	21,276	—	101,843
Depreciation and amortization	19,826	5,059	2,732	599	28,216
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	7,273	7,273
Par West redevelopment and other costs	—	—	—	2,613	2,613
Operating income (loss)	$44,139	$20,691	$15,220	$(33,617)	$46,433

Three months ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,044,455	$50,633	$147,211	$(135,967)	$2,106,332
Cost of revenues (excluding depreciation)	1,799,577	25,739	119,642	(136,033)	1,808,925
Operating expense (excluding depreciation)	57,624	3,797	19,444	—	80,865
Depreciation and amortization	16,979	5,211	2,600	793	25,583
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	15,438	15,438
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	1,477	—	—	—	1,477
Operating income (loss)	$168,798	$15,898	$5,525	$(16,192)	$174,029
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $137.7 million and $136.0 million for the three months ended June 30, 2023 and 2022, respectively.

Six months ended June 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,323,953	$117,097	$283,968	$(255,882)	$3,469,136
Cost of revenues (excluding depreciation)	2,845,275	67,087	207,396	(255,932)	2,863,826
Operating expense (excluding depreciation)	135,853	7,043	42,067	—	184,963
Depreciation and amortization	35,549	10,093	5,811	1,123	52,576
General and administrative expense (excluding depreciation)	—	—	—	42,454	42,454
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	12,544	12,544
Par West redevelopment and other costs	—	—	—	5,363	5,363
Operating income (loss)	$307,276	$33,299	$28,694	$(61,434)	$307,835

Six months ended June 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,343,678	$93,094	$267,120	$(247,267)	$3,456,625
Cost of revenues (excluding depreciation)	3,143,492	49,488	213,484	(247,290)	3,159,174
Operating expense (excluding depreciation)	114,536	7,570	38,775	—	160,881
Depreciation and amortization	32,312	10,298	5,291	1,462	49,363
Loss (gain) on sale of assets, net	—	(12)	—	27	15
General and administrative expense (excluding depreciation)	—	—	—	31,331	31,331
Acquisition and integration costs	—	—	—	63	63
Par West redevelopment and other costs	2,865	—	—	—	2,865
Operating income (loss)	$50,473	$25,750	$9,570	$(32,860)	$52,933
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $255.9 million and $247.3 million for the six months ended June 30, 2023 and 2022, respectively.
Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	162.3	141.3	147.7	129.8
Refined product sales volume (Mbpd) (1)	168.8	143.4	159.1	133.0

Hawaii Refinery
Feedstocks Throughput (Mbpd)	84.1	84.1	80.2	83.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.8%	22.9%	26.8%	24.0%
Distillates	41.0%	38.0%	40.1%	39.6%
Fuel oils	28.2%	33.6%	28.8%	31.5%
Other products	0.8%	2.4%	1.2%	1.4%
Total yield	96.8%	96.9%	96.9%	96.5%

Refined product sales volume (Mbpd)	87.2	80.2	88.8	79.2

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$12.08	$18.71	$15.41	$11.22
Production costs per bbl ($/throughput bbl) (3)	4.33	4.50	4.43	4.45
D&A per bbl ($/throughput bbl)	0.67	0.66	0.70	0.66

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	62.6	—	62.6	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.3%	—%	46.3%	—%
Distillates	29.3%	—%	29.3%	—%
Asphalt	13.3%	—%	13.3%	—%
Other products	6.1%	—%	6.1%	—%
Total yield	95.0%	—%	95.0%	—%

Refined product sales volume (Mbpd) (1)	59.3	—	59.3	—

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$30.98	$—	$30.98	$—
Production costs per bbl ($/throughput bbl) (3)	8.07	—	8.07	—
D&A per bbl ($/throughput bbl)	1.85	—	1.85	—

Washington Refinery
Feedstocks Throughput (Mbpd)	40.9	40.5	40.3	30.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.0%	24.2%	23.8%	24.4%
Distillates	34.8%	34.4%	34.6%	34.1%
Asphalt	19.5%	20.8%	19.0%	19.7%
Other products	18.3%	17.4%	18.7%	18.6%
Total yield	96.6%	96.8%	96.1%	96.8%

Refined product sales volume (Mbpd)	44.8	44.6	42.8	37.1

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$6.37	$20.50	$8.66	$14.17
Production costs per bbl ($/throughput bbl) (3)	3.98	3.40	4.11	4.71
D&A per bbl ($/throughput bbl)	1.82	2.03	1.81	2.45

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.7	16.7	16.8	16.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	43.7%	48.1%	45.6%	49.1%
Distillates	48.7%	43.6%	47.3%	43.4%
Fuel oils	2.6%	2.2%	2.5%	2.3%
Other products	2.5%	3.4%	1.7%	2.5%
Total yield	97.5%	97.3%	97.1%	97.3%

Refined product sales volume (Mbpd)	17.3	18.6	17.7	16.7

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$20.56	$43.34	$24.05	$34.97
Production costs per bbl ($/throughput bbl) (3)	8.30	6.97	7.85	7.46
D&A per bbl ($/throughput bbl)	2.93	2.92	2.85	3.07

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (4)	$13.72	$36.80	$17.45	$26.56
RVO Adjusted Pacific Northwest 3-1-1-1 (5)	25.13	47.23	25.21	35.01
RVO Adjusted USGC 3-2-1 (6)	21.65	42.24	24.09	30.31

Crude Oil Prices (average $ per barrel)
Brent	$77.73	$111.98	$79.90	$104.98
WTI	73.56	108.52	74.77	101.80
ANS (7)	78.26	112.17	78.63	104.19
Bakken Clearbrook (7)	75.37	109.80	77.25	102.86
WCS Hardisty (7)	60.07	90.25	58.38	85.10
Brent M1-M3	0.44	4.23	0.48	4.18
________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Montana refinery for the three and six months ended June 30, 2023 are calculated based on the 30-day period for which we owned the Montana refinery in 2023. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2023 plus the Montana refinery’s throughput or sales volumes averaged over the period from June 1, 2023 to June 30, 2023. The 2022 amounts for the total refining segment represent the sum of the Hawaii, Washington and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2022.
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

(4)We believe the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) is the most representative market indicator for our operations in Hawaii.
(5)We believe the RVO Adjusted Pacific Northwest 3-1-1-1 (or three barrels of WTI crude oil converted into one barrel of Pacific Northwest gasoline, one barrel of Pacific Northwest ULSD and one barrel of USGC VGO, less 100% of the RVO cost for gasoline and ULSD) is the most representative market indicator for our operations in Washington with improved historical correlations to our reported adjusted gross margin compared to prior reported indices.
(6)We believe the RVO Adjusted USGC 3-2-1 (or three barrels of WTI crude oil converted into two barrels of USGC gasoline and one barrel of USGC ULSD, less 100% of the RVO cost) is the most representative market indicator for our operations in Montana and Wyoming with improved historical correlations to our reported adjusted gross margin compared to prior reported indices.
(7)Crude pricing has been updated to reflect simple averages of outright prices during the relevant period.

Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail Segment
Retail sales volumes (thousands of gallons)	29,373	25,862	56,572	50,770
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
Beginning with financial results report for the second quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude our portion of interest, taxes, and depreciation expense from our refining and logistics investments.
Adjusted Gross Margin
Adjusted Gross Margin is defined as operating income (loss) excluding:

•operating expense (excluding depreciation);
•depreciation and amortization (“D&A”);
•Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments;
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
•Environmental obligation mark-to-market adjustment (which represents the income statement effect of reflecting our RINs liability on a net basis; this adjustment also includes the mark-to-market losses (gains) associated with our net RINs liability and our net obligation associated with the Washington Climate Commitment Act and Clean Fuel Standard); and
•unrealized loss (gain) on derivatives.

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2023	Refining	Logistics	Retail
Operating income	$44,139	$20,691	$15,220
Operating expense (excluding depreciation)	76,971	3,596	21,276
Depreciation and amortization	19,826	5,059	2,732
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	207	—
Inventory valuation adjustment	33,118	—	—
Environmental obligation mark-to-market adjustments	9,343	—	—
Unrealized loss on derivatives	22,178	—	—
Adjusted Gross Margin (1)	$205,575	$29,553	$39,228

Three months ended June 30, 2022	Refining	Logistics	Retail
Operating income	$168,798	$15,898	$5,525
Operating expense (excluding depreciation)	57,624	3,797	19,444
Depreciation and amortization	16,979	5,211	2,600
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	—
Gain on sale of assets, net	—	(12)	—
Inventory valuation adjustment	(7,557)	—	—
Environmental obligation mark-to-market adjustments	78,548	—	—
Unrealized gain on derivatives	(28,607)	—	—
Par West redevelopment and other costs	1,477	—	—
Adjusted Gross Margin (1)	$287,262	$24,894	$27,569

Six months ended June 30, 2023	Refining	Logistics	Retail
Operating income	$307,276	$33,299	$28,694
Operating expense (excluding depreciation)	135,853	7,043	42,067
Depreciation and amortization	35,549	10,093	5,811
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	207	—
Inventory valuation adjustment	53,976	—	—
Environmental obligation mark-to-market adjustments	(123,958)	—	—
Unrealized loss on derivatives	8,508	—	—
Adjusted Gross Margin (1)	$417,204	$50,642	$76,572

Six months ended June 30, 2022	Refining	Logistics	Retail
Operating income	$50,473	$25,750	$9,570
Operating expense (excluding depreciation)	114,536	7,570	38,775
Depreciation and amortization	32,312	10,298	5,291
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	—
Gain on sale of assets, net	—	(12)	—
Inventory valuation adjustment	73,096	—	—
Environmental obligation mark-to-market adjustments	89,850	—	—
Unrealized gain on derivatives	(13,155)	—	—
Par West redevelopment and other costs	2,865	—	—
Adjusted Gross Margin (1)	$349,977	$43,606	$53,636
____________________________________________________________________________
(1)For the three and six months ended June 30, 2023 and 2022, there was no impairment expense and LIFO liquidation adjustment recorded in Operating income (loss). For the three and six months ended June 30, 2023, there was no (gain) loss on sale of assets recorded in Operating income (loss).
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
•Environmental obligation mark-to-market adjustments (which represents the income statement effect of reflecting our RINs liability on a net basis; this adjustment also includes the mark-to-market losses (gains) associated with our net RINs liability and our net obligation associated with the Washington Climate Commitment Act and Clean Fuel Standard);
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
•Par's portion of interest, taxes, and depreciation expense from refining and logistics investments; and
•income tax expense (benefit) excluding the increase in (release of) tax valuation allowance.
    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$30,013	$149,125	$267,903	$12,074
Inventory valuation adjustment	33,118	(7,557)	53,976	73,096
Environmental obligation mark-to-market adjustments	9,343	78,548	(123,958)	89,850
Unrealized loss (gain) on derivatives	22,178	(28,607)	8,508	(13,155)
Acquisition and integration costs	7,273	—	12,544	63
Par West redevelopment and other costs	2,613	—	5,363	—
Debt extinguishment and commitment costs	(38)	5,672	17,682	5,672
Severance costs	1,070	35	1,070	2,263
Loss on sale of assets, net	—	15	—	15
Adjusted Net Income (1)	105,570	197,231	243,088	169,878
Depreciation and amortization	28,216	25,583	52,576	49,363
Interest expense and financing costs, net	14,909	18,154	31,159	34,548
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	207	—	207	—
Income tax expense	1,928	1,125	2,141	688
Adjusted EBITDA (1)	$150,830	$242,093	$318,465	$254,477
________________________________________
(1)For the three and six months ended June 30, 2023 and 2022, there was no LIFO liquidation adjustment, change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, or our share of Laramie Energy’s unrealized loss (gain) on derivatives.
Factors Impacting Segment Results
Operating Income
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Refining. Operating income for our refining segment was $44.1 million for the three months ended June 30, 2023, a decrease of $124.7 million compared to an income of $168.8 million for the three months ended June 30, 2022. The decrease was primarily driven by:

•	a decrease of $145.9 million related to decreased crack spreads at all our refineries,
•	a decrease of $60.0 million related to an unfavorable change in crude oil differentials at our Hawaii refinery, and
•	a $12.0 million unfavorable FIFO change at our Wyoming refinery, partially offset by:

•	an increase of $88.3 million related to a favorable change in the step-out obligation related to our inventory financing agreements driven by changes in commodity prices, and
•	an increase of $21.6 million driven by a 17.7% increase in refined product sales across our refineries.
Logistics. Operating income for our logistics segment was $20.7 million for the three months ended June 30, 2023, an increase of $4.8 million compared to $15.9 million for the three months ended June 30, 2022. The increase is primarily due to contribution from Billings logistics assets during June 2023.
Retail. Operating income for our retail segment was $15.2 million for the three months ended June 30, 2023, an increase of $9.7 million compared to $5.5 million for the three months ended June 30, 2022. The increase was primarily due to an increase in fuel margins, higher fuel sales volumes, and increased merchandise sales in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Refining. Operating income for our refining segment was $307.3 million for the six months ended June 30, 2023, an improvement of $256.8 million compared to an operating income of $50.5 million for the six months ended June 30, 2022. The increase in profitability was primarily driven by a decrease in consolidated environmental costs across all our refineries of $216.7 million, including a $94.7 million gain on retirement of 2020 and 2021 RINs. Other factors impacting segment results include higher refined product sales volumes and declining crack spreads.
Logistics. Operating income for our logistics segment was $33.3 million for the six months ended June 30, 2023, an increase of $7.5 million compared to $25.8 million for the six months ended June 30, 2022. The increase was primarily due to increased third party revenues and a $3.0 million contribution from the Billings Acquisition logistics assets during June 2023.
Retail. Operating income for our retail segment was $28.7 million for the six months ended June 30, 2023, an increase of $19.1 million compared to $9.6 million for the six months ended June 30, 2022. The increase was primarily due to an increase in fuel margins, higher fuel sales volumes, and increased merchandise sales in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Adjusted Gross Margin
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Refining. For the three months ended June 30, 2023, our refining Adjusted Gross Margin was $205.6 million, a decrease of $81.7 million compared to $287.3 million for the three months ended June 30, 2022. The decrease was primarily driven by decreased crack spreads and higher environmental costs across all our refineries, partially offset by margin contributed by the Montana refinery of $58.2 million. Overall, refined product crack spreads in the second quarter of 2023 decreased as compared to the second quarter of 2022 due to the conflict between Russia and Ukraine that escalated in February 2022.

•Adjusted Gross Margin for the Hawaii refinery decreased by $6.63 per barrel from $18.71 per barrel during the three months ended June 30, 2022 to $12.08 per barrel during the three months ended June 30, 2023, primarily due to declining crack spreads and higher feedstock differentials. The Singapore 3-1-2 index declined from $36.80 in the second quarter of 2022 to $13.72 in the second quarter of 2023.
•Adjusted Gross Margin for the Washington refinery decreased by $14.13 per barrel from $20.50 per barrel during the three months ended June 30, 2022 to $6.37 per barrel during the three months ended June 30, 2023, primarily due to declining product crack spreads, and unfavorable environmental costs of $23.3 million. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $47.23 in the second quarter of 2022 to $25.13 in the second quarter of 2023.
•Adjusted Gross Margin for the Wyoming refinery decreased by $22.78 per barrel from $43.34 per barrel during the three months ended June 30, 2022 to $20.56 per barrel during the three months ended June 30, 2023, primarily due to declining crack spreads and an unfavorable FIFO change of $12.0 million. The RVO Adjusted USGC 3-2-1 index declined from $42.24 in the second quarter of 2022 to $21.65 in the second quarter of 2023.

Logistics. For the three months ended June 30, 2023, our logistics Adjusted Gross Margin was $29.6 million, an increase of $4.7 million compared to $24.9 million for the three months ended June 30, 2022. The increase is primarily due to a 4% increase in throughput across our logistics assets.
Retail. For the three months ended June 30, 2023, our retail Adjusted Gross Margin was $39.2 million, an increase of $11.6 million compared to $27.6 million for the three months ended June 30, 2022. The increase was primarily due to an increase in fuel margins, higher fuel sales volumes, and increased merchandise sales in the three months ended June 30, 2023 compared to the comparable period in 2022.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Refining. For the six months ended June 30, 2023, our refining Adjusted Gross Margin was $417.2 million, an increase of $67.2 million compared to $350.0 million for the six months ended June 30, 2022. The increase was primarily due to Adjusted Gross Margin contributed by the Montana refinery of $58.2 million. Other factors impacting refining results are described below.
•Adjusted Gross Margin for the Hawaii refinery improved by $4.19 per barrel from $11.22 per barrel during the six months ended June 30, 2022 to $15.41 per barrel during the six months ended June 30, 2023, primarily due to higher refined products sold partially offset by lower crack spreads. The Singapore 3-2-1 index declined from $26.56 in the six months ended June 30, 2022 to $17.45 in the six months ended June 30, 2023.
•Adjusted Gross Margin for the Washington refinery decreased by $5.51 per barrel from $14.17 per barrel during the six months ended June 30, 2022 to $8.66 per barrel during the six months ended June 30, 2023, primarily due to declining product crack spreads. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $35.01 in the six months ended June 30, 2022 to $25.21 in the six months ended June 30, 2023.
•Adjusted Gross Margin for the Wyoming refinery decreased by $10.92 per barrel from $34.97 per barrel during the six months ended June 30, 2022 to $24.05 per barrel during the six months ended June 30, 2023, primarily due to declining crack spreads and unfavorable FIFO changes of $32 million. The RVO Adjusted USGS 3-2-1 index declined from $30.31 in the six months ended June 30, 2022 to $24.09 in the six months ended June 30, 2023.

Logistics. For the six months ended June 30, 2023, our logistics Adjusted Gross Margin was $50.6 million, an increase of $7.0 million compared to $43.6 million for the six months ended June 30, 2022. The increase was primarily due to increased revenues from third party services and a 10% increase in throughput across our Washington assets, partially offset by a 36% increase in cost of sales driven primarily by higher marine vessel fees and fuel costs.
Retail. For the six months ended June 30, 2023, our retail Adjusted Gross Margin was $76.6 million, an increase of $23.0 million compared to $53.6 million for the six months ended June 30, 2022. The increase was primarily due to an increase in fuel margins, higher fuel sales volumes, and increased merchandise sales.
Discussion of Consolidated Results
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Revenues. For the three months ended June 30, 2023, revenues were $1.8 billion, a $0.3 billion decrease compared to $2.1 billion for the three months ended June 30, 2022. The decrease was primarily due to the decrease in crude prices and average product crack spreads discussed below, partially offset by a $0.2 billion contribution from the Billings Acquisition and a 4% increase in refining sales volumes across our legacy refinery portfolio during the quarter. Average Brent crude oil prices declined 31% and average WTI crude oil prices declined 32% during the second quarter of 2023 compared to the second quarter of 2022. The 3-1-2 Singapore Crack Spread, RVO Adjusted Pacific Northwest 3-1-1-1, and RVO Adjusted USGC 3-2-1 declined 63%, 47%, and 49%, respectively, compared to the second quarter of 2022. Please read our key operating statistics for further information. Revenues at our retail segment increased $1.2 million primarily due to a 14% increase in volumes and a 13% increase in merchandise sales, partially offset by a 13% decline in fuel prices.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2023, cost of revenues (excluding depreciation) was $1.6 billion, a decrease of $0.2 billion when compared to $1.8 billion for the three months ended June 30, 2022. The decrease was primarily driven by decreased crude oil prices as described above and lower purchased product costs, partially offset by a $0.2 billion contribution from the Billings Acquisition. Cost of sales at our retail segment decreased $10 million primarily driven by a decrease in fuel costs.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2023, operating expense (excluding depreciation) was $101.8 million, a $20.9 million increase when compared to $80.9 million for the three months ended June 30, 2022. $15.3 million of the increase was driven by the Billings Acquisition. Additional drivers of the increase were higher utility and maintenance costs and increased employee costs.

Depreciation and Amortization. For the three months ended June 30, 2023, D&A was $28.2 million, an increase of $2.6 million compared to $25.6 million for the three months ended June 30, 2022. The increase was primarily driven by the $3.5 million of D&A attributable to the Billings Acquisition.
General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2023, general and administrative expense (excluding depreciation) was $23.2 million, an increase of $7.8 million compared to $15.4 million for the three months ended June 30, 2022. The increase was primarily due to an increase in employee costs, costs related to the Billings Acquisition, and renewable development activities.
Equity earnings from refining and logistics investments. During the three months ended June 30, 2023, Equity (earnings) from refining and logistics investments were $0.4 million related to YPLC. Please read Note 3—Refining and Logistics Equity Investments for further information.
Acquisition and Integration Expense. During the three months ended June 30, 2023, we incurred $7.3 million of acquisition and integration costs related to the Billings Acquisition, compared to immaterial acquisition and integration costs for the three months ended June 30, 2022. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the three months ended June 30, 2023, Par West redevelopment and other costs were $2.6 million, an increase of $1.1 million compared to $1.5 million for the three months ended June 30, 2022, primarily due to higher redevelopment costs.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2023, our interest expense and financing costs were $14.9 million, a decrease of $3.3 million compared to $18.2 million for the three months ended June 30, 2022. The decrease was primarily due to a $4.7 million increase in interest income, partially offset by an increase in interest expense due to higher outstanding debt balances. Please read Note 9—Inventory Financing Agreements and Note 11—Debt for further information.
Debt Extinguishment and Commitment Costs. For the three months ended June 30, 2022, our debt extinguishment and commitment costs were $5.7 million and primarily represented extinguishment costs associated with the redemption of $36.9 million of 12.875% Senior Secured Notes in second quarter of 2022. For the three months ended June 30, 2023, debt extinguishment and commitment costs were immaterial. Please read Note 11—Debt to our condensed consolidated financial statements for further information.
Income Taxes. For the three months ended June 30, 2023, we recorded income tax expense of $1.9 million primarily related to increased taxable income and higher apportionment factors in the states in which we pay taxes. For the three months ended June 30, 2022, we recorded an income tax expense of $1.1 million primarily related to increased taxable income.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Revenues. For the six months ended June 30, 2023, revenues were $3.5 billion, relatively consistent with $3.5 billion for the six months ended June 30, 2022. The Billings Acquisition contributed revenues of $0.2 billion in the first month under our ownership. When comparing our legacy refining operations, there was a decrease of $0.2 billion in third-party revenues at our refining segment, $0.6 billion related to lower crude oil prices, partially offset by a 12% increase in refining sales volumes across our legacy refining locations. Average Brent crude oil prices declined 24% and average WTI crude oil prices declined 27% as compared to the prior period. Revenues at our retail segment increased $16.9 million primarily due to an 11% increase in volumes, partially offset by a 6% decrease in fuel prices. Revenues at our at Logistics segment increased $3.2 million primarily due to a 2% increase in Hawaii throughput.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2023, cost of revenues (excluding depreciation) was $2.9 billion, a $0.3 billion decrease compared to $3.2 billion for the six months ended June 30, 2022, inclusive of a $0.2 billion contribution from the Billings Refinery. A $0.6 billion decrease within our legacy refining portfolio was primarily due to decreases in Brent and WTI crude oil prices as discussed above, coupled with $0.3 billion lower intermediation costs and $0.2 billion lower environmental costs, partially offset by $0.2 billion related to higher refining sales volumes, $0.2 billion related to higher purchased products.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2023, operating expense (excluding depreciation) was $185.0 million, an increase of $24.1 million compared to $160.9 million for the six months ended June 30, 2022. The increase was primarily driven by $15.3 million attributable to the Billings Acquisition, coupled with $2.5 million higher employee costs and $2.0 million higher utility and maintenance expenses.

Depreciation and Amortization. For the six months ended June 30, 2023, D&A was $52.6 million, an increase of $3.2 million compared to $49.4 million for the six months ended June 30, 2022. The increase was primarily driven by the $3.5 million contribution from the Billings Acquisition.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2023, general and administrative expense (excluding depreciation) was $42.5 million, an increase of $11.2 million compared to $31.3 million for the six months ended June 30, 2022. The increase was primarily due to an increase in employee costs, costs related to the Billings Acquisition, and renewable development activities.
Equity earnings from refining and logistics investments. For the six months ended June 30, 2023, equity earnings from refining and logistics investments were $0.4 million. As part of the Billings Acquisition, we acquired a 65% limited partnership ownership interest in YELP and a 40% ownership interest in YPLC. Our proportionate share of YPLC’s net income was $0.4 million. There was no equity earnings from YELP for the three and six months ended June 30, 2023. Please read Note 3—Refining and Logistics Equity Investments for additional information.
Acquisition and Integration Expense. For the six months ended June 30, 2023, we incurred $12.5 million of acquisition and integration costs and primarily related to the Billings Acquisition. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the six months ended June 30, 2023, Par West redevelopment and other costs were $5.4 million, an increase of $2.5 million compared to $2.9 million for the six months ended June 30, 2022, associated with the operation and decommissioning of our Par West facility. The increase was primarily due to additional redevelopment costs of $2.3 million.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2023, our interest expense and financing costs were $31.2 million, a decrease of $3.3 million when compared to $34.5 million for the six months ended June 30, 2022. The decrease was primarily due to an increase in interest income of $6.9 million, partially offset by an increase in interest expense due to higher outstanding debt balances.
Debt Extinguishment and Commitment Costs. For the six months ended June 30, 2023, we incurred debt extinguishment and commitment costs of $17.7 million in connection with the refinancing of our long-term debt in the first quarter of 2023. Please read Note 11—Debt for further information. For the six months ended June 30, 2022, our debt extinguishment and commitment costs were $5.7 million and primarily represented extinguishment costs associated with the redemption of $36.9 million of 12.875% Senior Secured Notes in second quarter of 2022.
Equity Earnings from Laramie Energy, LLC. For the six months ended June 30, 2023, equity earnings from Laramie Energy, LLC were $10.7 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. There were no equity earnings from our investment in Laramie Energy, LLC, for the three months ended June 30, 2023 and six months ended June 30, 2022. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the six months ended June 30, 2023, we recorded an income tax expense of $2.1 million primarily related to increased taxable income and higher apportionment factors in the states in which we pay taxes. For the six months ended June 30, 2022, we recorded an income tax expense of $0.7 million primarily related to increased taxable income.

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

	As of June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$7,191	$183,732	$28	$190,951
Restricted cash	336	3,670	—	4,006
Trade accounts receivable	—	401,711	375	402,086
Inventories	—	1,241,494	—	1,241,494
Prepaid and other current assets	3,049	52,140	(375)	54,814
Due from related parties	355,102	—	(355,102)	—
Total current assets	365,678	1,882,747	(355,074)	1,893,351
Property, plant, and equipment
Property, plant, and equipment	21,043	1,492,021	3,955	1,517,019
Less accumulated depreciation and amortization	(15,784)	(407,760)	(3,216)	(426,760)
Property, plant, and equipment, net	5,259	1,084,261	739	1,090,259
Long-term assets
Operating lease right-of-use assets	2,324	328,540	—	330,864
Refining and logistics equity investments	—	—	84,425	84,425
Investment in subsidiaries	657,524	—	(657,524)	—
Intangible assets, net	—	12,247	—	12,247
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	68,823	—	69,549
Total assets	$1,031,511	$3,503,296	$(924,837)	$3,609,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,353	$—	$4,353
Obligations under inventory financing agreements	—	783,622	—	783,622
Accounts payable	7,125	344,195	—	351,320
Accrued taxes	22	48,452	—	48,474
Operating lease liabilities	783	68,270	—	69,053
Other accrued liabilities	496	514,321	(1,686)	513,131
Due to related parties	100,986	153,514	(254,500)	—
Total current liabilities	109,412	1,916,727	(256,186)	1,769,953
Long-term liabilities
Long-term debt, net of current maturities	—	574,762	—	574,762
Finance lease liabilities	—	10,839	(4,330)	6,509
Operating lease liabilities	2,788	268,176	—	270,964
Other liabilities	—	101,111	(32,640)	68,471
Total liabilities	112,200	2,871,615	(293,156)	2,690,659
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	610	—	—	610
Additional paid-in capital	845,979	314,686	(314,686)	845,979
Accumulated earnings (deficit)	64,615	310,996	(310,996)	64,615
Accumulated other comprehensive income (loss)	8,107	5,999	(5,999)	8,107
Total stockholders’ equity	919,311	631,681	(631,681)	919,311
Total liabilities and stockholders’ equity	$1,031,511	$3,503,296	$(924,837)	$3,609,970

	As of December 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,547	$488,350	$28	$490,925
Restricted cash	331	3,670	—	4,001
Trade accounts receivable	—	252,816	69	252,885
Inventories	—	1,041,983	—	1,041,983
Prepaid and other current assets	2,229	89,883	(69)	92,043
Due from related parties	229,431	—	(229,431)	—
Total current assets	234,538	1,876,702	(229,403)	1,881,837
Property, plant, and equipment
Property, plant, and equipment	19,865	1,200,747	3,955	1,224,567
Less accumulated depreciation and amortization	(14,967)	(370,643)	(3,123)	(388,733)
Property, plant, and equipment, net	4,898	830,104	832	835,834
Long-term assets
Operating lease right-of-use assets	2,649	348,112	—	350,761
Investment in subsidiaries	487,943	—	(487,943)	—
Intangible assets, net	—	13,577	—	13,577
Goodwill	—	126,727	2,598	129,325
Other long-term assets	723	72,721	(4,131)	69,313
Total assets	$730,751	$3,267,943	$(718,047)	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,956	$—	$10,956
Obligations under inventory financing agreements	—	893,065	—	893,065
Accounts payable	4,176	147,219	—	151,395
Accrued taxes	47	32,052	—	32,099
Operating lease liabilities	787	65,294	—	66,081
Other accrued liabilities	511	639,396	587	640,494
Due to related parties	77,420	118,139	(195,559)	—
Total current liabilities	82,941	1,906,121	(194,972)	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	—	494,576	—	494,576
Finance lease liabilities	—	10,710	(4,399)	6,311
Operating lease liabilities	3,273	289,428	—	292,701
Other liabilities	—	46,922	1,510	48,432
Total liabilities	86,214	2,747,757	(197,861)	2,636,110
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	604	—	—	604
Additional paid-in capital	836,491	409,686	(409,686)	836,491
Accumulated earnings (deficit)	(200,687)	104,479	(104,479)	(200,687)
Accumulated other comprehensive income (loss)	8,129	6,021	(6,021)	8,129
Total stockholders’ equity	644,537	520,186	(520,186)	644,537
Total liabilities and stockholders’ equity	$730,751	$3,267,943	$(718,047)	$3,280,647

	Three Months Ended June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,783,875	$52	$1,783,927

Operating expenses
Cost of revenues (excluding depreciation)	—	1,574,806	—	1,574,806
Operating expense (excluding depreciation)	—	101,843	—	101,843
Depreciation and amortization	443	27,727	46	28,216
Loss on sale of assets, net	—	—	—	—
General and administrative expense (excluding depreciation)	8,459	14,710	(1)	23,168
Equity (earnings) from refining and logistics investments	—	—	(425)	(425)
Acquisition and integration costs (2)	(5,271)	12,544	—	7,273
Par West redevelopment and other costs	—	2,613	—	2,613
Total operating expenses	3,631	1,734,243	(380)	1,737,494

Operating income (loss)	(3,631)	49,632	432	46,433

Other income (expense)
Interest expense and financing costs, net	(18)	(14,982)	91	(14,909)
Debt extinguishment and commitment costs	—	38	—	38
Other income (expense), net	41	337	1	379
Equity earnings (losses) from subsidiaries	34,389	—	(34,389)	—
Equity earnings from Laramie Energy, LLC	—	—	—	—
Total other income (expense), net	34,412	(14,607)	(34,297)	(14,492)

Income (loss) before income taxes	30,781	35,025	(33,865)	31,941
Income tax benefit (expense) (1)	(768)	(8,820)	7,660	(1,928)
Net income (loss)	$30,013	$26,205	$(26,205)	$30,013

Adjusted EBITDA	$(7,942)	$158,086	$686	$150,830

	Three Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,106,284	$48	$2,106,332

Operating expenses
Cost of revenues (excluding depreciation)	—	1,808,925	—	1,808,925
Operating expense (excluding depreciation)	—	80,865	—	80,865
Depreciation and amortization	576	24,960	47	25,583
Loss on sale of assets, net	27	(12)	—	15
General and administrative expense (excluding depreciation)	4,756	10,682	—	15,438
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	1,477	—	1,477
Total operating expenses	5,359	1,926,897	47	1,932,303

Operating income	(5,359)	179,387	1	174,029

Other income (expense)
Interest expense and financing costs, net	(4)	(18,242)	92	(18,154)
Debt extinguishment and commitment costs	—	(5,672)	—	(5,672)
Other income (expense), net	3	44	—	47
Equity earnings (losses) from subsidiaries	154,484	—	(154,484)	—
Total other income (expense), net	154,483	(23,870)	(154,392)	(23,779)

Income (loss) before income taxes	149,124	155,517	(154,391)	150,250
Income tax benefit (expense) (1)	—	(38,096)	36,971	(1,125)
Net income (loss)	$149,124	$117,421	$(117,420)	$149,125

Adjusted EBITDA	$(4,753)	$246,798	$48	$242,093

	Six Months Ended June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,469,072	$64	$3,469,136

Operating expenses
Cost of revenues (excluding depreciation)	—	2,863,826	—	2,863,826
Operating expense (excluding depreciation)	—	184,963	—	184,963
Depreciation and amortization	816	51,666	94	52,576
Loss on sale of assets, net	—	—	—	—
General and administrative expense (excluding depreciation)	14,309	28,146	(1)	42,454
Equity (earnings) from refining and logistics investments	—	—	(425)	(425)
Acquisition and integration costs	—	12,544	—	12,544
Par West redevelopment and other costs	—	5,363	—	5,363
Total operating expenses	15,125	3,146,508	(332)	3,161,301

Operating income (loss)	(15,125)	322,564	396	307,835

Other income (expense)
Interest expense and financing costs, net	(26)	(31,315)	182	(31,159)
Debt extinguishment and commitment costs	—	(17,682)	—	(17,682)
Other income (expense), net	34	310	—	344
Equity earnings (losses) from subsidiaries	283,933	—	(283,933)	—
Equity earnings from Laramie Energy, LLC	—	—	10,706	10,706
Total other income (expense), net	283,941	(48,687)	(273,045)	(37,791)

Income (loss) before income taxes	268,816	273,877	(272,649)	270,044
Income tax benefit (expense) (1)	(913)	(67,360)	66,132	(2,141)
Net income (loss)	$267,903	$206,517	$(206,517)	$267,903

Adjusted EBITDA	$(13,799)	$331,567	$697	$318,465

	Six Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,456,564	$61	$3,456,625

Operating expenses
Cost of revenues (excluding depreciation)	—	3,159,174	—	3,159,174
Operating expense (excluding depreciation)	—	160,881	—	160,881
Depreciation and amortization	1,204	48,063	96	49,363
Loss on sale of assets, net	27	(12)	—	15
General and administrative expense (excluding depreciation)	8,934	22,397	—	31,331
Acquisition and integration costs	63	—	—	63
Par West redevelopment and other costs	—	2,865	—	2,865
Total operating expenses	10,228	3,393,368	96	3,403,692

Operating income	(10,228)	63,196	(35)	52,933

Other income (expense)
Interest expense and financing costs, net	(9)	(34,725)	186	(34,548)
Debt extinguishment and commitment costs	—	(5,672)	—	(5,672)
Other income (expense), net	(4)	53	—	49
Equity earnings (losses) from subsidiaries	22,315	—	(22,315)	—
Total other income (expense), net	22,302	(40,344)	(22,129)	(40,171)

Income (loss) before income taxes	12,074	22,852	(22,164)	12,762
Income tax benefit (expense) (1)	—	(5,699)	5,011	(688)
Net income (loss)	$12,074	$17,153	$(17,153)	$12,074

Adjusted EBITDA	$(8,587)	$263,003	$61	$254,477
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
(2) The acquisition and integration expense related to the Billings Acquisition was pushed down from the Parent Guarantor to the Issuer and Subsidiaries upon consummation of the transaction.

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$30,013	$26,205	$(26,205)	$30,013
Inventory valuation adjustment	—	33,118	—	33,118
Environmental obligation mark-to-market adjustments	—	9,343	—	9,343
Unrealized loss on derivatives	—	22,178	—	22,178
Acquisition and integration costs	(5,271)	12,544	—	7,273
Par West redevelopment and other costs	—	2,613	—	2,613
Debt extinguishment and commitment costs	—	(38)	—	(38)
Severance costs	476	594	—	1,070
Depreciation and amortization	443	27,727	46	28,216
Interest expense and financing costs, net	18	14,982	(91)	14,909
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	(34,389)	—	34,389	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	207	207
Income tax expense (benefit)	768	8,820	(7,660)	1,928
Adjusted EBITDA (1)	$(7,942)	$158,086	$686	$150,830

	Three Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$149,124	$117,421	$(117,420)	$149,125
Inventory valuation adjustment	—	(7,557)	—	(7,557)
Environmental obligation mark-to-market adjustments	—	78,548	—	78,548
Unrealized loss (gain) on derivatives	—	(28,607)	—	(28,607)
Acquisition and integration costs	—	—	—	—
Debt extinguishment and commitment costs	—	5,672	—	5,672
Severance costs	—	35	—	35
Loss on sale of assets, net	27	(12)	—	15
Depreciation and amortization	576	24,960	47	25,583
Interest expense and financing costs, net	4	18,242	(92)	18,154
Equity losses (income) from subsidiaries	(154,484)	—	154,484	—
Income tax expense (benefit)	—	38,096	(36,971)	1,125
Adjusted EBITDA (1)	$(4,753)	$246,798	$48	$242,093

	Six Months Ended June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$267,903	$206,517	$(206,517)	$267,903
Inventory valuation adjustment	—	53,976	—	53,976
Environmental obligation mark-to-market adjustments	—	(123,958)	—	(123,958)
Unrealized loss on derivatives	—	8,508	—	8,508
Acquisition and integration costs	—	12,544	—	12,544
Par West redevelopment and other costs	—	5,363	—	5,363
Debt extinguishment and commitment costs	—	17,682	—	17,682
Severance costs	476	594	—	1,070
Depreciation and amortization	816	51,666	94	52,576
Interest expense and financing costs, net	26	31,315	(182)	31,159
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	(10,706)
Equity losses (income) from subsidiaries	(283,933)	—	283,933	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	207	207
Income tax expense	913	67,360	(66,132)	2,141
Adjusted EBITDA (1)	$(13,799)	$331,567	$697	$318,465

	Six Months Ended June 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$12,074	$17,153	$(17,153)	$12,074
Inventory valuation adjustment	—	73,096	—	73,096
Environmental obligation mark-to-market adjustments	—	89,850	—	89,850
Unrealized loss (gain) on derivatives	—	(13,155)	—	(13,155)
Acquisition and integration costs	63	—	—	63
Debt extinguishment and commitment costs	—	5,672	—	5,672
Severance costs	351	1,912	—	2,263
Loss on sale of assets, net	27	(12)	—	15
Depreciation and amortization	1,204	48,063	96	49,363
Interest expense and financing costs, net	9	34,725	(186)	34,548
Equity losses (income) from subsidiaries	(22,315)	—	22,315	—
Income tax expense (benefit)	—	5,699	(5,011)	688
Adjusted EBITDA (1)	$(8,587)	$263,003	$61	$254,477
________________________________________
(1)For the three and six months ended June 30, 2023 and 2022, there was no LIFO liquidation adjustment, change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, or our share of Laramie Energy’s unrealized loss (gain) on derivatives. For the three and six months ended June 30, 2022, there was no Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments.

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
Our liquidity position as of June 30, 2023 was $464.4 million and consisted of $457.1 million at Par Petroleum, LLC and subsidiaries, $7.2 million at Par Pacific Holdings, Inc., and $0.1 million at all our other subsidiaries.
As of June 30, 2023, we had access to the ABL Credit Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $191.0 million. In addition, we have the Supply and Offtake Agreement with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness. On June 1, 2023 we closed the Billings Acquisition; please read Note 5—Acquisitions for further information. On April 26, 2023, we terminated the Prior ABL Credit Facility with certain lenders and Bank of America and entered into a new ABL Credit Facility. Please read Note 11—Debt for further information about the ABL Credit Facility. On July 26, 2023, we entered into a new LC Facility. Please read Note 20—Subsequent Events for further information about the LC Facility.
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

Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$312,240	$27,657
Net cash used in investing activities	(626,021)	(28,952)
Net cash provided by financing activities	13,812	75,252
Cash flows for the six months ended June 30, 2023
Net cash provided by operating activities for the six months ended June 30, 2023 was driven primarily by net income of $267.9 million, non-cash charges to operations and non-operating items of approximately $76.1 million, and net cash used for changes in operating assets and liabilities of approximately $31.8 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $52.6 million,
•	debt commitment and extinguishment costs of $17.7 million,
•	unrealized loss on derivatives contracts of $7.6 million, and
•	stock based compensation costs of $6.1 million,

partially offset by:
•	gain of $10.7 million from our equity investment in Laramie Energy.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an increase in our accounts receivable due to the Billings Acquisition,
•	a decrease in gross environmental credit obligations primarily related to retirements of a portion of our prior year obligations, partially offset by increased current period obligations
•	a decrease in our inventory financing agreement obligations.

partially offset by:
•	an increase in our and accounts payable, and
•	an increase in inventory driven by Washington CCA assets, partially offset by lower crude oil and refined product prices and lower inventory volumes at our Hawaii refinery.
Net cash used in investing activities for the six months ended June 30, 2023 consisted primarily of:

•	$608.2 million for the Billings Acquisition, and
•
$30.7 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, including construction of a flagship retail store in Washington, improved crude processing equipment at our Hawaii refinery, a co-processing unit at our Tacoma refinery, and various IT infrastructure improvements, partially offset by:
•	a $10.7 million cash distribution received from Laramie Energy in the first quarter of 2023.
Net cash provided by financing activities was approximately $13.8 million for the six months ended June 30, 2023 and consisted primarily of the following activities:

•	net borrowings of debt of $61.3 million primarily driven by the refinancing and consolidation of our debt,

partially offset by:
•	net repayment under the J. Aron Discretionary Draw Facility and MLC receivable advances of $31.4 million, and
•	aggregate payments of $17.9 million of deferred loan costs and debt extinguishment costs, related to our debt refinancing.
Cash flows for the six months ended June 30, 2022
Net cash provided by operating activities for the six months ended June 30, 2022, was driven primarily by non-cash charges to operations of approximately $49.9 million and net income of $12.1 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $34.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $49.4 million,
•	stock based compensation costs of $5.8 million, and
•	debt commitment and extinguishment costs of $5.7 million,

partially offset by:
•	unrealized loss on derivatives contracts of $13.2 million.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery, and
•	increase in prepaid and other primarily driven by $66.1 million increase in collateral posted with broker to support commodity derivative positions,

partially offset by:
•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable, and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices.
Net cash used in investing activities for the six months ended June 30, 2022 consisted primarily of:

•
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

Net cash provided by financing activities was approximately $75.3 million for the six months ended June 30, 2022 and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $142.3 million,

partially offset by:
•	net repayments of debt of $57.0 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and
•	repurchases of common stock of $6.5 million.
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, outside the ordinary course of business except as follows:
Debt Refinancing. On February 28, 2023, we entered into the Term Loan Credit Agreement. The proceeds were used to repurchase and cancel the then-outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and terminate and repay all amounts outstanding under the Term Loan B Facility. As a result of this refinancing, our debt maturity was extended from 2026 to 2030 and, using interest rates that were in effect at March 31, 2023, our estimated undiscounted future interest payments increased to $295 million. Please read Note 11—Debt for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the six months ended June 30, 2023.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the conflict between Russia and Ukraine and certain developments in the global crude oil markets on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about future events; our ability to integrate the recently acquired ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”) into our existing business, the anticipated synergies and other benefits of the Acquisition, including renewable growth opportunities; anticipated liabilities and costs associated with the Acquisition; the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2023 of 162 thousand bpd, would change annualized operating income by approximately $58.4 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at June 30, 2023, will settle by December 2024. Based on our net open positions at June 30, 2023, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $2.8 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we consumed approximately 142 thousand bpd of crude oil during the refining process across all our refineries. We internally consumed approximately 3% of this throughput in the refining process during the three and six months ended June 30, 2023, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 12—Derivatives to our condensed consolidated financial statements for more information.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our RVO is based on a percentage of our Hawaii, Wyoming, Washington, and Montana refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. On June 3, 2022, the EPA finalized the 2021 and 2022 RVOs, reduced the existing 2020 RVO, denied 69 small refinery exemption petitions including ours, and proposed that certain small refineries be permitted to use an alternative RIN retirement schedule for their 2019-2020 compliance obligations. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when we deem the price of these instruments to be favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with Washington CCA and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington CCA and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable.
Interest Rate Risk
As of June 30, 2023, we had $589.6 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on the three-month London Interbank Offered Rate (“LIBOR”) and SOFR, respectively. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $0.9 million and $8.1 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2023 we had entered into an interest rate collar at a cap of 5.50% and floor of 2.295%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 12—Derivatives for more information.
We have one contract that references LIBOR as of June 30, 2023. Effective July 1, 2023, this facility will reference daily SOFR. Please read Note 11—Debt for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Other than the acquisition of ExxonMobil’s Billings refinery, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Billings refinery operations, control processes and information systems into our systems and control environment and will include them in scope for the year ending December 31, 2024. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 15—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
There have been no material changes from the risks factors included under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risk factors discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility and Term Loan Credit Agreement our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2023:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2023	1,046	$23.08	—	$43,454,006
May 1 - May 31, 2023	—	—	—	43,454,006
June 1 - June 30, 2023	127,003	23.93	110.495	43,343,511
Total	128,049	$23.92	110.495
________________________________________________
(1)On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. Shares repurchased that were not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2023, no director of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

2.12
First Amendment to Equity and Asset Purchase Agreement dated as of June 1, 2023, by and among Exxon Mobil Corporation, ExxonMobil Oil Corporation and ExxonMobil Pipeline Company, LLC, as sellers, and Par Montana, LLC, Par Montana Holdings, LLC, and Par Rocky Mountain Midstream, LLC, as purchaser entities, and solely for the limited purposes set forth therein, Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023.

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

10.2
First Amendment to Asset-Based Revolving Credit Agreement, dated as of May 30, 2023, by and among Par Pacific Holdings, Inc., as Holdings, Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Montana, LLC and Par Rocky Mountain Midstream, LLC, as Borrowers, Wells Fargo Bank, National Association, as Agent, Issuing Bank, and Swing Lender, the lenders party thereto, as the Lenders, and the other issuing banks party thereto, as Issuing Banks, and Wells Fargo Bank, National Association, Bank of America, N.A., Goldman Sachs Bank USA, MUFG Bank, LTD and Fifth Third Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023.

10.3
Thirty-First Amendment to First Lien ISDA 2002 Master Agreement, entered into as of April 26, 2023, by and between U.S. Oil & Refining Co. and Merrill Lynch Commodities, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2023.

10.4
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of June 21, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2023.

10.5
Uncommitted Credit Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, as borrower, each of the lenders and letter of credit issuers listed on the signature pages thereof, MUFG Bank, Ltd., as administrative agent for the lenders, sub-collateral agent, as joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, solely in its capacity as collateral agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.6	Parent Guaranty, dated as of July 26, 2023, made by Par Petroleum, LLC, as guarantor. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.7
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.8
Third Amended and Restated Pledge and Security Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, J. Aron & Company LLC, MUFG Bank, Ltd., and U.S. Bank Trust Company, National Association, as collateral agent. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.9
Collateral Agency and Intermediation Rights Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, MUFG Bank, Ltd., J. Aron & Company LLC, and U.S. Bank Trust Company, National Association, as collateral agent. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

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

Date: August 9, 2023