Form 10-Q
period 2023-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2023-11-08
CIK 821483

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
For the quarterly period ended September 30, 2023

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

60,499,678 shares of Common Stock, $0.01 par value, were outstanding as of November 1, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$347,105	$490,925
Restricted cash	18,475	4,001
Total cash, cash equivalents, and restricted cash	365,580	494,926
Trade accounts receivable, net of allowances of $0.1 million and $0.3 million at September 30, 2023 and December 31, 2022, respectively	527,442	252,885
Inventories	1,227,329	1,041,983
Prepaid and other current assets	57,403	92,043
Total current assets	2,177,754	1,881,837
Property, plant, and equipment
Property, plant, and equipment	1,544,375	1,224,567
Less accumulated depreciation and amortization	(455,525)	(388,733)
Property, plant, and equipment, net	1,088,850	835,834
Long-term assets
Operating lease right-of-use assets	329,428	350,761
Refining and logistics equity investments	82,800	—
Intangible assets, net	11,583	13,577
Goodwill	129,275	129,325
Other long-term assets	69,063	69,313
Total assets	$3,888,753	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,287	$10,956
Obligations under inventory financing agreements	841,838	893,065
Accounts payable	519,933	151,395
Accrued taxes	50,283	32,099
Operating lease liabilities	71,626	66,081
Other accrued liabilities	451,621	640,494
Total current liabilities	1,939,588	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	532,653	494,576
Finance lease liabilities	8,178	6,311
Operating lease liabilities	266,982	292,701
Other liabilities	70,093	48,432
Total liabilities	2,817,494	2,636,110
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022, 60,518,417 shares and 60,470,837 shares issued at September 30, 2023 and December 31, 2022, respectively	605	604
Additional paid-in capital	853,835	836,491
Accumulated earnings (deficit)	208,724	(200,687)
Accumulated other comprehensive income	8,095	8,129
Total stockholders’ equity	1,071,259	644,537
Total liabilities and stockholders’ equity	$3,888,753	$3,280,647

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$2,579,308	$2,056,285	$6,048,444	$5,512,910

Operating expenses
Cost of revenues (excluding depreciation)	2,174,385	1,642,626	5,038,211	4,801,800
Operating expense (excluding depreciation)	145,183	85,513	330,146	246,394
Depreciation and amortization	35,311	25,125	87,887	74,488
General and administrative expense (excluding depreciation)	23,694	16,219	66,148	47,550
Equity earnings from refining and logistics investments	(3,934)	—	(4,359)	—
Acquisition and integration costs	4,669	—	17,213	63
Par West redevelopment and other costs	3,127	2,816	8,490	5,681
Gain on sale of assets, net	—	(185)	—	(170)
Total operating expenses	2,382,435	1,772,114	5,543,736	5,175,806

Operating income	196,873	284,171	504,708	337,104

Other income (expense)
Interest expense and financing costs, net	(20,815)	(16,852)	(51,974)	(51,400)
Debt extinguishment and commitment costs	—	343	(17,682)	(5,329)
Other income (loss), net	(43)	(198)	301	(149)
Equity earnings from Laramie Energy, LLC	—	—	10,706	—
Total other expense, net	(20,858)	(16,707)	(58,649)	(56,878)

Income before income taxes	176,015	267,464	446,059	280,226
Income tax expense	(4,600)	(68)	(6,741)	(756)
Net income	$171,415	$267,396	$439,318	$279,470

Income per share
Basic	$2.85	$4.49	$7.29	$4.70
Diluted	$2.79	$4.47	$7.18	$4.68
Weighted-average number of shares outstanding
Basic	60,223	59,535	60,241	59,481
Diluted	61,404	59,831	61,144	59,710

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$171,415	$267,396	$439,318	$279,470
Other comprehensive income (loss):
Other post-retirement benefits loss, net of tax	(12)	—	(34)	—
Total other comprehensive income (loss), net of tax	(12)	—	(34)	—
Comprehensive income (loss)	$171,403	$267,396	$439,284	$279,470

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Income	$439,318	$279,470
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,887	74,488
Debt extinguishment and commitment costs	17,682	5,329
Non-cash interest expense	2,886	3,170
Non-cash lower of cost and net realizable value adjustment	—	(463)
Deferred taxes	3,676	682
Gain on sale of assets, net	—	(170)
Stock-based compensation	8,956	7,382
Unrealized gain on derivative contracts	(1,152)	(10,151)
Equity earnings from Laramie Energy, LLC	(10,706)	—
Equity earnings from refining and logistics investments	(4,359)	—
Dividends received from refining and logistics investments	1,528	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(272,556)	(91,413)
Prepaid and other assets	17,325	(83,483)
Inventories	113,606	(124,405)
Deferred turnaround expenditures	(4,178)	(29,595)
Obligations under inventory financing agreements	1,128	78,136
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	180,404	260,076
Net cash provided by operating activities	581,445	369,053
Cash flows from investing activities:
Acquisition of business	(595,420)	—
Capital expenditures	(53,718)	(38,058)
Proceeds from sale of assets and other	50	397
Return of capital from Laramie Energy, LLC	10,706	—
Return of capital from refining and logistics investments	6,630	—
Net cash used in investing activities	(631,752)	(37,661)
Cash flows from financing activities:
Proceeds from borrowings	913,768	369,163
Repayments of borrowings	(901,094)	(441,434)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(52,355)	48,211
Payment of deferred loan costs	(12,037)	—
Purchase of common stock for retirement	(32,210)	(7,330)
Exercise of stock options	13,014	—
Payments for debt extinguishment and commitment costs	(8,742)	(3,483)
Other financing activities, net	617	351
Net cash used in financing activities	(79,039)	(34,522)
Net increase in cash, cash equivalents, and restricted cash	(129,346)	296,870
Cash, cash equivalents, and restricted cash at beginning of period	494,926	116,221
Cash, cash equivalents, and restricted cash at end of period	$365,580	$413,091
Supplemental cash flow information:
Net cash paid for:
Interest	$(58,248)	$(43,161)
Taxes	(2,187)	(9)
Non-cash investing and financing activities:
Accrued capital expenditures	$9,781	$6,280
ROU assets obtained in exchange for new finance lease liabilities	3,021	594
ROU assets obtained in exchange for new operating lease liabilities	35,822	19,014
ROU assets terminated in exchange for release from operating lease liabilities	1,439	32,902

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Stock-based compensation	412	3	3,655	—	—	3,658
Purchase of common stock for retirement	(462)	(4)	(1,431)	(4,955)	—	(6,390)
Net loss	—	—	—	(137,051)	—	(137,051)
Balance, March 31, 2022	60,112	601	823,937	(701,123)	2,502	125,917
Issuance of common stock for employee stock purchase plan	41	—	632	—	—	632
Stock-based compensation	3	—	2,017	—	—	2,017
Purchase of common stock for retirement	(1)	—	(94)	—	—	(94)
Exercise of stock options	65	1	1,131	—	—	1,132
Net income	—	—	—	149,125	—	149,125
Balance, June 30, 2022	60,220	602	827,623	(551,998)	2,502	278,729
Stock-based compensation	(2)	—	1,613	—	—	1,613
Purchase of common stock for retirement	(60)	(1)	(41)	(804)	—	(846)
Net income	—	—	—	267,396	—	267,396
Balance, September 30, 2022	60,158	$601	$829,195	$(285,406)	$2,502	$546,892

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537
Stock-based compensation	340	—	2,317	—	—	2,317
Purchase of common stock for retirement	(81)	—	(3,114)	—	—	(3,114)
Exercise of stock options	300	6	6,368	—	—	6,374
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	237,890	—	237,890
Balance, March 31, 2023	61,030	610	842,062	37,203	8,118	887,993
Issuance of common stock for employee stock purchase plan	27	—	726	—	—	726
Stock-based compensation	115	1	3,655	—	—	3,656
Purchase of common stock for retirement	(128)	(1)	(464)	(2,601)	—	(3,066)
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	30,013	—	30,013
Balance, June 30, 2023	61,044	610	845,979	64,615	8,107	919,311
Common stock offering, net of issuance costs	—	—	—	—	—	—
Stock-based compensation	7	3	2,871	—	—	2,874
Purchase of common stock for retirement	(784)	(8)	(1,655)	(27,306)	—	(28,969)
Exercise of stock options	251	—	6,640	—	—	6,640
Other comprehensive loss	—	—	—	—	(12)	(12)
Net income	—	—	—	171,415	—	171,415
Balance, September 30, 2023	60,518	$605	$853,835	$208,724	$8,095	$1,071,259
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

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
As of September 30, 2023, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As noted in the Refining and Logistics discussions above, as of September 30, 2023 through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2023 or 2022.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$7,672	$5,023	$17,693	$15,250
Operating expense	20,632	12,813	49,189	38,893
General and administrative expense	538	637	1,618	2,056
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended September 30,	For the period from June 1 through September 30,
	2023	2023
Beginning balance	$58,019	$—
Acquisition of investment	—	58,019
Equity earnings from YELP	2,740	2,740
Depreciation of basis difference	(348)	(348)
Dividends received	(5,558)	(5,558)
Ending balance	$54,853	$54,853
Yellowstone Pipeline Company
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations.
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended September 30,	For the period from June 1 through September 30,
	2023	2023
Beginning balance	$26,406	$—
Acquisition of investment	—	28,581
Equity earnings from YPLC	1,490	1,915
Accretion of basis difference	51	51
Dividends received	—	(2,600)
Ending balance	$27,947	$27,947
Note 4—Investment in Laramie Energy
Laramie Energy
As of September 30, 2023, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was zero as of September 30, 2023 and December 31, 2022.
Prior to February 21, 2023, Laramie Energy had a term loan agreement which provided a term loan secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy was generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions.
On February 21, 2023, Laramie Energy entered into a new term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its prior term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of September 30, 2023, the term loan had an outstanding balance of $160.0 million.
On March 1, 2023, pursuant to its new term loan agreement, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $10.7 million, which was reflected as

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Return of capital from Laramie Energy, LLC on our condensed consolidated statements of cash flows. We recorded the cash received as Equity earnings from Laramie Energy, LLC on our condensed consolidated statements of operations because the carrying value of our investment in Laramie Energy was zero at the time of such distribution.
Effective February 21, 2023, and concurrent with the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At September 30, 2023, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $76.4 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.
Note 5—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings”), entered into an equity and asset purchase agreement (as amended to include Par Rocky Mountain Midstream, LLC, the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, (ii) the Sellers’ 65% limited partnership equity interest in YELP, and (iii) the Sellers’ 40% equity interest in YPLC for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). The Billings Acquisition enhances our fully integrated downstream network in the upper Rockies and Pacific Northwest. The Billings Acquisition increases scale and geographic diversification on the U.S. mainland and allows for efficient access to alternative markets.
On June 1, 2023, we completed the Billings Acquisition for a total purchase price of approximately $625.4 million, including acquired working capital, consisting of a cash deposit of $30.0 million paid on October 20, 2022 upon execution of the Purchase Agreement and $595.4 million paid at closing on June 1, 2023. The Company funded the Billings Acquisition with cash on hand and borrowings from the ABL Credit Facility (as defined in Note 11—Debt).
We accounted for the Billings Acquisition as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. A summary of the preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Trade accounts receivable	$2,387
Inventories	299,176
Property, plant, and equipment	259,088
Operating lease right-of-use assets	3,562
Investment in refining and logistics subsidiaries	86,600
Other long-term assets	4,094
Total assets (1)	654,907
Current operating lease liabilities	2,081
Other current liabilities	7,056
Environmental liabilities	18,869
Long-term operating lease liabilities	1,481
Total liabilities	29,487
Total	$625,420
_______________________________________________________
(1)We allocated $538.7 million and $116.2 million of total assets to our refining and logistics segments, respectively.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the first part of 2024. The primary areas of the purchase price allocation that are not finalized as of September 30, 2023 relate to inventory, property, plant, and equipment, and the environmental liabilities. During the three months ended September 30, 2023, immaterial purchase price allocation adjustments were recorded related to

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

working capital. Any final valuation adjustments could change the fair values assigned to the assets acquired and liabilities assumed, resulting in a change to our condensed consolidated financial statements, which could be material.
We incurred $0.2 million and $10.6 million of acquisition costs related to the Billings Acquisition for the three and nine months ended September 30, 2023, respectively. These costs are included in Acquisition and integration costs on our condensed consolidated statements of operations.
We assumed certain environmental liabilities associated with the Billings Acquisition, including costs related to hazardous waste corrective measures, ground and surface water sampling and monitoring. We expect to incur these costs over a 20 to 30 year period.
The results of operations of the Montana refinery, newly acquired logistics assets in the Rockies region, and YELP and YPLC equity investments were included in our results beginning on June 1, 2023. For the three and nine months ended September 30, 2023, our results of operations included revenues of $839.9 million and $1,057.0 million, respectively, and net income of $68.2 million and $52.6 million, respectively, related to these assets. The following unaudited pro forma financial information presents our consolidated revenues and net income as if the Billings Acquisition had been completed on January 1, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Revenues	$6,989,310	$7,599,525
Net income	592,970	261,796
These pro forma results were based on estimates and assumptions that we believe are reasonable. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Billings Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Pro forma adjustments include (i) incremental depreciation resulting from the estimated fair value of property, plant, and equipment acquired, (ii) transaction costs which were shifted from the nine months ended September 30, 2023 to the nine months ended September 30, 2022 and (iii) elimination of historical transactions between Par and the Montana assets.
Note 6—Revenue Recognition
As of September 30, 2023 and December 31, 2022, receivables from contracts with customers were $471.6 million and $242.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $35.1 million and $11.5 million as of September 30, 2023 and December 31, 2022, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$952,981	$—	$116,629
Distillates (1)	1,016,470	—	13,848
Other refined products (2)	482,146	—	—
Merchandise	—	—	27,339
Transportation and terminalling services	—	72,839	—
Other revenue	72,558	—	696
Total segment revenues (3)	$2,524,155	$72,839	$158,512

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Three Months Ended September 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$532,864	$—	$118,320
Distillates (1)	861,298	—	13,296
Other refined products (2)	577,665	—	—
Merchandise	—	—	24,800
Transportation and terminalling services	—	54,635	—
Other revenue	2,874	—	969
Total segment revenues (3)	$1,974,701	$54,635	$157,385

Nine Months Ended September 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$2,006,902	$—	$326,082
Distillates (1)	2,495,572	—	37,815
Other refined products (2)	1,272,374	—	—
Merchandise	—	—	76,059
Transportation and terminalling services	—	189,936	—
Other revenue	73,260	—	2,524
Total segment revenues (3)	$5,848,108	$189,936	$442,480

Nine Months Ended September 30, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,548,915	$—	$320,326
Distillates (1)	2,345,982	—	33,030
Other refined products (2)	1,408,126	—	—
Merchandise	—	—	68,522
Transportation and terminalling services	—	147,729	—
Other revenue	15,356	—	2,627
Total segment revenues (3)	$5,318,379	$147,729	$424,505
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 19—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Note 7—Inventories
Inventories at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
September 30, 2023
Crude oil and feedstocks	$268,498	$126,747	$395,245
Refined products and blendstock	379,320	144,942	524,262
Warehouse stock and other (2)	307,822	—	307,822
Total	$955,640	$271,689	$1,227,329

December 31, 2022
Crude oil and feedstocks	$112,082	$265,536	$377,618
Refined products and blendstock	188,040	168,624	356,664
Warehouse stock and other (2)	307,701	—	307,701
Total	$607,823	$434,160	$1,041,983
________________________________________________________
(1)Please read Note 9—Inventory Financing Agreements for further information.
(2)Includes $223.4 million and $258.2 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of September 30, 2023 and December 31, 2022, respectively. RINs and environmental credit obligations of $326.6 million and $549.8 million, reported at market value, are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. If we marked our RINs and environmental credits to fair market value, our net environmental credit obligations would have been $91.1 million and $152.6 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, there was no reserve for the lower of cost or net realizable value of inventory. As of September 30, 2023 and December 31, 2022, the excess of current replacement cost over the last-in, first-out (“LIFO”) inventory carrying value at the Washington refinery was approximately $63.4 million and $46.4 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Collateral posted with broker for derivative instruments (1)	$22,834	$40,788
Billings Acquisition deposit (2)	—	30,000
Prepaid insurance	585	15,639
Derivative assets	18,138	—
Other	15,846	5,616
Total	$57,403	$92,043
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Note 9—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	September 30, 2023	December 31, 2022
Supply and Offtake Agreement	$680,148	$732,511
Washington Refinery Intermediation Agreement	161,690	160,554
LC Facility due 2024	—	—
Obligations under inventory financing agreements	$841,838	$893,065
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
On April 25, 2022, we entered into an amendment (the “S&O Amendment”) to the Supply and Offtake Agreement which, among other things, amended the maximum commitment amount under the Discretionary Draw Facility from $165 million to $215 million. The S&O Amendment further increased the limit in the borrowing base for eligible hydrocarbon inventory from $82.5 million to $107.5 million. The S&O Amendment further requires a $5.0 million reserve against the borrowing base at any time more than $165 million is outstanding in discretionary draw advances made to PHR; the reserve may be reduced by the posting of cash collateral by PHR in accordance with the terms of the S&O Amendment. On February 13, 2023, we entered into an amendment to the Supply and Offtake Agreement to, among other things, facilitate entry into the Term Loan Credit Agreement. On June 21, 2023, we entered into an amendment (the “June 2023 S&O Amendment”) to the Supply and Offtake Agreement to establish the Secured Overnight Financing Rate ("SOFR"), as defined in the Supply and Offtake Agreement, as the benchmark rate in replacement of the London Interbank Offered Rate ("LIBOR") and revise certain other terms and conditions, effective July 1, 2023. On July 26, 2023, we entered into an amendment (the “July 2023 S&O Amendment”) to the Supply and Offtake Agreement which, among other things, allowed PHR to enter into a crude oil procurement contract supported by a letter of credit under the LC Facility (as defined below) and have its purchases funded by J. Aron, subject to certain conditions. Please read below for further information on the LC Facility.
Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021 and 2022, we entered into multiple contracts to fix certain market fees for the period from January 2022 through May 2022 for $8.7 million. For the three and nine months ended September 30, 2023, we did not enter into any contracts to fix market fees related to our Supply and Offtake Agreement. We had no fixed market fees due to or from J. Aron as of September 30, 2023 and December 31, 2022. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We did not recognize any fixed market fees for the three and nine months ended September 30, 2023 or for the three months ended September 30, 2022. We recognized fixed market fees of $8.8 million for the nine months ended September 30, 2022, which were included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
LC Facility due 2024
On July 26, 2023, PHR, as borrower, the lenders and letter of credit issuing banks party thereto (collectively, the “LC Facility Lenders”), MUFG Bank, Ltd., as administrative agent (the “LC Facility Agent”), sub-collateral agent, joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”), entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agree, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit in the maximum available amount of $120.0 million in the aggregate (the “LC Facility”) with the right to request an increase up to $350.0 million in the aggregate, subject to certain conditions. Letters of credit issued under the LC Facility are intended to finance and provide credit support for certain of PHR’s

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

purchases of crude oil. In addition, revolving credit loans may be used to pay suppliers. The LC Facility will mature on July 25, 2024, unless the obligations are accelerated and the maximum credit limits of the LC Facility Lenders are terminated prior to such date.
The revolving credit loans under the LC Facility bear interest at a 1) SOFR rate plus the applicable margin of 2.5%, 2) cost of funds rate plus applicable margin of 2.5% or) alternate base rate plus 1.5%, as more particularly described in the LC Facility Agreement.
PHR has agreed to pay certain fees and commissions with respect to letters of credit under the LC Facility, including, but not limited to, a letter of credit commission, in an amount equal to the greater of $750 (in dollars) and (1) 2.00% per annum of the face amount of any trade letter of credit, or (2) 2.25% per annum of the face amount of any performance letter of credit, each payable monthly in arrears. In addition, PHR shall pay a fronting fee equal to 0.25% of the face amount of each letter of credit issued by a letter of credit issuing bank, payable monthly in arrears.
The LC Facility Agreement requires PHR to comply with various covenants, including compliance with the minimum liquidity covenant. PHR agrees that it shall not permit the liquidity of PHR for any three consecutive business days to be less than $15 million at any time, with at least $15 million of such liquidity consisting of cash and cash equivalents. PHR has granted a lien and security interest in certain of its assets to the Collateral Agent. PHR is also required to provide cash collateral to the LC Facility Agent as a condition to issuance of certain letters of credit.
Washington Refinery Intermediation Agreement
The Washington Refinery Intermediation Agreement with Merrill Lynch Commodities, Inc. (“MLC”) provides a structured financing arrangement based on U.S. Oil & Refining Co. “USOR” and certain affiliated entities’ crude oil and refined products inventories and associated accounts receivable. On May 9, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to increase the maximum borrowing capacity under the MLC receivable advances from $90 million to $115 million. On August 11, 2022, we and MLC entered into an amendment to the Washington Refinery Intermediation Agreement to establish the adjusted three-month term SOFR rate as the benchmark rate in replacement of the LIBOR rate and revise certain other terms and conditions. On November 2, 2022, we and MLC amended the Washington Refinery Intermediation Agreement to further extend the term through March 31, 2024 and reduce the maximum borrowing capacity to $110 million. On February 28, 2023, we and MLC amended the Washington Refinery Intermediation Agreement to facilitate entry into the Term Loan Credit Agreement, and on April 26, 2023, we and MLC amended the Washington Refinery Intermediation Agreement to facilitate entry into the ABL Credit Facility. On October 4, 2023, USOR entered into a Wind-Down and Termination Agreement; please read Note 20—Subsequent Events for further information
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	September 30, 2023	December 31, 2022
Discretionary Draw Facility
Outstanding borrowings (1)	$174,999	$204,843
Borrowing capacity	174,999	204,843
MLC receivable advances
Outstanding borrowings (1)	34,090	56,601
Borrowing capacity	72,090	56,601
LC Facility due 2024
Outstanding borrowings	—	—
Borrowing capacity	13,905	—

MLC issued letters of credit	68,900	115,001
LC Facility issued letters of credit	96,450	—
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
For the Interim Periods Ended September 30, 2023 and 2022

The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$15,643	$40,112	$42,270	$79,557
Interest expense and financing costs, net	2,214	1,453	5,834	4,555
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$750	$750	$2,250	$2,250
Interest expense and financing costs, net	3,278	2,636	9,250	7,533
LC Facility due 2024
Interest expense and financing costs, net	$54	—	$54	—
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $5.1 million and $30.2 million for the three months ended September 30, 2023 and 2022 and $9.3 million and $54.1 million for the nine months ended September 30, 2023 and 2022, respectively.
The Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 12—Derivatives for further information.
Note 10—Other Accrued Liabilities

Other accrued liabilities at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and other employee benefits	$30,905	$27,815
Gross environmental credit obligations (1)	326,598	549,791
Other	94,118	62,888
Total	$451,621	$640,494
___________________________________________________
(1)Gross environmental credit obligations are stated at market as of September 30, 2023 and December 31, 2022. Please read Note 13—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $223.4 million and $258.2 million as of September 30, 2023 and December 31, 2022, respectively. If we marked our RINs and environmental credits to fair market value, our net environmental credit obligations at market value would have been $91.1 million and $152.6 million as of September 30, 2023 and December 31, 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2023	December 31, 2022
ABL Credit Facility due 2028	$—	$—
Term Loan Credit Agreement due 2030	547,250	—
7.75% Senior Secured Notes due 2025	—	281,000
Term Loan B Facility due 2026	—	203,125
12.875% Senior Secured Notes due 2026	—	31,314
Other long-term debt	4,901	—
Principal amount of long-term debt	552,151	515,439
Less: unamortized discount and deferred financing costs	(15,211)	(9,907)
Total debt, net of unamortized discount and deferred financing costs	536,940	505,532
Less: current maturities, net of unamortized discount and deferred financing costs	(4,287)	(10,956)
Long-term debt, net of current maturities	$532,653	$494,576
As of September 30, 2023, we had $49.4 million in letters of credit outstanding under the ABL Credit Facility, as defined below. As of December 31, 2022, we had $19.5 million in letters of credit outstanding under the Prior ABL Credit Facility, as defined below. We had $70.0 million and $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of September 30, 2023 and December 31, 2022, respectively, under agreements with MLC and under certain other facilities.
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
On May 30, 2023, the ABL Credit Facility was amended (“ABL Credit Facility Billings Amendment”) in order to, among other things, increase the commitment amount by $450 million, adjust the borrowing base to account for the Billings Acquisition assets, and fund an escrow account to purchase a portion of the hydrocarbon inventory associated with the Billings Acquisition. Initially the ABL Credit Facility permitted the issuance of letters of credit of up to $65 million, with the ABL Credit Facility Billings Amendment this amount increased to $250 million. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028. On October 4, 2023, we entered into the Second Amendment to the ABL Credit Facility; please read Note 20—Subsequent Events for further information. As of September 30, 2023, the ABL Credit Facility had no outstanding revolving loans, $49.4 million in letters of credit outstanding, and a borrowing base of approximately $424.0 million.
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
For the Interim Periods Ended September 30, 2023 and 2022

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
Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). Pursuant to the Term Loan Credit Agreement, the Lenders made an initial senior secured term loan in the principal amount of $550.0 million at a price equal to 98.5% of its face value. The initial loan bears interest at SOFR, as defined below. The net proceeds were used to refinance our existing Term Loan B Facility and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and any remaining net proceeds are expected to be used for general corporate purposes. We recognized an aggregate of $2.8 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2023.
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
7.75% Senior Secured Notes due 2025
On February 28, 2023, we repurchased and cancelled $260.6 million in aggregate principal amount of the 7.75% Senior Secured Notes at a repurchase price of 102.120% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 7.75% Senior Secured Notes at a repurchase price of 101.938% of the aggregate principal amount repurchased. In connection with the termination of the 7.75% Senior Secured Notes, we recognized debt extinguishment costs of $5.9 million associated with debt repurchase premiums and $3.4 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2023. Our 7.75% Senior Secured Notes bore interest at a rate of 7.750% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and were due to mature on December 15, 2025.
Term Loan B Facility due 2026
On February 28, 2023, we terminated and repaid all amounts outstanding under the Term Loan B Facility. We recognized debt extinguishment costs of $1.7 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2023. The Term Loan B Facility bore interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. In addition to the quarterly interest payments, the

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Term Loan B Facility required quarterly principal payments of $3.1 million. The Term Loan B Facility was due to mature on January 11, 2026.
12.875% Senior Secured Notes due 2026
On February 28, 2023, we repurchased and cancelled $29 million in aggregate principal amount of the 12.875% Senior Secured Notes at a repurchase price of 109.044% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 12.875% Senior Secured Notes at a repurchase price of 108.616% of the aggregate principal amount repurchased. In connection with the termination of the 12.875% Senior Secured Notes, we recognized debt extinguishment costs of $2.8 million associated with debt repurchase premiums and $1.1 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2023. The 12.875% Senior Secured Notes bore interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021) and were due to mature on January 15, 2026.

Other long-term debt

On June 7, 2023, we entered into two promissory notes with a third-party lender to acquire land in Kahului, Hawaii, and Hilo, Hawaii totaling $5.1 million. The notes bear interest at a fixed rate of 4.625% per annum and are payable on the first day of each month, commencing on July 1, 2023, until maturity. The promissory notes are unsecured and mature on June 7, 2030.

Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2023, we were in compliance with all of our debt instruments.
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
Our open futures and over-the-counter (“OTC”) swaps at September 30, 2023, will settle by December 2024. At September 30, 2023, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	31,520	(31,820)	(300)
Swaps	2,935	(6,482)	(3,547)
Total	34,455	(38,302)	(3,847)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

At September 30, 2023, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of September 30, 2023:

	2023	2024

Average barrels per month	168,333	146,500
Weighted-average strike price - floor (in dollars)	$65.07	$60.96
Weighted-average strike price - ceiling (in dollars)	$88.10	$83.19
Earliest commencement date	September 2023	January 2024
Furthest expiry date	December 2023	June 2024
At September 30, 2023, we also had open exchange traded future contracts for certain environmental credits that economically hedge a portion of our environmental credit obligations. Our open environmental credit derivative contracts represented 750 thousand credits and will deliver by December 2023.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, LC Facility, Term Loan Credit Agreement, Supply and Offtake Agreement, and Washington Refinery Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk on the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of September 30, 2023. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.300%, based on the three month SOFR as of the fixing date. We pay variable interest quarterly until the three month SOFR reaches the floor. If the three month SOFR is between the floor and the cap, no payment is due to either party. If the three month SOFR is greater than the cap, the counterparty pays us. The interest rate collar transaction expires on May 31, 2023. As of December 31, 2022, we did not hold any interest rate derivative instruments.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2023 and December 31, 2022, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2023	December 31, 2022
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$15,207	$495
Commodity derivatives	Other accrued liabilities	(33,980)	(10,989)
Environmental credit derivatives	Other accrued liabilities	(1,931)	—
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(57,972)	(12,156)
MLC terminal obligation derivative	Obligations under inventory financing agreements	(6,429)	14,435
Interest rate derivatives	Other long-term assets	664	—
_________________________________________________________
(1)Does not include cash collateral of $22.8 million and $40.8 million recorded in Prepaid and other current assets as of September 30, 2023 and December 31, 2022, respectively, and $9.5 million in Other long-term assets as of both September 30, 2023 and December 31, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2023	2022	2023	2022
Commodity derivatives	Cost of revenues (excluding depreciation)	$(72,131)	$20,728	$(78,859)	$(36,750)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(51,344)	58,851	(45,816)	28,811
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(37,616)	18,423	(34,149)	(71,769)
Interest rate derivatives	Interest expense and financing costs, net	121	—	664	—
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

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital excluding operating leases	$294,507	(1)
Property, plant, and equipment	259,088	(2)
Operating lease right-of-use assets	3,562	(3)
Refining and logistics equity investments	86,600	(4)
Other long-term assets	4,094	(1)
Current operating lease liabilities	(2,081)	(3)
Long-term operating lease liabilities	(1,481)	(3)
Environmental liabilities	(18,869)	(5)
Total	$625,420
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
For the Interim Periods Ended September 30, 2023 and 2022

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
We utilize commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We utilize exchange traded futures contracts to manage a portion of our cost for credits required by certain environmental agencies to offset our carbon emissions. We also utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase and MLC terminal obligations is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron and MLC settlement prices are based on observable inputs, such as Brent and West Texas Intermediate Crude Oil (“WTI”) indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement and Washington Refinery Intermediation Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average premium of $17.98, and range from a discount of $6.18 per barrel to a premium of $67.61 per barrel as of September 30, 2023. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We did not have other commodity derivatives classified as Level 3 at September 30, 2023, or December 31, 2022. Please read Note 12—Derivatives for further information on derivatives. The embedded derivative related to our MLC terminal obligation and certain commodity derivative contracts were terminated along with the wind-down of the Washington Refinery Intermediation Agreement on October 4, 2023. Please read Note 20—Subsequent Events for further information.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2023 and December 31, 2022, are presented gross in the tables below (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$411,270	$14,521	$—	$425,791	$(410,584)	$15,207
Interest rate derivatives	—	664	—	664	—	664
Total	$411,270	$15,185	$—	$426,455	$(410,584)	$15,871

Liabilities
Commodity derivatives	$(412,939)	$(33,057)	$—	$(445,996)	$410,584	$(35,412)
J. Aron repurchase obligation derivative	—	—	(57,972)	(57,972)	—	(57,972)
MLC terminal obligation derivative	—	—	(6,429)	(6,429)	—	(6,429)
Gross environmental credit obligations (2)	—	(326,598)	—	(326,598)	—	(326,598)
Total liabilities	$(412,939)	$(359,655)	$(64,401)	$(836,995)	$410,584	$(426,411)

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$161,541	$8,369	$—	$169,910	$(169,415)	$495

Liabilities
Commodity derivatives	$(172,529)	$(7,875)	$—	$(180,404)	$169,415	$(10,989)
J. Aron repurchase obligation derivative	—	—	(12,156)	(12,156)	—	(12,156)
MLC terminal obligation derivative	—	—	14,435	14,435	—	14,435
Gross environmental credit obligations (2)	—	(549,791)	—	(549,791)	—	(549,791)
Total liabilities	$(172,529)	$(557,666)	$2,279	$(727,916)	$169,415	$(558,501)
_________________________________________________________
(1)Does not include cash collateral of $32.4 million and $50.3 million as of September 30, 2023 and December 31, 2022, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $223.4 million and $258.2 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of September 30, 2023 and December 31, 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, at beginning of period	$(5,584)	$(8,492)	$2,279	$(37,321)
Settlements	30,143	(55,448)	13,285	93,613
Total gains (losses) included in earnings (1)	(88,960)	77,274	(79,965)	(42,958)
Balance, at end of period	$(64,401)	$13,334	$(64,401)	$13,334
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$—	$—
LC Facility due 2024 (2)	—	—
Term Loan Credit Agreement due 2030 (1)	532,039	545,882
Other long-term debt (1)	4,901	4,680

	December 31, 2022
	Carrying Value	Fair Value
Prior ABL Credit Facility due 2025 (2)	$—	$—
7.75% Senior Secured Notes due 2025 (1) (3)	277,137	276,785
Term Loan B Facility due 2026 (1) (3)	198,268	201,094
12.875% Senior Secured Notes due 2026 (1) (3)	30,127	34,029
_________________________________________________________
(1)The fair value measurements of the Term Loan Credit Agreement, Other long-term debt, 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurement of the ABL Credit Facility, LC Facility, and the Prior ABL Credit Facility is considered a Level 3 measurement in the fair value hierarchy.
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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of September 30, 2023. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities as of September 30, 2023 and December 31, 2022 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Finance	Property, plant, and equipment	$24,172	$21,150
Finance	Accumulated amortization	(11,729)	(10,308)
Finance	Property, plant, and equipment, net	$12,443	$10,842
Operating	Operating lease right-of-use assets	329,428	350,761
Total right-of-use assets		$341,871	$361,603

Liabilities
Current
Finance	Other accrued liabilities	$1,652	$1,782
Operating	Operating lease liabilities	71,626	66,081
Long-term
Finance	Finance lease liabilities	8,178	6,311
Operating	Operating lease liabilities	266,982	292,701
Total lease liabilities		$348,438	$366,875
The following table summarizes the weighted-average lease terms and discount rates of our leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Finance	8.62	5.60
Operating	8.81	9.00
Weighted-average discount rate
Finance	7.27%	7.38%
Operating	7.23%	7.10%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (income) type	2023	2022	2023	2022
Finance lease cost
Amortization of finance lease ROU assets	$476	$482	$1,422	$1,450
Interest on lease liabilities	154	152	446	475
Operating lease cost	24,898	22,138	73,188	66,385
Variable lease cost	2,807	769	62,394	3,506
Short-term lease cost	2,778	1,266	7,341	3,611
Net lease cost	$31,113	$24,807	$144,791	$75,427

Operating lease income (1)	$(3,918)	$(3,495)	$(11,193)	$(7,560)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease type	2023	2022
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,287	$1,203
Operating cash flows from finance leases	440	464
Operating cash flows from operating leases	72,407	63,578
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	3,021	594
ROU assets obtained in exchange for new operating lease liabilities	35,822	19,014
ROU assets terminated in exchange for release from operating lease liabilities	1,439	32,902
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2023 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2023 (1)	$639	$24,830	$25,469
2024	2,157	88,428	90,585
2025	2,191	56,178	58,369
2026	1,726	49,733	51,459
2027	1,501	47,550	49,051
2028	742	45,138	45,880
Thereafter	4,563	134,063	138,626
Total lease payments	13,519	445,920	459,439
Less amount representing interest	(3,689)	(107,312)	(111,001)
Present value of lease liabilities	$9,830	$338,608	$348,438
_________________________________________________________
(1)Represents the period from October 1, 2023 to December 31, 2023.
Additionally, we have $43.8 million in future undiscounted cash flows for operating leases that have not yet commenced. At September 30, 2023 we have no finance leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
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
Legal Proceedings and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries, and investigations that arise in the ordinary course of business. For example, during the first quarter of 2022 we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil that occurred between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we appealed in November 2022. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions are currently being audited for certain prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that Par Hawaii Refining, LLC, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro Corporation and its affiliates ("Consent Decree"), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain nitrogen oxides (“NOx”) and sulfur dioxide (“SO2”) emission controls and monitoring requirements pursuant to the Consent Decree. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.

Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2023, we have accrued $14.4 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders, and settlement agreements into which Wyoming Refining has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances has declined over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties that could be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Washington Climate Commitment Act and Clean Fuel Standard
In 2021, the Washington legislature passed the Climate Commitment Act (“Washington CCA”), which established a cap and invest program designed to significantly reduce greenhouse gas emissions. Rules implementing the Washington CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. The Washington CCA became effective in January 2023 and the first auction for emissions allowances took place in February 2023. Additionally, a low carbon fuel standard (the “Clean Fuel Standard”) that limits carbon in transportation fuels and enables certain producers to buy or sell credits was also signed into law and became effective in 2023. We will be required to purchase compliance credits or allowances if we are unable to reduce emissions at our Tacoma refinery or reduce the amount of carbon in the transportation fuels we sell in Washington, which could have a material impact on our financial condition, results of operations, or cash flows. During the third quarter of 2023, we received and responded to a civil investigative demand for information related to our compliance with the Washington CCA.
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline or by purchasing renewable credits, referred to as RINs, to maintain compliance. For additional information, please read Item 1. — Business — Environmental Regulations on our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, our estimate of the renewable volume obligation (“RVO”) liability for the 2022 compliance year is based on the RFS volumetric requirements which the EPA finalized on June 3, 2022. Our RVO liability for the 2023 compliance year is based on the RFS volumetric requirements that were finalized by the EPA on June 21, 2023. During the nine months ended September 30, 2023, we settled all of our 2020 and 2021 RVO liabilities, which resulted in a gain of $99.7 million associated with the difference between the carrying value of the RINs retired and the market value of the RVO settled. This gain is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
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
As of September 30, 2023, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Interim Periods Ended September 30, 2023 and 2022

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
Note 16—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. During the three and nine months ended September 30, 2023, 778 thousand and 889 thousand shares in total were repurchased under this share repurchase program for $27.3 million and $29.9 million, respectively. During the three and nine months ended September 30, 2022, 58 thousand and 420 thousand shares were repurchased under this share repurchase program for $0.8 million and $5.8 million, respectively. The repurchased shares were retired by the Company upon receipt. As of September 30, 2023, there was $213.6 million of authorization remaining under this share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted Stock Awards	$2,049	$1,151	$6,100	$4,054
Restricted Stock Units	475	129	1,460	1,140
Stock Option Awards	350	333	1,287	2,093
During the three and nine months ended September 30, 2023, we granted 14 thousand and 420 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.4 million and $11.0 million, respectively. As of September 30, 2023, there were approximately $13.1 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.
During the nine months ended September 30, 2023, we granted no stock option awards. As of September 30, 2023, there were approximately $2.4 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.
During the nine months ended September 30, 2023, we granted 90 thousand performance restricted stock units to executive officers, but no grants were made for the three months ended September 30, 2023. These performance restricted stock units had a fair value of approximately $2.5 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of September 30, 2023, there were approximately $2.3 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$171,415	$267,396	$439,318	$279,470
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$171,415	$267,396	$439,318	$279,470

Basic weighted-average common stock shares outstanding	60,223	59,535	60,241	59,481
Plus: dilutive effects of common stock equivalents	1,181	296	903	229
Diluted weighted-average common stock shares outstanding	61,404	59,831	61,144	59,710

Basic income per common share	$2.85	$4.49	$7.29	$4.70
Diluted income per common share	$2.79	$4.47	$7.18	$4.68

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	1	49	170	309
Shares of stock options	—	2,135	36	2,314

Note 18—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2023 and December 31, 2022.
We believe that any adjustment to our uncertain tax positions would not have a material impact on our financial statements given the Company’s deferred tax and corresponding valuation allowance position as of September 30, 2023 and December 31, 2022.
As of December 31, 2022, we had approximately $1.2 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets. At each reporting date, we will consider evidence, both positive and negative, to determine realization of our deferred income tax assets, including NOL carryforwards. Valuation allowances for deferred income tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred income tax assets will not be realized. We have begun to sustain a level of increased profitability. Should this continue, we will evaluate whether this new evidence will be sufficient to provide for realization of our deferred income tax assets, and if so, this new evidence may result in a reversal of our valuation allowance in the next twelve months.
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
For the Interim Periods Ended September 30, 2023 and 2022

Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Commencing June 1, 2023, the results of operations of the Billings Acquisition are included in our refining and logistics segments.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,524,155	$72,839	$158,512	$(176,198)	$2,579,308
Cost of revenues (excluding depreciation)	2,190,474	39,801	120,332	(176,222)	2,174,385
Operating expense (excluding depreciation)	116,949	6,135	22,099	—	145,183
Depreciation and amortization	24,278	7,708	2,766	559	35,311
Impairment expense	—	—	—	—	—
General and administrative expense (excluding depreciation)	—	—	—	23,694	23,694
Equity earnings from refining and logistics investments	(2,393)	(1,541)	—	—	(3,934)
Acquisition and integration costs	—	—	—	4,669	4,669
Par West redevelopment and other costs	—	—	—	3,127	3,127
Loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	$194,847	$20,736	$13,315	$(32,025)	$196,873
Interest expense and financing costs, net					(20,815)
Debt extinguishment and commitment costs					—
Other expense, net					(43)
Income before income taxes					176,015
Income tax expense					(4,600)
Net income					$171,415

Capital expenditures	$11,499	$2,788	$8,591	$111	$22,989

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Three Months Ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,974,701	$54,635	$157,385	$(130,436)	$2,056,285
Cost of revenues (excluding depreciation)	1,629,019	28,482	115,574	(130,449)	1,642,626
Operating expense (excluding depreciation)	60,233	3,710	21,570	—	85,513
Depreciation and amortization	16,542	5,059	2,865	659	25,125
Impairment expense	—	—	—	—	—
General and administrative expense (excluding depreciation)	—	—	—	16,219	16,219
Par West redevelopment and other costs	2,816	—	—	—	2,816
Loss (gain) on sale of assets, net	—	(241)	56	—	(185)
Operating income (loss)	266,091	17,625	17,320	(16,865)	284,171
Interest expense and financing costs, net					(16,852)
Debt extinguishment and commitment costs					343
Other expense, net					(198)
Income before income taxes					267,464
Income tax expense					(68)
Net income					$267,396

Capital expenditures	$3,754	$2,967	$2,135	$182	$9,038
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $176.2 million and $130.4 million for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,848,108	$189,936	$442,480	$(432,080)	$6,048,444
Cost of revenues (excluding depreciation)	5,035,749	106,888	327,728	(432,154)	5,038,211
Operating expense (excluding depreciation)	252,802	13,178	64,166	—	330,146
Depreciation and amortization	59,827	17,801	8,577	1,682	87,887
General and administrative expense (excluding depreciation)	—	—	—	66,148	66,148
Equity earnings from refining and logistics investments	(2,393)	(1,966)	—	—	(4,359)
Acquisition and integration costs	—	—	—	17,213	17,213
Par West redevelopment and other costs	—	—	—	8,490	8,490
Operating income (loss)	$502,123	$54,035	$42,009	$(93,459)	$504,708
Interest expense and financing costs, net					(51,974)
Debt extinguishment and commitment costs					(17,682)
Other income, net					301
Equity earnings from Laramie Energy, LLC					10,706
Income before income taxes					446,059
Income tax expense					(6,741)
Net income					$439,318

Capital expenditures	$25,454	$10,793	$15,845	$1,626	$53,718

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

Nine Months Ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,318,379	$147,729	$424,505	$(377,703)	$5,512,910
Cost of revenues (excluding depreciation)	4,772,511	77,970	329,058	(377,739)	4,801,800
Operating expense (excluding depreciation)	174,769	11,280	60,345	—	246,394
Depreciation and amortization	48,854	15,357	8,156	2,121	74,488
Impairment expense	—	—	—	—	—
General and administrative expense (excluding depreciation)	—	—	—	47,550	47,550
Acquisition and integration costs	—	—	—	63	63
Par West redevelopment and other costs	5,681	—	—	—	5,681
Loss (gain) on sale of assets, net	—	(253)	56	27	(170)
Operating income (loss)	$316,564	$43,375	$26,890	$(49,725)	$337,104
Interest expense and financing costs, net					(51,400)
Debt extinguishment and commitment costs					(5,329)
Other expense, net					(149)
Income before income taxes					280,226
Income tax expense					(756)
Net income					$279,470

Capital expenditures	$25,249	$6,877	$5,224	$708	$38,058
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $432.1 million and $377.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 20—Subsequent Events
Wind-Down and Termination Agreement of Washington Refinery Intermediation Agreement
On October 4, 2023, USOR and certain affiliates and subsidiaries (collectively, the “USOR Parties”) entered into a wind-down and termination agreement (the “Wind-Down Agreement”) with MLC, which provided for the wind down of the respective obligations of MLC and USOR. Under the Wind-Down Agreement, in exchange for cash collateral provided by USOR to MLC, the payment of certain fees by USOR to MLC, and the satisfaction of other conditions precedent specified in the Wind-Down Agreement, MLC released all of its liens and security interests in all collateral, and MLC and the USOR Parties terminated the First Lien ISDA Agreement, Collateral Agreement, and all other guarantee and collateral documents, other than certain surviving obligations and certain other obligations which specifically continue under the terms of the Wind-Down Agreement.
Second Amendment to ABL Credit Facility
On October 4, 2023, the ABL Credit Facility was amended by the Second Amendment to Asset-Based Revolving Credit Agreement and Joinder Agreement (the “Second Amendment to ABL Credit Facility”). The Second Amendment to ABL Credit Facility provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $900.0 million, (ii) future incremental increases up to $400.0 million, (iii) the designation of USOR as a borrower under the ABL Credit Facility, (iv) the grant of a security interest in all or substantially all of the assets of each of USOR and certain affiliated entities’ to secure the obligations under the ABL Credit Facility, and (v) amendments to certain defined terms and provisions in the ABL Credit Facility agreement.
Limited Consent to LC Facility
On October 4, 2023, PHR, and Par Petroleum, LLC, obtained the written consent from the lenders party to the LC Facility to permit the Second Amendment to ABL Credit Facility and to amend certain defined terms or provisions in the ABL Credit Facility, pursuant to that certain Limited Consent to Uncommitted Credit Agreement dated as of October 3, 2023, among

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2023 and 2022

PHR, Par Petroleum, LLC, each of the lenders party thereto, LC Facility Agent, and U.S. Bank Trust Company, National Association, solely in its capacity as the collateral agent (the “Limited Consent”).

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
As of September 30, 2023, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As noted in the Refining and Logistics discussions above, as of September 30, 2023 through the Billings Acquisition, we own a 65% and a 40% equity investment in YELP and YPLC, respectively.
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
Recent Events Affecting Comparability of Periods
Crude oil pricing decreased in 2023 compared to 2022. In 2023, Brent crude oil pricing decreased to $84 per barrel compared to $101 per barrel in 2022. In addition, U.S. retail gasoline prices decreased to $3.62 per gallon in 2023 compared to $3.97 in 2022. Refined product crack spreads in the third quarter of 2023 decreased as compared to the third quarter of 2022, largely driven by the conflict between Russia and Ukraine that escalated in February 2022. The U.S. Energy Information Administration (“EIA”) in its October 2023 short term energy outlook forecasts average Brent crude oil pricing of $95 per barrel in 2024 due to lower crude oil inventories driven by Saudi Arabia’s continued voluntary crude oil production cuts. Brent crude oil spot prices increased in the third quarter of 2023 as U.S commercial crude oil inventories fell to the lowest level since early 2022 at the end of September 2023. In addition, the EIA forecasts that jet fuel consumption will increase by 6% in 2024 and would equal pre-pandemic 2019 consumption driven by strong return of passengers. On April 3, 2023, the Organization of the Petroleum Exporting Countries (“OPEC”) announced a cut to crude oil production of 1.2 MMbpd through the end of 2023. The EIA expects the drop in OPEC crude oil production and the seasonal rise in oil consumption to put upward pressure on crude oil prices. On June 4, 2023, Saudi Arabia, the largest producer in the OPEC cartel, announced an additional 1 MMbpd cut to its production beginning with its July export program. Saudi Arabia announced during early August that those cuts would be extended through the end of the year. As a result, crude oil prices have returned to levels closer to 2022 crude oil prices during the third quarter of 2023. Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

Results of Operations
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Net Income. Our financial results for the third quarter of 2023 declined from net income of $267.4 million for the three months ended September 30, 2022 to $171.4 million for the three months ended September 30, 2023. The decrease was primarily driven by a $71.3 million decrease in refining segment operating income, $7.5 million increase in general and administrative expenses, $4.7 million increase in acquisition and integration expenses related to our Billings Acquisition, $4.5 million increase in tax expense and a $4.0 million decrease in retail segment operating income, partially offset by a $3.1 million improvement in our logistics segment operating income. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the three months ended September 30, 2023, Adjusted EBITDA was $255.7 million compared to $214.1 million for the three months ended September 30, 2022. The $41.6 million increase was primarily related to an increase of $45.8 million in our refining segment, partially offset by a decrease of $3.5 million in our retail segment. Please read the discussion of segment results below for additional information.
For the three months ended September 30, 2023, Adjusted Net Income was $193.5 million compared to $172.0 million for the three months ended September 30, 2022. The improvement was primarily related to the factors described above for the increase in Adjusted EBITDA.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Net Income. Our financial results improved from net income of $279.5 million for the nine months ended September 30, 2022 to $439.3 million for the nine months ended September 30, 2023. The increase was driven by a $185.5 million increase in refining segment operating income and a $15.1 million increase in retail segment operating income, partially offset by an $18.5 million increase in general and administrative expenses and a $17.1 million increase in acquisitions and integration expenses related to our Billings Acquisition. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the nine months ended September 30, 2023, Adjusted EBITDA was $574.2 million compared to $468.5 million for the nine months ended September 30, 2022. The improvement was primarily related to an increase of $94.6 million in our refining segment, an increase of $16.1 million in our retail segment and an increase of $14.2 million in our logistics segment, offset by a decrease due to an increase of $19.2 million in our corporate segment. Please read the discussion of segment results below for additional information.
For the nine months ended September 30, 2023, Adjusted Net Income was $436.6 million compared to $341.9 million for the nine months ended September 30, 2022. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA as well as our receipt of a $10.7 million distribution from Laramie Energy, partially offset by a $5.9 million higher income tax expense.

The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$2,579,308	$2,056,285	$523,023	25%
Cost of revenues (excluding depreciation)	2,174,385	1,642,626	531,759	32%
Operating expense (excluding depreciation)	145,183	85,513	59,670	70%
Depreciation and amortization	35,311	25,125	10,186	41%
General and administrative expense (excluding depreciation)	23,694	16,219	7,475	46%
Equity earnings from refining and logistics investments	(3,934)	—	(3,934)	NM (1)
Acquisition and integration costs	4,669	—	4,669	NM (1)
Par West redevelopment and other costs	3,127	2,816	311	11%
Gain on sale of assets, net	—	(185)	185	100%
Total operating expenses	2,382,435	1,772,114
Operating income	196,873	284,171
Other income (expense)
Interest expense and financing costs, net	(20,815)	(16,852)	(3,963)	24%
Debt extinguishment and commitment costs	—	343	(343)	(100)%
Other expense, net	(43)	(198)	155	(78)%
Total other expense, net	(20,858)	(16,707)
Income before income taxes	176,015	267,464
Income tax expense	(4,600)	(68)	(4,532)	6,665%
Net income	$171,415	$267,396

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$6,048,444	$5,512,910	$535,534	10%
Cost of revenues (excluding depreciation)	5,038,211	4,801,800	236,411	5%
Operating expense (excluding depreciation)	330,146	246,394	83,752	34%
Depreciation and amortization	87,887	74,488	13,399	18%
General and administrative expense (excluding depreciation)	66,148	47,550	18,598	39%
Equity earnings from refining and logistics investments	(4,359)	—	(4,359)	NM (1)
Acquisition and integration costs	17,213	63	17,150	27,222%
Par West redevelopment and other costs	8,490	5,681	2,809	49%
Gain on sale of assets, net	—	(170)	170	(100)%
Total operating expenses	5,543,736	5,175,806
Operating income	504,708	337,104
Other income (expense)
Interest expense and financing costs, net	(51,974)	(51,400)	(574)	1%
Debt extinguishment and commitment costs	(17,682)	(5,329)	(12,353)	232%
Other income (expense), net	301	(149)	450	302%
Equity earnings (losses) from Laramie Energy, LLC	10,706	—	10,706	NM (1)
Total other expense, net	(58,649)	(56,878)
Income before income taxes	446,059	280,226
Income tax expense	(6,741)	(756)	(5,985)	792%
Net income	$439,318	$279,470
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2023 and 2022 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,524,155	$72,839	$158,512	$(176,198)	$2,579,308
Cost of revenues (excluding depreciation)	2,190,474	39,801	120,332	(176,222)	2,174,385
Operating expense (excluding depreciation)	116,949	6,135	22,099	—	145,183
Depreciation and amortization	24,278	7,708	2,766	559	35,311
General and administrative expense (excluding depreciation)	—	—	—	23,694	23,694
Equity earnings from refining and logistics investments	(2,393)	(1,541)	—	—	(3,934)
Acquisition and integration costs	—	—	—	4,669	4,669
Par West redevelopment and other costs	—	—	—	3,127	3,127
Operating income (loss)	$194,847	$20,736	$13,315	$(32,025)	$196,873

Three months ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,974,701	$54,635	$157,385	$(130,436)	$2,056,285
Cost of revenues (excluding depreciation)	1,629,019	28,482	115,574	(130,449)	1,642,626
Operating expense (excluding depreciation)	60,233	3,710	21,570	—	85,513
Depreciation and amortization	16,542	5,059	2,865	659	25,125

General and administrative expense (excluding depreciation)	—	—	—	16,219	16,219
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	2,816	—	—	—	2,816
Loss (gain) on sale of assets, net	—	(241)	56	—	(185)
Operating income (loss)	$266,091	$17,625	$17,320	$(16,865)	$284,171
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $176.2 million and $130.4 million for the three months ended September 30, 2023 and 2022, respectively.

Nine months ended September 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,848,108	$189,936	$442,480	$(432,080)	$6,048,444
Cost of revenues (excluding depreciation)	5,035,749	106,888	327,728	(432,154)	5,038,211
Operating expense (excluding depreciation)	252,802	13,178	64,166	—	330,146
Depreciation and amortization	59,827	17,801	8,577	1,682	87,887
General and administrative expense (excluding depreciation)	—	—	—	66,148	66,148
Equity earnings from refining and logistics investments	(2,393)	(1,966)	—	—	(4,359)
Acquisition and integration costs	—	—	—	17,213	17,213
Par West redevelopment and other costs	—	—	—	8,490	8,490
Operating income (loss)	$502,123	$54,035	$42,009	$(93,459)	$504,708

Nine months ended September 30, 2022	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,318,379	$147,729	$424,505	$(377,703)	$5,512,910
Cost of revenues (excluding depreciation)	4,772,511	77,970	329,058	(377,739)	4,801,800
Operating expense (excluding depreciation)	174,769	11,280	60,345	—	246,394
Depreciation and amortization	48,854	15,357	8,156	2,121	74,488
General and administrative expense (excluding depreciation)	—	—	—	47,550	47,550
Acquisition and integration costs	—	—	—	63	63
Par West redevelopment and other costs	5,681	—	—	—	5,681
Loss (gain) on sale of assets, net	—	(253)	56	27	(170)
Operating income (loss)	$316,564	$43,375	$26,890	$(49,725)	$337,104
________________________________________________________
(1)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $432.1 million and $377.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	198.2	138.5	164.6	132.8
Refined product sales volume (Mbpd) (1)	217.3	149.3	178.7	138.5

Hawaii Refinery
Feedstocks Throughput (Mbpd)	82.3	79.7	80.9	82.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.5%	28.1%	26.7%	25.4%
Distillates	42.1%	39.3%	40.8%	39.5%
Fuel oils	26.5%	30.1%	28.0%	31.1%
Other products	2.1%	(0.9)%	1.5%	0.6%
Total yield	97.2%	96.6%	97.0%	96.6%

Refined product sales volume (Mbpd)	90.0	86.6	89.2	81.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$13.47	$19.49	$14.74	$13.92
Production costs per bbl ($/throughput bbl) (3)	4.50	5.14	4.46	4.67
D&A per bbl ($/throughput bbl)	0.65	0.68	0.68	0.66

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	55.4	—	57.1	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	50.5%	—%	49.6%	—%
Distillates	27.7%	—%	28.2%	—%
Asphalt	14.7%	—%	14.4%	—%
Other products	3.4%	—%	3.5%	—%
Total yield	96.3%	—%	95.7%	—%

Refined product sales volume (Mbpd) (1)	63.5	—	62.5	—

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$26.49	$—	$27.74	$—
Production costs per bbl ($/throughput bbl) (3)	10.83	—	10.10	—
D&A per bbl ($/throughput bbl)	1.63	—	1.69	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Washington Refinery
Feedstocks Throughput (Mbpd)	41.0	40.5	40.5	33.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.8%	24.2%	23.4%	24.4%
Distillates	34.6%	34.1%	34.6%	34.1%
Asphalt	20.1%	20.2%	19.4%	19.9%
Other products	18.8%	18.4%	18.8%	18.5%
Total yield	96.3%	96.9%	96.2%	96.9%

Refined product sales volume (Mbpd)	44.2	45.3	43.3	39.9

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$12.30	$19.97	$9.91	$16.51
Production costs per bbl ($/throughput bbl) (3)	3.77	3.43	4.00	4.19
D&A per bbl ($/throughput bbl)	1.79	2.02	1.81	2.28

Wyoming Refinery
Feedstocks Throughput (Mbpd)	19.5	18.3	17.7	16.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.7%	48.3%	46.0%	48.8%
Distillates	47.1%	43.9%	47.3%	43.6%
Fuel oils	2.5%	3.0%	2.5%	2.5%
Other products	1.7%	2.5%	1.7%	2.5%
Total yield	98.0%	97.7%	97.5%	97.4%

Refined product sales volume (Mbpd)	19.6	17.4	18.3	17.0

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$37.01	$19.39	$28.88	$29.20
Production costs per bbl ($/throughput bbl) (3)	6.46	6.63	7.34	7.14
D&A per bbl ($/throughput bbl)	2.41	2.40	2.69	2.82

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (4)	$23.39	$26.43	$19.45	$26.52
RVO Adjusted Pacific Northwest 3-1-1-1 (5)	35.00	40.58	28.51	36.89
RVO Adjusted USGC 3-2-1 (6)	29.65	29.01	25.96	29.87

Crude Oil Prices (average $ per barrel)
Brent	$85.92	$97.70	$81.93	$102.53
WTI	82.22	91.43	77.28	98.31
ANS (7)	87.95	98.84	81.77	102.39
Bakken Clearbrook (7)	83.58	94.37	79.38	100.00
WCS Hardisty (7)	65.42	69.02	60.75	79.68
Brent M1-M3	1.27	3.94	0.74	4.10
________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Montana refinery for the three and nine months ended September 30, 2023 are calculated based on the 92-day and 122-day periods for which we owned the Montana refinery in

2023, respectively. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2023 plus the Montana refinery’s throughput or sales volumes averaged over the periods from July 1, 2023 to September 30, 2023 and June 1, 2023 to September 30, 2023, respectively. The 2022 amounts for the total refining segment represent the sum of the Hawaii, Washington and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2022.
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
(7)Crude pricing has been updated to reflect simple averages of outright prices during the relevant period.

Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail Segment
Retail sales volumes (thousands of gallons)	31,137	27,829	87,710	78,599
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2023	Refining	Logistics	Retail
Operating income	$194,847	$20,736	$13,315
Operating expense (excluding depreciation)	116,949	6,135	22,099
Depreciation and amortization	24,278	7,708	2,766
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	821	698	—
Inventory valuation adjustment	72,823	—	—
Environmental obligation mark-to-market adjustments	(50,153)	—	—
Unrealized gain on derivatives	(8,995)	—	—
Adjusted Gross Margin (1)	$350,570	$35,277	$38,180

Three months ended September 30, 2022	Refining	Logistics	Retail
Operating income	$266,091	$17,625	$17,320
Operating expense (excluding depreciation)	60,233	3,710	21,570
Depreciation and amortization	16,542	5,059	2,865
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	—
Inventory valuation adjustment	(91,135)	—	—
Environmental obligation mark-to-market adjustments	(6,731)	—	—
Unrealized loss on derivatives	3,004	—	—
Par West redevelopment and other costs	2,816	—	—
Loss (gain) on sale of assets, net	—	(241)	56
Adjusted Gross Margin (1)	$250,820	$26,153	$41,811

Nine months ended September 30, 2023	Refining	Logistics	Retail
Operating income	$502,123	$54,035	$42,009
Operating expense (excluding depreciation)	252,802	13,178	64,166
Depreciation and amortization	59,827	17,801	8,577
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	821	905	—
Inventory valuation adjustment	126,799	—	—
Environmental obligation mark-to-market adjustments	(174,111)	—	—
Unrealized gain on derivatives	(487)	—	—
Adjusted Gross Margin (1)	$767,774	$85,919	$114,752

Nine months ended September 30, 2022	Refining	Logistics	Retail
Operating income	$316,564	$43,375	$26,890
Operating expense (excluding depreciation)	174,769	11,280	60,345
Depreciation and amortization	48,854	15,357	8,156
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	—
Inventory valuation adjustment	(18,039)	—	—
Environmental obligation mark-to-market adjustments	83,119	—	—
Unrealized gain on derivatives	(10,151)	—	—
Par West redevelopment and other costs	5,681	—	—
Loss (gain) on sale of assets, net	—	(253)	56
Adjusted Gross Margin (1)	$600,797	$69,759	$95,447
____________________________________________________________________________
(1)For the three and nine months ended September 30, 2023 and 2022, there was no impairment expense and LIFO liquidation adjustment recorded in Operating income (loss). For the three and nine months ended September 30, 2023, there was no (gain) loss on sale of assets recorded in Operating income (loss).
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

    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$171,415	$267,396	$439,318	$279,470
Inventory valuation adjustment	72,823	(91,135)	126,799	(18,039)
Environmental obligation mark-to-market adjustments	(50,153)	(6,731)	(174,111)	83,119
Unrealized loss (gain) on derivatives	(8,995)	3,004	(487)	(10,151)
Acquisition and integration costs	4,669	—	17,213	63
Par West redevelopment and other costs	3,127	—	8,490	—
Debt extinguishment and commitment costs	—	(343)	17,682	5,329
Severance costs	615	9	1,685	2,272
Gain on sale of assets, net	—	(185)	—	(170)
Adjusted Net Income (1)	193,501	172,015	436,589	341,893
Depreciation and amortization	35,311	25,125	87,887	74,488
Interest expense and financing costs, net	20,815	16,852	51,974	51,400
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	1,519	—	1,726	—
Income tax expense	4,600	68	6,741	756
Adjusted EBITDA (1)	$255,746	$214,060	$574,211	$468,537
________________________________________
(1)For the three and nine months ended September 30, 2023 and 2022, there was no LIFO liquidation adjustment, change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, or our share of Laramie Energy’s unrealized loss (gain) on derivatives.
Factors Impacting Segment Results
Operating Income
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Refining. Operating income for our refining segment was $194.8 million for the three months ended September 30, 2023, a decrease of $71.3 million compared to operating income of $266.1 million for the three months ended September 30, 2022. The decrease was primarily driven by:

•	$204.0 million related to higher inventory financing costs driven by changes in commodity prices,
•	$131.0 million related to decreased crack spreads at our refineries in our legacy portfolio, and
•	a decrease of $52.6 million related to our derivative costs associated with our refineries in our legacy portfolio, partially offset by:

•	an increase of $230.0 million related to a favorable change in crude oil differentials at our refineries in our legacy portfolio,
•	a $69.6 million contribution from the Billings Acquisition, and
•	a $24.0 million favorable FIFO change at our Wyoming refinery.
Logistics. Operating income for our logistics segment was $20.7 million for the three months ended September 30, 2023, an increase of $3.1 million compared to $17.6 million for the three months ended September 30, 2022. The increase is primarily due to a $3.1 million contribution from the Billings Acquisition logistics assets acquired in June 2023.

Retail. Operating income for our retail segment was $13.3 million for the three months ended September 30, 2023, a decrease of $4.0 million compared to $17.3 million for the three months ended September 30, 2022. The decrease was primarily due to a $7.1 million decrease in operating income related to a decrease in fuel margins and a $0.5 million increase in operating expenses, partially offset by a $2.7 million increase related to higher fuel sales volumes, and increased merchandise sales of $1.0 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Refining. Operating income for our refining segment was $502.1 million for the nine months ended September 30, 2023, an improvement of $185.5 million compared to operating income of $316.6 million for the nine months ended September 30, 2022. The increase in operating income was primarily driven by:

•
a decrease in consolidated environmental costs across all our refineries in our legacy portfolio of $136.9 million, driven by favorable mark to market adjustments and a gain on retirement of prior year RINs,

•	an increase of $113.3 million driven by a 29.0% increase in refined product sales volumes at our refineries in our legacy portfolio,
•	an increase of $98.9 million related to a favorable change in crude oil differentials at our refineries in our legacy portfolio,
•	a $53.1 million contribution from the Billings Acquisition, and
•	a favorable change in step-out obligation related to our intermediation agreements of $52.6 million driven by changes in commodity prices, partially offset by:

•	an increase in purchased product costs of $201.0 million at all our refineries in our legacy portfolio,
•	a decrease of $46.0 million related to declining crack spreads at our refineries in our legacy portfolio, and
•	an increase in logistics and other product delivery costs of $34.9 million at our refineries in our legacy portfolio.
Logistics. Operating income for our logistics segment was $54.0 million for the nine months ended September 30, 2023, an increase of $10.6 million compared to $43.4 million for the nine months ended September 30, 2022. The increase was primarily due to a $6.2 million contribution from the Billings Acquisition logistics assets acquired in June 2023 and a $17.4 million increase in operating income driven by an increase in throughput volumes throughout our legacy logistics portfolio, an increase in third-party contracts of $3.9 million, partially offset by an increase in variable expenses of $10.3 million, an increase in vessel and fuel costs of $4.5 million and an increase in depreciation and amortization expenses of $2.4 million.
Retail. Operating income for our retail segment was $42.0 million for the nine months ended September 30, 2023, an increase of $15.1 million compared to $26.9 million for the nine months ended September 30, 2022. The increase in operating income was primarily due to a $9.1 million increase in fuel margins, $8.2 million related to higher fuel sales volumes, and increased merchandise sales of $2.2 million, partly offset by higher operating expenses of $3.8 million driven by an increase in employee costs and credit card fees in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Adjusted Gross Margin
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Refining. For the three months ended September 30, 2023, our refining Adjusted Gross Margin was $350.6 million, an increase of $99.8 million compared to $250.8 million for the three months ended September 30, 2022. The increase was primarily driven by an increase of $197.6 million primarily related to lower feedstock costs across our legacy refining portfolio, Adjusted Gross Margin of $135.0 million contributed by the Montana refinery, partially offset by decreased crack spreads across our legacy refining portfolio, and higher intermediation fees. Other factors impacting refining results are described below.

•Adjusted Gross Margin for the Hawaii refinery decreased by $6.02 per barrel from $19.49 per barrel during the three months ended September 30, 2022 to $13.47 per barrel during the three months ended September 30, 2023, primarily due to lower feedstock costs and declining crack spreads. The Singapore 3-1-2 index declined from $26.43 in the third quarter of 2022 to $23.39 in the third quarter of 2023.
•Adjusted Gross Margin for the Washington refinery decreased by $7.67 per barrel from $19.97 per barrel during the three months ended September 30, 2022 to $12.30 per barrel during the three months ended September 30, 2023, primarily due to unfavorable environmental costs and declining crack spreads. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $40.58 in the third quarter of 2022 to $35.00 in the third quarter of 2023.
•Adjusted Gross Margin for the Wyoming refinery increased by $17.62 per barrel from $19.39 per barrel during the three months ended September 30, 2022 to $37.01 per barrel during the three months ended September 30, 2023, primarily due to a favorable FIFO change of $24.0 million and 13% higher sales volumes. The RVO Adjusted USGC 3-2-1 index improved from $29.01 in the third quarter of 2022 to $29.65 in the third quarter of 2023.
Logistics. For the three months ended September 30, 2023, our logistics Adjusted Gross Margin was $35.3 million, an increase of $9.1 million compared to $26.2 million for the three months ended September 30, 2022. The increase is primarily due to Adjusted Gross Margin of $9.0 million contributed by the Billings Acquisition logistics assets acquired in June 2023.
Retail. For the three months ended September 30, 2023, our retail Adjusted Gross Margin was $38.2 million, a decrease of $3.6 million compared to $41.8 million for the three months ended September 30, 2022. The decrease was primarily due to a 22% decrease in fuel margins, partially offset by 12% higher fuel sales volumes and 13% higher merchandise sales margins in the three months ended September 30, 2023 compared to the comparable period in 2022.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Refining. For the nine months ended September 30, 2023, our refining Adjusted Gross Margin was $767.8 million, an increase of $167.0 million compared to $600.8 million for the nine months ended September 30, 2022. The increase was primarily due to Adjusted Gross Margin contributed by the Montana refinery of $193.2 million and 9% higher refined product sales margins across our legacy refining portfolio, partially offset by $201.0 million higher purchased product expenses, and $112.8 million higher environmental expenses. Other factors impacting refining results are described below.
•Adjusted Gross Margin for the Hawaii refinery improved by $0.82 per barrel from $13.92 per barrel during the nine months ended September 30, 2022 to $14.74 per barrel during the nine months ended September 30, 2023, primarily due to lower feedstock costs and a 9% increase in refined product sales volumes, partially offset by $198.0 million higher purchased product costs and lower crack spreads. The Singapore 3-2-1 index declined from $26.52 in the nine months ended September 30, 2022 to $19.45 in the nine months ended September 30, 2023.
•Adjusted Gross Margin for the Washington refinery decreased by $6.60 per barrel from $16.51 per barrel during the nine months ended September 30, 2022 to $9.91 per barrel during the nine months ended September 30, 2023, primarily due to $115.5 million higher environmental expenses and declining crack spreads. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $36.89 in the nine months ended September 30, 2022 to $28.51 in the nine months ended September 30, 2023.
•Adjusted Gross Margin for the Wyoming refinery remained relatively consistent, from $29.20 per barrel during the nine months ended September 30, 2022 to $28.88 per barrel during the nine months ended September 30, 2023. The RVO Adjusted USGS 3-2-1 index declined from $29.87 in the nine months ended September 30, 2022 to $25.96 in the nine months ended September 30, 2023.

Logistics. For the nine months ended September 30, 2023, our logistics Adjusted Gross Margin was $85.9 million, an increase of $16.1 million compared to $69.8 million for the nine months ended September 30, 2022. The increase was primarily due to Adjusted Gross Margin of $12.4 million contributed from the Billings Acquisition logistics assets acquired in June 2023 and a 2% increase in throughput across our legacy assets, partially offset by an increase in cost of sales driven by $14.8 million higher fees and variable expenses.
Retail. For the nine months ended September 30, 2023, our retail Adjusted Gross Margin was $114.8 million, an increase of $19.4 million compared to $95.4 million for the nine months ended September 30, 2022. The increase was primarily related to an 11% increase in fuel margins, 12% higher fuel sales volumes, and an 11% increase in merchandise sales.
Discussion of Consolidated Results
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Revenues. For the three months ended September 30, 2023, revenues were $2.6 billion, a $0.5 billion increase compared to $2.1 billion for the three months ended September 30, 2022. The increase was primarily due to a $0.8 billion contribution from the Billings Acquisition and a 3% increase in refining sales volumes across our legacy refinery portfolio during the quarter, partially offset by the decrease in crude prices and average product crack spreads discussed below. Average Brent crude oil prices declined 12% and average WTI crude oil prices declined 10% during the third quarter of 2023 compared to the third quarter of 2022. The 3-1-2 Singapore Crack Spread, RVO Adjusted Pacific Northwest 3-1-1-1, and RVO Adjusted

USGC 3-2-1 declined 12%, 14%, and 2%, respectively, compared to the third quarter of 2022. Please read our key operating statistics for further information. Revenues at our retail segment increased $1.1 million primarily due to a 12% increase in volumes and a 10% increase in merchandise sales, partially offset by an 11% decline in fuel prices.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2023, cost of revenues (excluding depreciation) was $2.2 billion, an increase of $0.6 billion when compared to $1.6 billion for the three months ended September 30, 2022. The increase was primarily driven by a $0.7 billion contribution from the Billings Acquisition and higher inventory financing expenses, partially offset by decreased crude oil prices as described above and a favorable FIFO change of $0.2 billion. Cost of sales at our retail segment increased $4.7 million primarily driven by an increase in fuel sales volumes.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2023, operating expense (excluding depreciation) was $145.2 million, a $59.7 million increase when compared to $85.5 million for the three months ended September 30, 2022. The increase was primarily driven by the $57.7 million contribution from the Billings Acquisition.
Depreciation and Amortization. For the three months ended September 30, 2023, D&A was $35.3 million, an increase of $10.2 million compared to $25.1 million for the three months ended September 30, 2022. The increase was primarily driven by the $11.0 million of D&A attributable to the Billings Acquisition.
General and Administrative Expense (Excluding Depreciation). For the three months ended September 30, 2023, general and administrative expense (excluding depreciation) was $23.7 million, an increase of $7.5 million compared to $16.2 million for the three months ended September 30, 2022. The increase was primarily due to a $4.7 million increase in employee costs, a $1.3 million increase in consulting services, and $1.0 million related to the Billings Acquisition.
Equity earnings from refining and logistics investments. During the three months ended September 30, 2023, Equity earnings from refining and logistics investments were $3.9 million related to YELP and YPLC. For the three months ended ended September 30, 2023, our proportionate share of YELP’s net income and YPLC’s net income was $2.7 million and $1.5 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for further information.
Acquisition and Integration Expense. During the three months ended September 30, 2023, we incurred $4.7 million of acquisition and integration costs related to the Billings Acquisition, compared to immaterial acquisition and integration costs for the three months ended September 30, 2022. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the three months ended September 30, 2023, Par West redevelopment and other costs were $3.1 million, an increase of $0.3 million compared to $2.8 million for the three months ended September 30, 2022, primarily due to higher redevelopment costs.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2023, our interest expense and financing costs were $20.8 million, an increase of $3.9 million compared to $16.9 million for the three months ended September 30, 2022. The increase was primarily due to an increase in interest expense due to higher outstanding debt balances and higher inventory financing fees. Please read Note 11—Debt and Note 9—Inventory Financing Agreements for further information.
Income Taxes. For the three months ended September 30, 2023, we recorded income tax expense of $4.6 million primarily related to increased taxable income and higher apportionment factors in the states in which we pay taxes. For the three months ended September 30, 2022, we recorded income tax expense of $0.1 million primarily related to increased taxable income.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Revenues. For the nine months ended September 30, 2023, revenues were $6.0 billion, a $0.5 billion increase compared to $5.5 billion for the nine months ended September 30, 2022. The Billings Acquisition contributed revenues of $1.0 billion in the first four months under our ownership. When comparing our legacy refining operations, there was a decrease of $0.5 billion in third-party revenues at our refining segment, $0.7 billion of which was related to lower crude oil prices, partially offset by a 9% increase in refining sales volumes. Average Brent crude oil prices declined 20% and average WTI crude oil prices declined 21% as compared to the prior period. Revenues at our retail segment increased $18.0 million primarily due to a 12% increase in volumes, partially offset by a 8% decrease in fuel prices.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2023, cost of revenues (excluding depreciation) was $5.0 billion, a $0.2 billion increase compared to $4.8 billion for the nine months ended September 30, 2022, inclusive of a $0.9 billion contribution from the Billings Acquisition. When comparing our legacy refining operations, there was a decrease of $0.7 billion in cost of revenues (excluding depreciation), $0.8 billion of which was primarily due to decreases in crude oil prices as discussed above, $0.1 billion lower environmental costs, and $0.1 billion lower feedstock costs, partially offset by $0.3 billion related to higher refining sales volumes, and $0.2 billion related to higher purchased product costs.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2023, operating expense (excluding depreciation) was $330.1 million, an increase of $83.7 million compared to $246.4 million for the nine months ended September 30, 2022. The increase was primarily driven by $73.0 million attributable to the Billings Acquisition, coupled with $3.6 million higher employee costs and $2.8 million higher utility and maintenance expenses.
Depreciation and Amortization. For the nine months ended September 30, 2023, D&A was $87.9 million, an increase of $13.4 million compared to $74.5 million for the nine months ended September 30, 2022. The increase was primarily driven by the $14.5 million contribution from the Billings Acquisition.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2023, general and administrative expense (excluding depreciation) was $66.1 million, an increase of $18.5 million compared to $47.6 million for the nine months ended September 30, 2022. The increase was primarily due to an $8.9 million increase in employee costs, $4.5 million increase in outside services, and $3.1 million of expenses related to development of our renewable projects.
Equity earnings from refining and logistics investments. For the nine months ended September 30, 2023, equity earnings from refining and logistics investments were $4.4 million. As part of the Billings Acquisition, we acquired a 65% limited partnership ownership interest in YELP and a 40% ownership interest in YPLC. For the nine months ended September 30, 2023, our proportionate share of YELP’s net income and YPLC’s net income was $2.7 million and $1.9 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for additional information.
Acquisition and Integration Expense. During the nine months ended September 30, 2023, we incurred $17.2 million of acquisition and integration costs related to the Billings Acquisition, compared to $0.1 million of acquisition and integration costs for the nine months ended September 30, 2022. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the nine months ended September 30, 2023, Par West redevelopment and other costs were $8.5 million, an increase of $2.8 million compared to $5.7 million for the nine months ended September 30, 2022, associated with the operation and decommissioning of our Par West facility. The increase was primarily due to additional redevelopment costs of $3.0 million.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2023, our interest expense and financing costs were $52.0 million, relatively consistent with $51.4 million for the nine months ended September 30, 2022.
Debt Extinguishment and Commitment Costs. For the nine months ended September 30, 2023, we incurred debt extinguishment and commitment costs of $17.7 million in connection with the refinancing of our long-term debt in the first quarter of 2023. Please read Note 11—Debt for further information. For the nine months ended September 30, 2022, our debt extinguishment and commitment costs were $5.3 million and primarily represented extinguishment costs associated with the redemption of $36.9 million of 12.875% Senior Secured Notes in the second quarter of 2022.
Equity Earnings from Laramie Energy, LLC. For the nine months ended September 30, 2023, equity earnings from Laramie Energy, LLC were $10.7 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. There were no equity earnings from our investment in Laramie Energy, LLC, for the nine months ended September 30, 2022. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the nine months ended September 30, 2023, we recorded an income tax expense of $6.7 million primarily related to increased taxable income and higher apportionment factors in the states in which we pay taxes. For the nine months ended September 30, 2022, we recorded an income tax expense of $0.8 million primarily related to increased taxable income.

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

	As of September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$8,194	$338,884	$27	$347,105
Restricted cash	337	18,138	—	18,475
Trade accounts receivable	—	527,348	94	527,442
Inventories	—	1,227,329	—	1,227,329
Prepaid and other current assets	7,592	49,905	(94)	57,403
Due from related parties	329,553	—	(329,553)	—
Total current assets	345,676	2,161,604	(329,526)	2,177,754
Property, plant, and equipment
Property, plant, and equipment	21,307	1,519,113	3,955	1,544,375
Less accumulated depreciation and amortization	(16,187)	(436,075)	(3,263)	(455,525)
Property, plant, and equipment, net	5,120	1,083,038	692	1,088,850
Long-term assets
Operating lease right-of-use assets	2,172	327,256	—	329,428
Refining and logistics equity investments	—	—	82,800	82,800
Investment in subsidiaries	842,757	—	(842,757)	—
Intangible assets, net	—	11,583	—	11,583
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	68,337	—	69,063
Total assets	$1,196,451	$3,778,496	$(1,086,194)	$3,888,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,287	$—	$4,287
Obligations under inventory financing agreements	—	841,838	—	841,838
Accounts payable	4,883	515,050	—	519,933
Accrued taxes	35	50,248	—	50,283
Operating lease liabilities	788	70,838	—	71,626
Other accrued liabilities	497	450,764	360	451,621
Due to related parties	116,448	197,861	(314,309)	—
Total current liabilities	122,651	2,130,886	(313,949)	1,939,588
Long-term liabilities
Long-term debt, net of current maturities	—	532,653	—	532,653
Finance lease liabilities	—	12,471	(4,293)	8,178
Operating lease liabilities	2,541	264,441	—	266,982
Other liabilities	—	107,495	(37,402)	70,093
Total liabilities	125,192	3,047,946	(355,644)	2,817,494
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	605	—	—	605
Additional paid-in capital	853,835	277,686	(277,686)	853,835
Accumulated earnings (deficit)	208,724	446,876	(446,876)	208,724
Accumulated other comprehensive income (loss)	8,095	5,988	(5,988)	8,095
Total stockholders’ equity	1,071,259	730,550	(730,550)	1,071,259
Total liabilities and stockholders’ equity	$1,196,451	$3,778,496	$(1,086,194)	$3,888,753

	As of December 31, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,547	$488,350	$28	$490,925
Restricted cash	331	3,670	—	4,001
Trade accounts receivable	—	252,816	69	252,885
Inventories	—	1,041,983	—	1,041,983
Prepaid and other current assets	2,229	89,883	(69)	92,043
Due from related parties	229,431	—	(229,431)	—
Total current assets	234,538	1,876,702	(229,403)	1,881,837
Property, plant, and equipment
Property, plant, and equipment	19,865	1,200,747	3,955	1,224,567
Less accumulated depreciation and amortization	(14,967)	(370,643)	(3,123)	(388,733)
Property, plant, and equipment, net	4,898	830,104	832	835,834
Long-term assets
Operating lease right-of-use assets	2,649	348,112	—	350,761
Investment in subsidiaries	487,943	—	(487,943)	—
Intangible assets, net	—	13,577	—	13,577
Goodwill	—	126,727	2,598	129,325
Other long-term assets	723	72,721	(4,131)	69,313
Total assets	$730,751	$3,267,943	$(718,047)	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,956	$—	$10,956
Obligations under inventory financing agreements	—	893,065	—	893,065
Accounts payable	4,176	147,219	—	151,395
Accrued taxes	47	32,052	—	32,099
Operating lease liabilities	787	65,294	—	66,081
Other accrued liabilities	511	639,396	587	640,494
Due to related parties	77,420	118,139	(195,559)	—
Total current liabilities	82,941	1,906,121	(194,972)	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	—	494,576	—	494,576
Finance lease liabilities	—	10,710	(4,399)	6,311
Operating lease liabilities	3,273	289,428	—	292,701
Other liabilities	—	46,922	1,510	48,432
Total liabilities	86,214	2,747,757	(197,861)	2,636,110
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	604	—	—	604
Additional paid-in capital	836,491	409,686	(409,686)	836,491
Accumulated earnings (deficit)	(200,687)	104,479	(104,479)	(200,687)
Accumulated other comprehensive income (loss)	8,129	6,021	(6,021)	8,129
Total stockholders’ equity	644,537	520,186	(520,186)	644,537
Total liabilities and stockholders’ equity	$730,751	$3,267,943	$(718,047)	$3,280,647

	Three Months Ended September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,579,306	$2	$2,579,308

Operating expenses
Cost of revenues (excluding depreciation)	—	2,174,385	—	2,174,385
Operating expense (excluding depreciation)	—	145,183	—	145,183
Depreciation and amortization	404	34,861	46	35,311

General and administrative expense (excluding depreciation)	7,158	16,536	—	23,694
Equity earnings from refining and logistics investments	—	—	(3,934)	(3,934)
Acquisition and integration costs (2)	—	4,669	—	4,669
Par West redevelopment and other costs	—	3,127	—	3,127
Gain on sale of assets, net	—	—	—	—
Total operating expenses	7,562	2,378,761	(3,888)	2,382,435

Operating income (loss)	(7,562)	200,545	3,890	196,873

Other income (expense)
Interest expense and financing costs, net	(11)	(20,895)	91	(20,815)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	19	(62)	—	(43)
Equity earnings (losses) from subsidiaries	181,120	—	(181,120)	—
Equity earnings from Laramie Energy, LLC	—	—	—	—
Total other income (expense), net	181,128	(20,957)	(181,029)	(20,858)

Income (loss) before income taxes	173,566	179,588	(177,139)	176,015
Income tax benefit (expense) (1)	(2,151)	(43,708)	41,259	(4,600)
Net income (loss)	$171,415	$135,880	$(135,880)	$171,415

Adjusted EBITDA	$(7,123)	$257,413	$5,456	$255,746

	Three Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,056,252	$33	$2,056,285

Operating expenses
Cost of revenues (excluding depreciation)	—	1,642,626	—	1,642,626
Operating expense (excluding depreciation)	—	85,513	—	85,513
Depreciation and amortization	517	24,561	47	25,125
General and administrative expense (excluding depreciation)	5,213	11,006	—	16,219
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	2,816	—	2,816
Gain on sale of assets, net	—	(185)	—	(185)
Total operating expenses	5,730	1,766,337	47	1,772,114

Operating income	(5,730)	289,915	(14)	284,171

Other income (expense)
Interest expense and financing costs, net	15	(16,958)	91	(16,852)
Debt extinguishment and commitment costs	—	343	—	343
Other income (expense), net	(8)	(191)	1	(198)
Equity earnings (losses) from subsidiaries	273,119	—	(273,119)	—
Total other income (expense), net	273,126	(16,806)	(273,027)	(16,707)

Income (loss) before income taxes	267,396	273,109	(273,041)	267,464
Income tax benefit (expense) (1)	—	(66,917)	66,849	(68)
Net income (loss)	$267,396	$206,192	$(206,192)	$267,396

Adjusted EBITDA	$(5,221)	$219,247	$34	$214,060

	Nine Months Ended September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$6,048,378	$66	$6,048,444

Operating expenses
Cost of revenues (excluding depreciation)	—	5,038,211	—	5,038,211
Operating expense (excluding depreciation)	—	330,146	—	330,146
Depreciation and amortization	1,220	86,527	140	87,887

General and administrative expense (excluding depreciation)	21,467	44,682	(1)	66,148
Equity earnings from refining and logistics investments	—	—	(4,359)	(4,359)
Acquisition and integration costs	—	17,213	—	17,213
Par West redevelopment and other costs	—	8,490	—	8,490
Gain on sale of assets, net	—	—	—	—
Total operating expenses	22,687	5,525,269	(4,220)	5,543,736

Operating income (loss)	(22,687)	523,109	4,286	504,708

Other income (expense)
Interest expense and financing costs, net	(37)	(52,210)	273	(51,974)
Debt extinguishment and commitment costs	—	(17,682)	—	(17,682)
Other income (expense), net	53	248	—	301
Equity earnings (losses) from subsidiaries	465,053	—	(465,053)	—
Equity earnings from Laramie Energy, LLC	—	—	10,706	10,706
Total other income (expense), net	465,069	(69,644)	(454,074)	(58,649)

Income (loss) before income taxes	442,382	453,465	(449,788)	446,059
Income tax benefit (expense) (1)	(3,064)	(111,068)	107,391	(6,741)
Net income (loss)	$439,318	$342,397	$(342,397)	$439,318

Adjusted EBITDA	$(20,922)	$588,980	$6,153	$574,211

	Nine Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,512,816	$94	$5,512,910

Operating expenses
Cost of revenues (excluding depreciation)	—	4,801,800	—	4,801,800
Operating expense (excluding depreciation)	—	246,394	—	246,394
Depreciation and amortization	1,721	72,624	143	74,488
General and administrative expense (excluding depreciation)	14,147	33,403	—	47,550
Acquisition and integration costs	63	—	—	63
Par West redevelopment and other costs	—	5,681	—	5,681
Gain on sale of assets, net	27	(197)	—	(170)
Total operating expenses	15,958	5,159,705	143	5,175,806

Operating income	(15,958)	353,111	(49)	337,104

Other income (expense)
Interest expense and financing costs, net	6	(51,683)	277	(51,400)
Debt extinguishment and commitment costs	—	(5,329)	—	(5,329)
Other income (expense), net	(12)	(138)	1	(149)
Equity earnings (losses) from subsidiaries	295,434	—	(295,434)	—
Total other income (expense), net	295,428	(57,150)	(295,156)	(56,878)

Income (loss) before income taxes	279,470	295,961	(295,205)	280,226
Income tax benefit (expense) (1)	—	(72,616)	71,860	(756)
Net income (loss)	$279,470	$223,345	$(223,345)	$279,470

Adjusted EBITDA	$(13,808)	$482,250	$95	$468,537
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$171,415	$135,880	$(135,880)	$171,415
Inventory valuation adjustment	—	72,823	—	72,823
Environmental obligation mark-to-market adjustments	—	(50,153)	—	(50,153)
Unrealized loss (gain) on derivatives	—	(8,995)	—	(8,995)
Acquisition and integration costs	—	4,669	—	4,669
Par West redevelopment and other costs	—	3,127	—	3,127
Debt extinguishment and commitment costs	—	—	—	—
Severance costs	16	598	1	615
Depreciation and amortization	404	34,861	46	35,311
Interest expense and financing costs, net	11	20,895	(91)	20,815
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	(181,120)	—	181,120	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,519	1,519
Income tax expense (benefit)	2,151	43,708	(41,259)	4,600
Adjusted EBITDA (1)	$(7,123)	$257,413	$5,456	$255,746

	Three Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$267,396	$206,192	$(206,192)	$267,396
Inventory valuation adjustment	—	(91,135)	—	(91,135)
Environmental obligation mark-to-market adjustments	—	(6,731)	—	(6,731)
Unrealized loss on derivatives	—	3,004	—	3,004
Acquisition and integration costs	—	—	—	—
Debt extinguishment and commitment costs	—	(343)	—	(343)
Severance costs	—	9	—	9
Depreciation and amortization	517	24,561	47	25,125
Interest expense and financing costs, net	(15)	16,958	(91)	16,852
Equity losses (income) from subsidiaries	(273,119)	—	273,119	—
Income tax expense (benefit)	—	66,917	(66,849)	68
Gain on sale of assets, net	—	(185)	—	(185)
Adjusted EBITDA (1)	$(5,221)	$219,247	$34	$214,060

	Nine Months Ended September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$439,318	$342,397	$(342,397)	$439,318
Inventory valuation adjustment	—	126,799	—	126,799
Environmental obligation mark-to-market adjustments	—	(174,111)	—	(174,111)
Unrealized loss (gain) on derivatives	—	(487)	—	(487)
Acquisition and integration costs	—	17,213	—	17,213
Par West redevelopment and other costs	—	8,490	—	8,490
Debt extinguishment and commitment costs	—	17,682	—	17,682
Severance costs	492	1,192	1	1,685
Depreciation and amortization	1,220	86,527	140	87,887
Interest expense and financing costs, net	37	52,210	(273)	51,974
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	(10,706)
Equity losses (income) from subsidiaries	(465,053)	—	465,053	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,726	1,726
Income tax expense	3,064	111,068	(107,391)	6,741
Adjusted EBITDA (1)	$(20,922)	$588,980	$6,153	$574,211

	Nine Months Ended September 30, 2022
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$279,470	$223,345	$(223,345)	$279,470
Inventory valuation adjustment	—	(18,039)	—	(18,039)
Environmental obligation mark-to-market adjustments	—	83,119	—	83,119
Unrealized loss (gain) on derivatives	—	(10,151)	—	(10,151)
Acquisition and integration costs	63	—	—	63
Debt extinguishment and commitment costs	—	5,329	—	5,329
Severance costs	351	1,921	—	2,272
Depreciation and amortization	1,721	72,624	143	74,488
Interest expense and financing costs, net	(6)	51,683	(277)	51,400
Equity losses (income) from subsidiaries	(295,434)	—	295,434	—
Income tax expense (benefit)	—	72,616	(71,860)	756
Gain on sale of assets, net	27	(197)	—	(170)
Adjusted EBITDA (1)	$(13,808)	$482,250	$95	$468,537
________________________________________
(1)For the three and nine months ended September 30, 2023 and 2022, there was no LIFO liquidation adjustment, change in value of contingent consideration, change in value of common stock warrants, change in valuation allowance or other deferred tax items, impairment expense, impairments associated with our investment in Laramie Energy, our share of Laramie Energy’s asset impairment losses in excess of our basis difference, or our share of Laramie Energy’s unrealized loss (gain) on derivatives. For the three and nine months ended September 30, 2022, there was no Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments.
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
Our liquidity position as of September 30, 2023 was $778.2 million and consisted of $769.7 million at Par Petroleum, LLC and subsidiaries, $8.5 million at Par Pacific Holdings, Inc., and an immaterial amount at all our other subsidiaries.
As of September 30, 2023, we had access to the ABL Credit Facility, the LC Facility, the J. Aron Discretionary Draw Facility, the MLC receivable advances, and cash on hand of $347.1 million. In addition, we have the Supply and Offtake Agreement with J. Aron, which is used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness. On June 1, 2023 we closed the Billings Acquisition; please read Note 5—Acquisitions for further information. On April 26, 2023, we terminated the Prior ABL Credit Facility with certain lenders and Bank of America and entered into a new ABL Credit Facility. On July 26, 2023, we entered into a new LC Facility in connection with the July 2023 S&O Amendment. Please read Note 11—Debt for further information about the ABL Credit Facility and Note 9—Inventory Financing Agreements for further information about the July 2023 S&O Amendment and LC Facility. On October 4, 2023, we entered into the Second Amendment to the ABL Credit Facility and USOR entered into a Wind-Down and Termination Agreement; please read Note 20—Subsequent Events for further information.
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
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$581,445	$369,053
Net cash used in investing activities	(631,752)	(37,661)
Net cash used in financing activities	(79,039)	(34,522)
Cash flows for the nine months ended September 30, 2023
Net cash provided by operating activities for the nine months ended September 30, 2023 was driven primarily by net income of $439.3 million, non-cash charges to operations and non-operating items of approximately $106.4 million, and net cash provided by changes in operating assets and liabilities of approximately $35.7 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $87.9 million,
•	debt commitment and extinguishment costs of $17.7 million,
•	stock based compensation costs of $9.0 million,

partially offset by:
•	a gain of $10.7 million from our equity investment in Laramie Energy.

Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	an increase in our accounts payable primarily driven by the contribution of our Billings business, and
•	a decrease in inventory driven by lower crude oil and refined product prices, lower inventory volumes, and a decrease in RINs assets at our Hawaii and Wyoming refineries,

partially offset by:
•	an increase in our accounts receivable primarily driven by the contribution from our Billings Acquisition and higher accounts receivable balances across our legacy refining portfolio, and
•	a decrease in gross environmental credit obligations primarily related to retirements of a portion of our prior year obligations, partially offset by increased current period obligation.
Net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of:

•	$595.4 million used for the Billings Acquisition, and
•
$53.7 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, including construction of a flagship retail store in Washington, improved crude processing equipment at our Hawaii refinery, a co-processing unit at our Tacoma refinery, and various IT infrastructure improvements, partially offset by:
•	a $10.7 million cash distribution received from Laramie Energy in the first quarter of 2023.
Net cash used in financing activities was approximately $79.0 million for the nine months ended September 30, 2023 and consisted primarily of the following activities:

•	net repayments under the J. Aron Discretionary Draw Facility and MLC receivable advances of $52.4 million, and
•	repurchases of common stock of $32.2 million,

partially offset by:
•	net borrowings of debt of $12.7 million primarily driven by the refinancing and consolidation of our debt.
Cash flows for the nine months ended September 30, 2022
Net cash provided by operating activities for the nine months ended September 30, 2022, was driven primarily by net income of $279.5 million, non-cash charges to operations of approximately $80.3 million, and net cash provided by changes in operating assets and liabilities of approximately $9.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $74.5 million,
•	stock based compensation costs of $7.4 million, and
•	debt commitment and extinguishment costs of $5.3 million,

partially offset by:
•	unrealized gain on derivatives contracts of $10.2 million.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable, and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices,

partially offset by:
•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery; and
•	increase in prepaid and other primarily driven by a $71.2 million increase in Advances to suppliers for crude purchases.
Net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of:

•
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

Net cash used in financing activities was approximately $34.5 million for the nine months ended September 30, 2022 and consisted primarily of the following activities:

•	net repayments of debt of $72.3 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and
•	repurchases of common stock of $7.3 million,

partially offset by:
•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $48.2 million.
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, outside the ordinary course of business except as follows:
Debt Refinancing. On February 28, 2023, we entered into the Term Loan Credit Agreement. The proceeds were used to repurchase and cancel the then-outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and terminate and repay all amounts outstanding under the Term Loan B Facility. As a result of this refinancing, our debt maturity was extended from 2026 to 2030 and, using interest rates that were in effect at March 31, 2023, our estimated undiscounted future interest payments increased to $344 million. On October 4, 2023, we entered into the Second Amendment to the ABL Credit Facility and the Wind-Down Agreement. Please read Note 11—Debt and Note 20—Subsequent Events for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the nine months ended September 30, 2023.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the conflict between Russia and Ukraine and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about future events; our ability to integrate the recently acquired ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”) into our existing business, the anticipated synergies and other benefits of the Acquisition, including renewable growth opportunities; anticipated liabilities and costs associated with the Acquisition; the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2023 of 198 thousand bpd, would change annualized operating income by approximately $71.4 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at September 30, 2023, will settle by December 2024. Based on our net open positions at September 30, 2023, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $3.7 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, we consumed approximately 143 thousand bpd of crude oil during the refining process across all our refineries. We internally consumed approximately 3% of this throughput in the refining process during the three and nine months ended September 30, 2023, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 12—Derivatives to our condensed consolidated financial statements for more information.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our RVO is based on a percentage of our Hawaii, Wyoming, Washington, and Montana refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. On June 3, 2022, the EPA finalized the 2021 and 2022 RVOs, reduced the existing 2020 RVO, denied 69 small refinery exemption petitions including ours, and proposed that certain small refineries be permitted to use an alternative RIN retirement schedule for their 2019-2020 compliance obligations. On June 21, 2023, the EPA finalized the 2023, 2024, and 2025 RVOs. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when we deem the price of these instruments to be favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with Washington CCA and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington CCA and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable. Some of these contracts are derivative instruments and recorded at their fair value. Please read Note 12—Derivatives for more information.
Interest Rate Risk
As of September 30, 2023, we had $547.3 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement and the MLC Washington Refinery Intermediation Agreement for which we pay charges based on the three-month London Interbank Offered Rate (“LIBOR”) and SOFR, respectively. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $0.8 million and $7.4 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2023 we had entered into an interest rate collar at a cap of 5.50% and floor of 2.300%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 12—Derivatives for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Other than the acquisition of ExxonMobil’s Billings refinery on June 1, 2023, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Billings refinery operations, control processes and information systems into our systems and control environment and will include them in scope for the year ending December 31, 2024. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

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
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2023:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2023	2,496	$29.18	—	$40,854,087
August 1 - August 31, 2023	454,455	35.28	453.182	224,866,667
September 1 - September 30, 2023	327,265	34.77	325.234	213,556,248
Total	784,216	$35.05	778.416
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
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

10.2	Parent Guaranty, dated as of July 26, 2023, made by Par Petroleum, LLC, as guarantor. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.3
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.4
Third Amended and Restated Pledge and Security Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, J. Aron & Company LLC, MUFG Bank, Ltd., and U.S. Bank Trust Company, National Association, as collateral agent. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.5
Collateral Agency and Intermediation Rights Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, MUFG Bank, Ltd., J. Aron & Company LLC, and U.S. Bank Trust Company, National Association, as collateral agent. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.6
Wind-Down and Termination Agreement, dated as of October 4, 2023, by and among U.S. Oil & Refining Co., Par Petroleum, LLC, McChord Pipeline Co., and Merrill Lynch Commodities. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2023.

10.7
Second Amendment to Asset-Based Revolving Credit Agreement and Joinder Agreement dated October 4, 2023, among Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Montana, LLC, Par Rocky Mountain Midstream, LLC, U.S. Oil & Refining Co., the Company, the other loan parties party thereto, Wells Fargo Bank, National Association, and the incremental lenders and lenders party thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2023.

10.8
Limited Consent to Uncommitted Credit Agreement effective as of October 4, 2023, among Par Hawaii Refining, LLC, Par Petroleum, LLC, the lenders party thereto, MUFG Bank, Ltd., and U.S. Bank Trust Company, National Association, solely in its capacity as the collateral agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 10, 2023.

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

Date: November 8, 2023