Form 10-K
period 2023-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2024-02-29
CIK 821483

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
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,550,243,970 based on the closing sales price of the common stock on the New York Stock Exchange on June 30, 2023. As of February 22, 2024, 59,575,453 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

i

Glossary of Selected Industry Terms
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10- K have the following meanings:

barrel or bbl	A common unit of measure in the oil industry, which equates to 42 gallons.
blendstocks	Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate, or butane, among others.
Brent	A light, sweet North Sea crude oil, characterized by an API gravity of 38 degrees and a sulfur content of approximately 0.4% by weight that is used as a benchmark for other crude oils.
cardlock	Automated unattended fueling sites that are open all day and are designed for commercial fleet vehicles.
catalyst	A substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.
CO2	Carbon dioxide.
condensate	Light hydrocarbons which are in gas form underground but are a liquid at normal temperatures and pressure.
crack spread	A simplified calculation that measures the difference between the price for refined products and crude oil. For example, we reference the 3-1-2 Singapore crack spread, which approximates the per barrel results from processing three barrels of Brent crude oil to produce one barrel of gasoline and two barrels of distillates (diesel and jet fuel).
distillates	Refers primarily to diesel, heating oil, kerosene, and jet fuel.
ethanol	A clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.
feedstocks	Crude oil or partially refined petroleum products that are further processed into refined products.
HSFO	High sulfur fuel oil.
jobber	A petroleum marketer.
LPG	Liquified petroleum gas.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
MMbbls	Million barrels of crude oil or other liquid hydrocarbons.
MMbtu	Million British thermal units, a unit of measurement for natural gas.
MMcfd	Million cubic feet per day, a unit of measurement for natural gas.
MW	Megawatt, a unit of measurement for electricity or other energy transfer. A watt is a unit of work at the rate of one joule per second or current at the rate of one ampere across a potential difference of one volt.
NOx	Nitrogen oxides.
refined products	Petroleum products, such as gasoline, diesel, and jet fuel, that are produced by a refinery.
SO2	Sulfur dioxide.
SPM	Single point mooring. Also known as a single buoy mooring, refers to a loading buoy that is anchored offshore and serves as an interconnect for tankers loading or offloading crude oil and refined products.
throughput	The volume processed through a unit or refinery.
turnaround	A periodically required standard procedure to inspect, refurbish, repair, and maintain a refinery. This process involves the shutdown and inspection of major processing units and typically occurs every three to seven years, depending on unit type.
ULSD	Ultra-low sulfur diesel.
WTI	West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38 degrees and 40 degrees and a sulfur content of approximately 0.3% by weight that is used as a benchmark for other crude oils.
yield	The percentage of refined products that is produced from crude oil and other feedstocks, net of fuel used as energy.
ii

PART I

Item  1. BUSINESS
OVERVIEW
Par Pacific Holdings, Inc., headquartered in Houston, Texas, is a growth-oriented energy company providing both renewable and conventional fuels to the western United States.
Our business is organized into three primary segments:
1) Refining - We own and operate four refineries with total operating crude oil throughput capacity of 219 Mbpd. Our refineries in Kapolei, Hawaii, Newcastle, Wyoming, Tacoma, Washington, and Billings, Montana, convert crude oil into gasoline, distillate, asphalt and other products to serve the state of Hawaii and areas ranging from Washington state to the Dakotas and Wyoming.
2) Retail - We operate fuel retail outlets in Hawaii, Washington, and Idaho. We operate convenience stores and fuel retail sites under our “Hele” and “nomnom” brands, “76” branded fuel retail sites and other sites operated by third parties that sell gasoline, diesel, and retail merchandise such as soft drinks, prepared foods, and other sundries. We also operate unattended cardlock stations.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions. This network includes an SPM in Hawaii, a unit train-capable rail loading terminal in Washington, and other terminals, pipelines, trucking operations, marine vessels, storage facilities, loading and truck racks, and rail facilities for the movement of petroleum, refined products, and ethanol in and among the Hawaiian islands, between the U.S. West Coast, and the Rocky Mountain region.
As of December 31, 2023, we owned a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”), an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2023, through the Billings Acquisition (as defined in Note 5—Acquisitions under Item 8 of this Annual Report on Form 10-K), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 23—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Macroeconomic Factors Affecting Our Business
U.S. and Global Inflationary Factors. Energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation, and continued to increase interest rates in 2023, from near zero percent at the beginning of 2022 to a range of 5.25% to 5.5% in December 2023. These actions by the Fed acted to lower U.S. inflation rates, which have decreased 3.4% year over year as of the December inflation report released in January 2024. The U.S. retail price for regular-grade gasoline averaged $3.52 per gallon in 2023, following gasoline price highs of approximately $5.01 per gallon in the summer of 2022. This decline was due, in part, to lower crude oil prices in 2023 compared with 2022 and higher gasoline inventories in the second half of 2023.
The COVID-19 Pandemic. Subsequent to the pandemic, and various preventive and mitigating measures taken in response, refined product demand has largely returned to 2019 levels. Despite global additions to refining capacity, the availability of refining capacity has not kept pace with demand, and global refinery utilization is above normal levels. Consequently, refining product margins have been consistently above pre-pandemic margins since the spring of 2022.
Geopolitical Conflicts. Given the nature of our operations, including sourcing crude oil and feedstocks, geopolitical conflicts may affect our business and results of operations. The Russia-Ukraine war, the Israel-Palestine conflict, Houthi attacks in the Red Sea, and Iranian activities in the Strait of Hormuz have all disrupted global trade patterns, increased crude oil price volatility, and increased freight costs and delivery times.
We continue to actively monitor the impact of these and other global situations on our people, operations, financial condition, liquidity, suppliers, customers, and industry, and are actively responding to the impacts that these matters have on our business. Please read “Item 1A. — Risk Factors” and “Item 7. — Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Overview” for further discussion of the risks, uncertainties, and actions we have taken in response to the conditions noted above and the resulting economic impacts.
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
OPERATING SEGMENTS
Refining
We own and operate refineries in Hawaii, Wyoming, Washington, and Montana, with total operating crude oil throughput capacity of 219 Mbpd. During the year ended December 31, 2023, our refineries processed 170.3 Mbpd of crude oil and sold 183.1 Mbpd of refined products.
Our refineries consist of various units, including crude oil distillation, vacuum distillation, hydrocracking, catalytic reforming, naphtha hydrotreating, diesel hydrotreating, fluidized catalytic cracking, alkylation, and isomerizing units. Our refineries process a variety of condensate and light and heavy crude oils purchased from domestic and foreign suppliers to produce LPG, naphtha, gasoline, jet fuel, ULSD, marine fuel, LSFO, HSFO, asphalt, and other associated refined products.
Our refineries are connected with each other and with the communities we serve via pipelines, terminals, tankers, and other transportation mechanisms. These various forms of transportation allow the movement of crude oil, various feedstocks, and a variety of refined products from our suppliers to our refineries, among our refineries, and from our refineries to our customers. Please read our Logistics segment discussion below for additional information.
Descriptions of our refineries and their capacities are below.
Hawaii Refinery. Our Hawaii refinery is located in Kapolei, Hawaii, on the island of Oahu, and is rated at 94 Mbpd of Crude unit operating throughput capacity. The Hawaii refinery’s major processing units produce LPG, naphtha, gasoline, jet fuel, ULSD, marine fuel, LSFO, HSFO, asphalt, and other associated refined products. We believe the configuration of our Hawaii refinery uniquely fits the demands of the Hawaii market. We believe the 3-1-2 Singapore Crack Spread is the most representative market indicator for our Hawaii operations. The 3-1-2 Singapore Crack Spread is computed by taking one barrel of gasoline and two barrels of distillates (diesel and jet fuel) from three barrels of Brent crude oil.
Montana Refinery. Our Montana refinery is located along the Yellowstone River just outside Billings, Montana, and is rated at 63 Mbpd throughput capacity. The Montana refinery is a high-conversion, complex facility that processes low-cost Western Canadian and regional Rocky Mountain crude oil to produce gasoline, distillate, asphalt, and other products to serve the Rocky Mountain region. Our Montana refinery assets include a 65% interest in an adjacent co-generation facility. We believe the RVO Adjusted USGC 3-2-1 is the most representative market indicator for our operations in Billings, Montana. The RVO Adjusted USGC 3-2-1 Index is computed by taking three barrels of WTI crude oil and converting them into two barrels of USGC gasoline and one barrel of USGC ULSD, less 100% of the RVO cost.
Washington Refinery. Our Washington refinery is located in Tacoma, Washington, and is rated at 42 Mbpd throughput capacity. The Washington refinery’s major processing units produce ULSD, jet fuel, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest. We believe the RVO Adjusted Pacific Northwest 3-1-1-1 Index is the most representative market indicator for our operations in Tacoma, Washington with improved historical correlations to our reported adjusted gross margin compared to prior reported indices. The RVO Adjusted Pacific Northwest 3-1-1-1 Index is computed by taking one part gasoline (PNW sub-octane), one part distillate (PNW ULSD), and one part VGO (USGC VGO) as created from three barrels of WTI Crude, less 100% of the RVO cost for gasoline and distillate. In

January 2024, our Washington refinery was awarded the U.S. Environmental Protection Agency’s (“EPA”) ENERGY STAR certification, indicating the refinery performs in the top 25% of similar facilities nationwide for energy efficiency and meets strict energy efficiency performance levels set by the EPA.
Wyoming Refinery. Our Wyoming refinery is located in Newcastle, Wyoming, and is rated at 20 Mbpd throughput capacity. The Wyoming refinery’s major processing units produce gasoline, ULSD, jet fuel, and other associated refined products. We believe the RVO Adjusted USGC 3-2-1 the most representative market indicator for our Wyoming refining and fuel distribution operations with improved historical correlations to our reported adjusted gross margin compared to prior reported indices. Please read the discussion of the RVO Adjusted USGC 3-2-1 Index in the Montana refinery section above for further information. In January 2024, our Wyoming refinery was also awarded the EPA’s ENERGY STAR certification.
Crude Oil Supply
We source our crude oil feedstock from North America, Asia, Latin America, Africa, the Middle East, and other sources. Effective March 3, 2022, we suspended purchases of Russian crude oil as a response to the Russia-Ukraine conflict.
Competition
All facets of the energy industry are highly competitive. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions. In addition, the energy industry is subject to global economic and political factors and changing governmental regulations. Our operating results are affected by changes in pricing for crude oil, feedstocks, and natural gas, as well as changes in the markets that we serve. All our refineries’ product slates are tailored to meet local demand. In the continental U.S., our refined products typically serve areas ranging from Washington state to the Dakotas and Wyoming.
Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks.
Retail
The retail segment includes locations in Hawaii, Washington, and Idaho where we set the price to the retail consumer. Certain of our Hawaii locations and all of the Washington and Idaho locations are operated by our personnel and include various sizes of convenience stores, snack shops, and kiosks. The remaining locations in Hawaii are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
As of December 31, 2023, our company-operated convenience stores with fuel in Hawaii are branded “Hele,” our proprietary brand. Additionally, some of our partner sites operate under our proprietary Hele fuel brand. We also hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations. The “76” license agreement expires October 31, 2031, unless extended by mutual agreement. Since its launch in 2016, the Hele brand has won several awards for being the preferred fuel choice for Hawaii customers. Our cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”).
We operate convenience stores at all of our retail fuel outlets in Washington and Idaho. We use our proprietary “nomnom” brand at both the fueling facilities and stores. Our current store count includes the acquisition and rebranding of three convenience store locations in Washington acquired on December 2, 2022. Additionally, we opened a new to industry site in a growth area of Spokane, Washington, on September 25, 2023.
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

Hawaii Logistics
Our logistics network extends throughout the State of Hawaii. On Oahu, the system begins with our SPM located 1.7 miles offshore of our Hawaii refinery. This SPM allows for the safe, reliable, and efficient receipt of crude oil shipments to the Hawaii refinery, as well as both the receipt and export of finished products. Connecting the SPM to the Hawaii refinery are three undersea pipelines, two for the import or export of refined products and one for crude oil. We also have an on-shore pipeline manifold which allows for crude oil to be transferred between the Hawaii refinery and the IES Downstream, LLC (“IES”) storage facility located approximately 2 miles away. From the Hawaii refinery, we distribute refined products through our logistics network of pipelines, trucks, leased barges, terminals, and storage facilities throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai and for export to the U.S. West Coast and Asia.
Montana Logistics
On June 1, 2023, we purchased distribution and logistics assets in the upper Rockies region, including the wholly owned Silvertip Pipeline, a 40% interest in the Yellowstone refined products pipeline, and four wholly owned and three joint venture refined product terminals located in Montana and Washington. Our Montana logistics network services the PADD IV and V regions.
Washington Logistics
Our Washington logistics network includes storage capacity, a proprietary jet fuel pipeline that serves Joint Base Lewis McChord, a marine terminal with waterfront property, a unit train-capable rail loading terminal, a manifest rail siding, including asphalt, butane, biodiesel loading and unloading facilities, and a truck rack. These assets provide connectivity to Bakken, Canadian, and Alaskan crude oil, renewable fuels, and the Pacific, West Coast, Pacific Northwest, and Rockies product markets.
Wyoming Logistics
Our Wyoming logistics network includes crude storage tanks and a crude oil pipeline that provides us access to crude oil from the Powder River Basin. This network also includes a refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota.
The logistics network in Wyoming includes crude oil and refined product storage capacity, loading racks, and a rail siding at the refinery site. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
Markets
Hawaii Market
Hawaii’s visitor industry is the primary driver of the state’s economy. In August 2023, the Maui wildfires dominated news headlines and the tragic event had a significant impact in Maui County. According to data from Hawaii’s State Department of Business, Economic Development and Tourism (“DBEDT”), between August and October 2023, visitor arrivals by air to Maui County decreased 51.4 percent compared to the same period in 2022.
The University of Hawaii Economic Organization (“UHERO”), however, noted that the Maui visitor industry is recovering faster than anticipated and visitors to the rest of the state have reached record levels. Per DBEDT, 9.6 million visitors arrived in Hawaii in 2023, a 4% increase from 9.2 million in 2022. Total arrivals declined 7% when compared to 10.4 million visitors in pre-pandemic 2019. Most of these visitors were domestic travelers; the Japanese market recovery is slower due to the relative weakness of the yen to the U.S. Dollar. This leaves Hawaii’s dependence on the U.S. market unusually high. The total number of visitors to Hawaii is expected to be essentially flat in 2024 with an expected return to moderate growth in 2025. In 2023, overall total visitor spending rose to $20.8 billion, compared to $19.7 billion in 2022 and $17.7 billion in 2019.
Overall, UHERO expects Hawaii’s job growth to be about 1% in 2024. According to DBEDT, the state unemployment rate is expected to be 3.0% in 2023, and will improve to 2.8% in 2024, 2.6% in 2025, and 2.4% in 2026. As measured by the Honolulu Consumer Price Index for Urban Consumers, inflation is expected to be 2.8% in 2023, lower than the projected U.S. consumer inflation rate of 4.1% for 2023. Hawaii consumer inflation is expected to decrease to 2.2% by 2026.

Mainland Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and are enjoying significantly higher population growth rates than the country as a whole. The U.S. Census Bureau noted that the population increased 14.6% in Washington and 17.3% in Idaho from 2010 to 2020 versus a national increase of only 7.4%. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in health care, retail, and other industries. According to the Spokane City Department of Economic Development, the unemployment rate was 3.4% through September 2023, and the average annual wage was $62 thousand in the first quarter of 2023 in positions covered by unemployment insurance.
A significant portion of the products produced by our Washington refinery stay within the Puget Sound region. Washington is one of the fastest growing states in the nation, and most of this growth is occurring in the Puget Sound area due to large technology and information industry companies. According to the U.S. Bureau of Economic Analysis (the “BEA”), gross domestic product (“GDP”) for the State of Washington grew by 5.4% from 2022 to 2023 based on seasonally adjusted preliminary third quarter 2023 data.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state’s second largest county, increased by 8.2% from 2010 to 2020 compared to 7.4% nationally over the same period. Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. According to the South Dakota Department of Tourism, visitor spending has increased in 2023, above pre-pandemic levels. South Dakota welcomed 14.7 million visitors for the year, resulting in visitor spending of approximately $5.0 billion in 2023, an increase of 4.9% compared to 2022 and 22% over the pre-pandemic spending heights reached in 2019. Additionally, $1.1 billion, or 22%, of tourism dollars were spent on transportation services, representing an increase of nearly 17% over pre-pandemic transportation spending.
A significant portion of the products produced by our Montana refinery serve a robust economy that includes the states of Montana, Wyoming, Colorado, Idaho, Utah, eastern Washington, and the Dakotas. The business is operated as an integrated fuels value chain, deriving value along the entire chain from the sourcing of crude oil to refining, distributing, and marketing of fuels to our customers. The Montana refinery complements the markets served by our Washington and Wyoming refineries by benefiting from the growth of the Pacific Northwest and strong seasonal demand in the Rockies and surrounding areas.
In addition to supplying the Rocky Mountain and Pacific Northwest markets with transportation fuels, our Montana refinery also supplies asphalt to customers throughout the United States, giving the refinery a strategic advantage in its ability to process heavy, sour crude oils. Our crude processing flexibility allows us to maintain a diverse product offering, including jet fuel, gasoline, diesel and asphalt, through a robust network of both proprietary and third-party terminals. This, along with the ability to deliver product via various transportation modes (e.g. pipeline, truck, rail), enables convenient supply options for our customers.
OTHER OPERATIONS
Laramie Energy
As of December 31, 2023, we owned a 46% equity investment in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of June 30, 2020, we discontinued the application of the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. Effective February 21, 2023, we resumed the application of the equity method of accounting with respect to our investment in Laramie Energy. The balance of our investment in Laramie Energy was $14.3 million as of December 31, 2023. Please read Note 4—Investment in Laramie Energy to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Other Investments
As noted in the Refining and Logistics discussions above, as of December 31, 2023 through the Billings Acquisition, we own a 65% and a 40% equity investment in YELP and YPLC, respectively. Please read Note 3—Refining and Logistics Equity Investments to our consolidated financial statements under Item 8 of this Form 10-K for further information.

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
Climate Change and Regulation of Greenhouse Gases
According to many scientific studies, emissions of CO2, methane, NOX, and other gases commonly known as greenhouse gases (“GHGs”) are contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant.” In response, the U.S. Environmental Protection Agency (“EPA”) promulgated an endangerment finding, paving the way for regulation of GHG emissions under the CAA. The EPA has now begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations, and we will be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions. Based on current company operations, however, our existing refining activities are not subject to current federal GHG permitting requirements.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. In June of 2014, the Hawaii Department of Health (“DOH”) adopted regulations that require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The GHG rules include an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The Hawaii GHG regulation allows for “partnering” with other facilities that have or are expected to make more significant CO2/GHG reductions. Accordingly, our Par East and Par West Hawaii refineries submitted a GHG reduction plan and a permit application that incorporated the partnering provisions. The DOH issued a GHG permit, which caps GHG emissions from both refineries at 904,945 metric tons per year which (as required by regulation) is 16% below the combined facility GHG emission levels of 2010. Since ceasing refining operations at the Par West facility in 2020, our annual emissions are well below the GHG emissions cap.

The State of Washington and its political subdivisions passed several climate-focused laws in 2021 that are relevant to our operations within the state. These include a low-carbon fuel standard (“LCFS”) designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038 and a “cap and trade”-style program for GHG emissions covering industrial facilities and transportation fuels starting in 2023. The Washington Department of Ecology (“WDOE”) issued final rules implementing the LCFS effective on January 1, 2023, implementing requirements that are now in effect and will gradually reduce the carbon intensity of fuels sold in the state over time by annually lowering that limit. The WDOE has also issued final rules with respect to the “cap and trade”-style program with an effective date of November 1, 2022, with credit allocations and auctions commencing during 2023. While these programs are not expected to result in a material impact to earnings in the immediate term, both programs involve gradual tightening of standards over time and will likely require us to take additional actions or credit purchases, some of which may eventually be material. Both programs are likely to reduce transportation fuel demand. In addition to action by the State, on November 16, 2021, the Tacoma City Council adopted its Tideflats and Industrial Land Use Regulations, which prohibits new petroleum storage and allows for only limited additions of clean fuel infrastructure.
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
National Ambient Air Quality Standards
The EPA has adopted a number of more stringent National Ambient Air Quality Standards (“NAAQS”). States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules designed to improve air quality over time. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refinery is located, has met even the most recent NAAQS, and the Hawaii refinery has not been required to install new controls as result of local rules. Even so, NAAQS could and, to a degree, have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel before reaching its renewable goals. On October 1, 2015, the EPA adopted rules, which were reaffirmed in December 2020, that substantially tightened the NAAQS for ground-level ozone. These rules are causing many areas of the country to develop requirements for additional controls and limits on combustion emissions and emissions of volatile organic compounds. In October 2021, the EPA announced its intent to revisit the December 2020 decision retaining the 2015 NAAQS standard, opening the door to potential additional tightening of those standards and additional requirements for states around the country to adopt more stringent controls, but no action has been taken in that respect to date. On February 7, 2024, EPA lowered the fine particulate NAAQS standards. We do not currently anticipate that the NAAQS standards will materially impact our operations, but the new standards could materially impact future projects, particularly at our refineries in Montana and Washington.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish vehicle carbon dioxide emissions standards and an average industry fuel economy of 54.5 miles per gallon by model year 2025. On March 31, 2022, the EPA and NHTSA published a final rule containing additional fuel efficiency standards for cars and light trucks that include 8-10% reductions of GHG emissions annually through model year 2026. On July 28, 2023, NHTSA issued a notice of proposed rule making for cars and light trucks for model years 2027-2032. By model year 2032, the revised standards would require an industry-wide fleet average of 58 miles per gallon for passenger cars and light-duty trucks. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
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
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15 but that approval has been overturned by the courts and, as of January 10, 2022, the Supreme Court has declined to review further appeals on that subject. On July 2, 2021, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s approval of year-round E15 sales. However, in response to supply challenges caused in part by Russia’s invasion of Ukraine, the EPA has issued certain emergency waivers to permit additional E15 sales. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowered the allowable benzene, aromatics, and olefins content of gasoline. All our refineries are Tier 3 compliant.
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
Solid and Hazardous Waste
Several of our businesses generate wastes, including hazardous wastes, that are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. The EPA has limited the disposal options for certain hazardous wastes and state regulation of the handling and disposal of certain wastes associated with refining operations is becoming more stringent. We believe that our operations are in material compliance with all applicable RCRA regulations.
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
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated. While this “petroleum exclusion” lessens the significance of our operations, we may generate wastes that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary refining operations. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under, or from the properties currently or historically owned or leased by us or on, under, or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any material liability associated with any Superfund site and we have not been notified of any claim, liability, or damages under CERCLA.
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

Hawaii Consent Decree
On July 18, 2016, Par Hawaii Refining, LLC (“PHR”) and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material. For more information, please read Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For each of the years ended December 31, 2023, 2022, and 2021, we had one customer in our refining segment that accounted for 13%, 17%, and 13%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2023, 2022, and 2021.
HUMAN CAPITAL
Workforce Composition
We believe our employees are our most valuable asset. By investing in our employees, we are able to achieve success and continue to execute on our mission and vision. At December 31, 2023, our workforce consisted of 1,814 employees, including 331 employees, or 18% of our total workforce, at our Hawaii, Washington, and Montana refineries represented by the United Steelworkers Union (“USW”) with collective bargaining agreements effective through January 31, 2026. We also employ three employees in Montana in our Rocky Mountain Pipeline & Terminals business that are represented by the Rocky Mountain Union (“RMU”) with an agreement effective through October 1, 2025. We value our employees and constantly strive to maintain and improve satisfactory relationships with them. Our 1,814 employees work in the following operating segments throughout the United States:

Operating Segment	Number of Employees
Refining and Logistics	1,064
Retail	574
Corporate	176
Total	1,814

Diversity and Inclusion
Par is focused on recruiting and developing a diverse workforce. We prioritize outreach activities that increase the diversity of applicants for open positions and actively ensure that all open positions are posted on job boards that target female, minority, disabled, and military veteran candidates. We work to develop relationships with local organizations that provide services to historically underserved populations and make them aware of career opportunities at Par. As of December 31, 2023, our workforce consisted of 39% minorities, 32% women, 6% protected veterans, and 4% employees with disabilities.
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
The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-

looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. — Risk Factors”, “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
•threatened or actual terrorist incidents (including cyber attacks), acts of war, and other global political conditions;
•changes in the availability or cost of maritime shipping;
•pandemics, public health crises, or other widespread emergencies such as COVID-19;
•government regulations or mandated production curtailments or limitations; and
•weather conditions, hurricanes, or other natural disasters.
These actions could result in an increase in the price we pay for crude oil, which may result in a decrease in the expected earnings and cash flows generated by our refining business.
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
In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia, including restrictions on the importation of Russian crude oil. On March 3, 2022, we suspended purchases of Russian crude oil for our Hawaii refinery in response to the Russia-Ukraine conflict. The U.S. and other countries have imposed additional sanctions as the conflict has escalated. Any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia, may increase our costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations. Additionally, conflicts like Russia’s invasion of Ukraine and recent attacks on shipping in the Red Sea may exacerbate inflationary pressures, including with respect to commodity prices and energy costs, and disrupt global supply chains. Rapid and significant changes in commodity costs may increase the cost of our crude oil feedstocks and affect the demand for our products.
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
Demand for gasoline in the Rockies and Northwest United States is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. The Montana, Wyoming, and Washington refineries’ financial and operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality. Conversely, the demand for the products the Hawaii refinery refines and sells, and the financial and operating results for the Hawaii refinery, are often strongest in the first and fourth calendar quarters.
We rely upon certain critical information systems for the operation of our business and the failure of any critical information system, including a cybersecurity breach, may result in harm to our business.
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
Our information systems are subject to damage or interruption from a number of potential sources including natural disasters, ransomware, software viruses or other malware, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented cybersecurity policies designed to address these risks. However, security measures for information systems cannot be guaranteed to be failsafe. Our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation, or regulatory. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our business, financial condition, and results of operations. In addition, as technologies evolve, and cyber attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Finally, federal legislation relating to cybersecurity threats could impose additional requirements on our operations.
Climate change may increase the frequency and severity of weather events that could result in severe personal injury, property damage, and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flows.
Some scientists have concluded that increasing concentrations of GHG in Earth’s atmosphere may produce climate changes that have significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. If any of those effects were to occur, they could have an adverse effect on our operations, including damages to our refineries, retail locations, logistics assets or other properties from powerful wind or rising waters. We may experience increased insurance costs, or difficulty obtaining adequate insurance coverage, for our assets in areas subject to more frequent severe weather. We may not be able to recoup these increased costs through the cash generated by our business. Extreme weather events could cause damage to property or facilities that could exceed our insurance coverage and our business, financial condition, and results of operations could be adversely affected. Additionally, if we are named in litigation related to climate change, costs or other impacts resulting from such litigation could be material.

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
Additionally, legislation designed to protect animal and plant species, such as the Magnuson amendment to the Marine Mammal Protection Act, may limit or restrict our ability to construct or expand new oil terminals and oil-by-rail infrastructure in the state of Washington, which could have a material impact on our business, financial condition, and results of operations. Finally, federal and state regulations requiring additional GHG-related disclosures could significantly increase our regulatory compliance costs.
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
Several states, including Washington and Hawaii, have pursued or are considering initiatives designed to reduce the carbon intensity of the transportation sector by encouraging increased use of renewable fuels or electric vehicles or by requiring reductions in transportation fuel-related GHG emissions in the state. Since 2006, the State of Washington has required that denatured ethanol make up at least 2% of total gasoline sold in the state and that biodiesel comprise at least 2% of total diesel sold in the state, and the Washington Department of Ecology is authorized to increase these requirements if certain conditions are met. In 2020 and 2021 the State of Washington adopted several statutes that are relevant to our operations in the state of Washington including a law approving new regulatory requirements regarding zero emission vehicles and a low-carbon fuel standard designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038. Legislation signed in March of 2020 directed the Washington Department of Ecology to adopt California’s vehicle emission standards including requirements to increase zero emission vehicles sold in the state. Washington Department of Ecology adopted by reference California’s zero emission vehicle standard starting with model year 2025 in a rule issued on November 29, 2021. In 2014, the State of Hawaii signed a memorandum of understanding with the U.S. Department of Energy to collaborate to produce 70% of the state’s energy needs from energy-efficient and renewable sources by 2030 and 100% of the state’s energy needs from energy-efficient and renewable sources by 2045. In addition, Hawaii’s alternative fuels standard requires the State to facilitate the development of alternate fuels so such fuels provide 20% of highway fuel demand by 2020 and 30% by 2030. Finally, California and a small number of other states have announced a ban on new internal combustion engine-powered cars by 2035. These state actions could reduce demand for our refined petroleum products, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Federal, regional, and state climate change and air emissions goals and regulatory programs under the Clean Air Act are complex, subject to change, and create uncertainty due to a number of factors including technological feasibility, legal challenges, and potential changes in federal policy. Nevertheless, stricter regulation can be expected in the future and any of these or similar changes, or regulatory enforcement in connection with such requirements, may have a material adverse impact on our business, results of operations, and financial condition. For more information, please read Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.

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
We will be required to undertake significant environmental remediation and other corrective actions in connection with certain prior acquisitions.
For example, in connection with the July 14, 2016 purchase of Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and, indirectly, Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining” or “WRC”) (the “WRC Acquisition”), there are several environmental conditions that will require us to undertake significant remediation efforts and other corrective actions. The Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery.
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2023, we have accrued $14.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years. Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and to replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
We also assumed certain environmental liabilities associated with the Billings Acquisition, including costs related to hazardous waste corrective measures, and ground and surface water sampling and monitoring. Based on current information, reasonable estimates we have received suggest the aggregate amount of these liabilities to be approximately $18.9 million. We expect to incur these costs over a 20 to 30 year period.
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
Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could result in our incurring increased operating costs that could have a material adverse effect on our financial position or results of operations. Finally, while we have incurred certain additional costs associated with operating a pipeline regulated by the Federal Energy Regulatory Commission, our costs to date have not been material.
Compliance with and changes in tax laws could materially and adversely affect our financial condition, results of operations and cash flows.
We are subject to extensive tax liabilities imposed by multiple jurisdictions including, without limitation, income taxes, indirect taxes (excise/duty, sales/use, gross receipts, GHG emissions), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, results of operations, and financial condition. Additionally, tax rates or tax interpretations in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control. For more information, please read Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.

BUSINESS RISKS
The locations of our refineries and related assets in certain limited geographic areas create an exposure to localized economic risks.
Because of the locations of our refineries in Hawaii, Montana, Washington, and Wyoming, we primarily market our refined products in relatively limited geographic areas. As a result, we are more susceptible to regional economic conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating areas could also materially adversely affect our revenues and our business and operating results. These factors include, among other things, changes in the economy, weather conditions, demographics and population, refined product mix demand, increased supply of refined products from competitors, and reductions in the supply of crude oil.
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

If we are unable to obtain crude oil supplies for our refineries without the benefit of our Supply and Offtake Agreement, LC Facility, and ABL Credit Facility, the capital required to finance our crude oil supply could negatively impact our liquidity.
All of the crude oil delivered at our Hawaii refinery is subject to our Supply and Offtake Agreement with J. Aron and certain crude deliveries at our Hawaii refinery are subject to the LC Facility. Deliveries of crude oil at our other refineries are subject to the ABL Credit Facility. If we are unable to obtain our crude oil supply for our refineries under these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refineries.
The Supply and Offtake Agreement and LC Facility expose us to counterparty credit and performance risk.
We have the Supply and Offtake Agreement with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refinery. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreement, which terminates on May 31, 2024, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. Our agreement with J. Aron also requires us to pay substantial interest expense associated with the facility, which will increase in a rising crude oil price and interest rate environment. We also have the LC Facility which is intended to finance and provide credit support for certain of PHR’s purchases of crude oil. An adverse change in the business, results of operations, liquidity, or financial condition of one of our counterparties could adversely affect the ability of such counterparty to perform its obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
Inadequate liquidity could materially and adversely affect our business operations in the future.
If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital, or restructure our indebtedness. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our liquidity is constrained by our need to satisfy our obligations under our debt agreements, the Supply and Offtake Agreement, and the LC Facility. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, the crack spread, natural gas and crude oil prices, our credit ratings, interest rates, market perceptions of us or the industries in which we operate, our market value, and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these or other sources when the need arises.
Our ability to generate cash and repay our indebtedness or fund capital expenditures depends on many factors beyond our control and any failure to do so could harm our business, financial condition, and results of operations.
Our ability to fund future capital expenditures and repay our indebtedness when due will depend on our ability to generate sufficient cash flow from operations, borrowings under our debt agreements, and distributions from our subsidiaries. To a certain extent, this is subject to general economic, financial, competitive, legislative, and regulatory conditions and other factors that are beyond our control, including crack spreads.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2023, we had $650.9 million of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2023 was $72.5 million.

Our substantial level of indebtedness could have important consequences, including the following:
•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness and obligations under the Supply and Offtake Agreement and LC Facility, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;
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
Our debt agreements impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, may limit our ability to:
•pay dividends or distributions, repurchase equity, prepay junior debt, and make certain investments, loans, or acquisitions;
•incur additional debt, make guarantees of debt, or issue certain disqualified stock and preferred stock;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•incur liens;
•enter into certain hedging transactions;
•consummate fundamental changes, merge or consolidate with another company, sell all or substantially all assets, or alter the business;
•enter into certain transactions with affiliates; and
•enter into agreements that would restrict the ability of our subsidiaries to pay dividends or distributions.
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
We are subject to interest rate risk in connection with borrowings under certain of our debt agreements as well as our Supply and Offtake Agreement and LC Facility, which bear interest at variable rates. Interest rate changes will not affect the market value of indebtedness incurred under such debt agreements, but could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Increases in interest rates could also impact our ability to incur indebtedness to fund acquisitions and working capital needs. Since 2022, interest rates have been significantly higher than in recent years and a significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations, and cash flows.
We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.
As of December 31, 2023, we estimated that we had approximately $0.9 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
Our ability to utilize a significant portion of our NOLs to offset future taxable income is subject to various limitations, including that certain NOLs will expire in various amounts, if not used, between 2030 through 2037. During 2018, the Internal Revenue Service (“IRS”) completed an audit of our tax returns for the tax years ending 2014 through 2016, which included those returns for the years in which the losses giving rise to the NOLs were reported. Although the IRS made no challenge of the availability of our NOLs during this audit, we cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs in the event of future audits. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income, which would negatively impact our results of operations and cash flows. Certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, may also limit our ability to utilize our net operating tax loss carryforwards.
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
Our recent growth is due in large part to acquisitions, such as the acquisitions of our Montana refining business. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired businesses and assets that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. As a result, there may be unknown and contingent liabilities related to acquired businesses and assets of which we are unaware. We could be liable for unknown obligations relating to acquisitions for which indemnification is not available, which could materially adversely affect our business, results of operations, and cash flows.
A substantial portion of our refining workforce is unionized and we may face labor disruptions that would interfere with our operations.
As of December 31, 2023, we employed 1,814 people, 331 of whom are covered by collective bargaining agreements. At our Hawaii, Washington, and Montana refineries, all 331 employees covered by collective bargaining agreements are represented by the USW with collective bargaining agreements effective through January 31, 2026. We also employ three employees in Montana in our Rocky Mountain Pipeline & Terminals business that are represented by the Rocky Mountain Union (“RMU”) with a collective bargaining agreement effective through October 1, 2025. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Changes in the availability of and the cost of labor could adversely affect our business.
Changes in labor markets due to various factors, including inflationary pressures, have increased the competition for recruiting and retaining talent. As a result of these factors, our business could be adversely impacted by increases in labor, health care, and benefits costs necessary to attract and retain high quality employees with the right skill sets to meet our needs. In addition, our wages and benefits programs may be insufficient to attract and retain top performing employees, especially in a rising wage market. Any failure by us to attract, develop, retain, motivate, and maintain good relationships with qualified individuals could adversely affect our business and results of operations.
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
The market price for our common stock has varied between a high of $37.02 on August 11, 2023, and a low of $20.66 on May 5, 2023, during the year ended December 31, 2023. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
An impairment of an equity investment, a long-lived asset, or goodwill could reduce our earnings or negatively impact the value of our common stock.
Consistent with U.S. generally accepted accounting principles (“GAAP”), we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, such as Laramie Energy, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an other-than-temporary impairment is indicated, we would be required to recognize a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. Any impairment charges could have a negative impact on the price of our common stock. Additionally, there can be no assurance that no future impairment charge will be made with respect to our equity investments, goodwill, and long-lived assets.
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
As of January 23, 2024, Blackrock, Inc., together with its affiliates, owned or had the right to acquire approximately 14.3% of our outstanding common stock. This level of ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.

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
Item  1B. UNRESOLVED STAFF COMMENTS
None.
Item  1C. CYBERSECURITY
We maintain a cybersecurity program that is reasonably designed to protect our information, and that of our customers, against cybersecurity threats that could have material adverse effects on the integrity and effectiveness of our information systems.
The Audit Committee of our Board of Directors oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee typically reviews the measures implemented by the Company to identify and mitigate these risks on a quarterly basis. As part of such reviews, the Audit Committee receives reports and presentations from the Company’s Chief Information Officer (CIO) that address a wide range of topics, including recent developments, evolving standards, oversight of third-party vendors, and technological trends related to cybersecurity. The full Board of Directors often attends these presentations. Additionally, at least once each year the CIO briefs the Audit Committee on the results of an independent third-party assessment of the Company’s cybersecurity and the Company’s information technology incident response and recovery plan.
At the management level, our cybersecurity strategy is managed by the CIO. The CIO’s extensive experience in technology and risk management, including prior work experience in cybersecurity, complemented by other members of our information technology department and third-party vendors, form the backbone of our cybersecurity capability. Our cybersecurity program is based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. Cybersecurity incidents that meet established reporting thresholds are escalated within the Company to the CIO and the Company’s executive leadership team and, where appropriate, reported to Audit Committee and Board of Directors.
Cybersecurity threats and related incidents have not had a material impact on the company to date, but future cybersecurity incidents could have a material effect on our business, financial condition, and results of operations. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful attacks. Additional information on cybersecurity risks we face can be found in Part I, Item 1A. — Risk Factors.
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
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. During the year ended December 31, 2023, we resumed the application of the equity method of accounting for our investment in Laramie Energy. As of December 31, 2023, the balance of our investment in Laramie Energy on our consolidated balance sheets was $14.3 million.
Other
We also own certain immaterial minority interests in wells located in Colorado.
Item  3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Except as described in Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K, as of the date of this Annual Report on Form 10-K, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows.
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND COMPANY PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of February 22, 2024, there were 133 common stockholders of record. On February 22, 2024, the closing price of our common stock was $38.40 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2023. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., Crossamerica Partners, L.P., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., Green Plains Inc., HF Sinclair Corp, Nustar Energy, L.P., Parkland Corp, PBF Energy, Inc., Stepan Company, Sunoco, L.P., Tronox Holdings, PLC, and Vertex Energy, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Par Pacific, the S&P 500 Index, and a Peer Group
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/2023
Par Pacific Holdings, Inc.
S&P 500
Peer Group

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
During the year ended December 31, 2023, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Company Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2023:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2023	230,236	$32.69	229.263	$206,060,840
November 1 - November 30, 2023	438,141	33.46	438,141	191,400,332
December 1 - December 31, 2023	284,379	33.66	284,261	181,831,998
Total	952,756	$33.33	951,665	$181,831,998
________________________________________________
(1)On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. During the year ended December 31, 2023, 1,841 thousand shares were repurchased under this share repurchase program for a total of $62.1 million. Shares repurchased that were not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards. Please read Note 19—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
Recent Events Affecting Comparability of Periods
Inflation. Energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation, and continued to increase interest rates in 2023, from near zero percent at the beginning of 2022 to a range of 5.25% to 5.5% in December 2023. These actions by the Fed acted to lower U.S. inflation rates, which have decreased 3.4% year over year as of the December inflation report released in January 2024. In 2023, the U.S. retail price for regular-grade gasoline averaged $3.52 per gallon, a decrease from gasoline price highs of approximately $5.01 per gallon in summer 2022. This decline was due, in part, to lower crude oil prices in 2023 compared to 2022 and higher gasoline inventories in the second half of 2023. The overall energy index decreased to negative 2.0% year over year as of December 2023. While inflation has improved relative to prior years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations in 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, or price increases could lead to a decline in demand for our products, which could have a material effect on our business, financial condition, or results of operations.
The COVID-19 Pandemic. Subsequent to the pandemic, and various preventive and mitigating measures taken in response, refined product demand has largely returned to 2019 levels. Despite global additions to refining capacity, the availability of refining capacity has not kept pace with demand, and global refinery utilization is above normal levels. Consequently, refining product margins have been consistently above pre-pandemic margins since the spring of 2022. Another pandemic event could cause a return to severe restrictions, leading to a deterioration of macroeconomic conditions and our industry. For more information, please read “Item 1. — Business — Markets” of this Form 10-K.
Geopolitical Conflicts. Given the nature of our operations, including sourcing crude oil and feedstocks, geopolitical conflicts may affect our business and results of operations. The Russia-Ukraine war, the Israel-Palestine conflict, Houthi attacks in the Red Sea, and Iranian activities in the Strait of Hormuz have all disrupted global trade patterns, increased crude oil price volatility, and increased freight costs and delivery times.
We continue to actively monitor the impact of these and other global situations on our people, operations, financial condition, liquidity, suppliers, customers, and industry, and are actively responding to the impacts that these matters have on our business. Please read “Item 1A. — Risk Factors” for more information on risks and uncertainties, including those related to economic factors, and their potential impacts on our business.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net Income. Our financial results for the year ended December 31, 2023 improved from a net income of $364.2 million for the year ended December 31, 2022 to $728.6 million for the year ended December 31, 2023. The increase was driven by a $274.3 million increase in refining segment operating income, an increase of $116.0 million in income tax benefit, and a $15.7 million increase in logistics segment operating income, partially offset by a $29.0 million increase in general and administrative expenses, a $13.8 million increase in acquisitions and integration expenses related to our Billings Acquisition, and a $2.4 million increase in expenses related to Par West operations and redevelopment. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the year ended December 31, 2023, Adjusted EBITDA was $696.2 million compared to $643.4 million for the year ended December 31, 2022. The improvement was primarily related to an increase of $54.7 million in our refining segment, an increase of $22.3 million in our logistics segment, and an increase of $8.0 million in our retail segment, partially offset by a decrease of $32.3 million in our corporate segment. Please read the discussion of segment results below for additional information.
For the year ended December 31, 2023, Adjusted Net Income was $501.2 million compared to $474.7 million for the year ended December 31, 2022. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA partially offset by a $20.0 million increase in depreciation and amortization.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Income (Loss). Our financial results for the year ended December 31, 2022 improved from a net loss of $81.3 million for the year ended December 31, 2021 to net income of $364.2 million for the year ended December 31, 2022. The improvement was primarily driven by widened product crack spreads across all of our refineries and a favorable change in the valuation of the embedded derivatives related to our inventory financing agreements driven by changes in commodity prices. These improvements were partially offset by unfavorable purchased product and crude oil differentials, unfavorable FIFO adjustments, increased intermediation fees of $79.0 million, and a $54.7 million increase in RINs expenses. Other factors impacting our results period over period include a 2021 gain on sale of assets of $63.9 million related to the Hawaii sale-leaseback transactions with no such gain in 2022 and a 14% increase in operating expenses compared to 2021.
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
For the year ended December 31, 2022, Adjusted Net Income was $474.7 million compared to an Adjusted Net Loss of $39.0 million for the year ended December 31, 2021. The change was primarily related to the same factors described above for the increase in Adjusted EBITDA.

The following table summarizes our consolidated results of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2023	2022	2021
Revenues	$8,231,955	$7,321,785	$4,710,089
Cost of revenues (excluding depreciation)	6,838,109	6,376,014	4,338,474
Operating expense (excluding depreciation)	485,587	333,206	290,078
Depreciation and amortization	119,830	99,769	94,241
Impairment expense	—	—	1,838
General and administrative expense (excluding depreciation)	91,447	62,396	48,096
Equity earnings from refining and logistics investments	(11,844)	—	—
Acquisition and integration costs	17,482	3,663	87
Par West redevelopment and other costs	11,397	9,003	9,591
Gain on sale of assets, net	(59)	(169)	(64,697)
Total operating expenses	7,551,949	6,883,882	4,717,708
Operating income (loss)	680,006	437,903	(7,619)
Other income (expense)
Interest expense and financing costs, net	(72,450)	(68,288)	(66,493)
Debt extinguishment and commitment costs	(19,182)	(5,329)	(8,144)
Gain on curtailment of pension obligation	—	—	2,032
Other income (expense), net	(53)	613	(52)
Equity earnings from Laramie Energy, LLC	24,985	—	—
Total other expense, net	(66,700)	(73,004)	(72,657)
Income (loss) before income taxes	613,306	364,899	(80,276)
Income tax benefit (expense)	115,336	(710)	(1,021)
Net income (loss)	$728,642	$364,189	$(81,297)

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2023, 2022, and 2021 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,969,480	$260,779	$592,480	$(590,784)	$8,231,955
Cost of revenues (excluding depreciation)	6,845,834	145,944	437,198	(590,867)	6,838,109
Operating expense (excluding depreciation)	373,612	24,450	87,525	—	485,587
Depreciation and amortization	81,017	25,122	11,462	2,229	119,830
General and administrative expense (excluding depreciation)	—	—	—	91,447	91,447
Equity earnings from refining and logistics investments	(7,363)	(4,481)	—	—	(11,844)
Acquisition and integration costs	—	—	—	17,482	17,482
Par West redevelopment and other costs	—	—	—	11,397	11,397
Loss (gain) on sale of assets, net	219	—	(308)	30	(59)
Operating income (loss)	$676,161	$69,744	$56,603	$(122,502)	$680,006

Year ended December 31, 2022	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,046,060	$198,821	$570,206	$(493,302)	$7,321,785
Cost of revenues (excluding depreciation)	6,332,694	109,458	428,712	(494,850)	6,376,014
Operating expense (excluding depreciation)	236,989	14,988	81,229	—	333,206
Depreciation and amortization	65,472	20,579	10,971	2,747	99,769
General and administrative expense (excluding depreciation)	—	—	—	62,396	62,396
Acquisition and integration costs	—	—	—	3,663	3,663
Par West redevelopment and other costs	9,003	—	—	—	9,003
Loss (gain) on sale of assets, net	1	(253)	56	27	(169)
Operating income (loss)	$401,901	$54,049	$49,238	$(67,285)	$437,903

Year ended December 31, 2021	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$4,471,111	$184,734	$456,416	$(402,172)	$4,710,089
Cost of revenues (excluding depreciation)	4,306,371	96,828	337,476	(402,201)	4,338,474
Operating expense (excluding depreciation)	203,511	14,722	71,845	—	290,078
Depreciation and amortization	58,258	22,044	10,880	3,059	94,241
Impairment expense	1,838	—	—	—	1,838
General and administrative expense (excluding depreciation)	—	—	—	48,096	48,096
Acquisition and integration costs	—	—	—	87	87
Par West redevelopment and other costs	9,591	—	—	—	9,591
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)	15	(64,697)
Operating income (loss)	$(88,799)	$51,159	$81,249	$(51,228)	$(7,619)
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $590.8 million, $493.3 million, and $402.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	170.3	133.8	135.2
Refined product sales volume (Mbpd) (1)	183.1	140.3	138.8

Hawaii Refinery
Feedstocks Throughput (Mbpd)	80.8	81.8	82.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.3%	25.6%	24.8%
Distillates	40.4%	38.8%	45.0%
Fuel oils	28.9%	31.4%	26.6%
Other products	1.1%	0.7%	0.6%
Total yield	96.7%	96.5%	97.0%

Refined product sales volume (Mbpd)	89.1	84.0	82.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$15.25	$13.99	$4.56
Production costs per bbl ($/throughput bbl) (3)	4.57	4.86	3.98
D&A per bbl ($/throughput bbl)	0.65	0.67	0.66

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	54.4	—	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.1%	—%	—%
Distillates	32.0%	—%	—%
Asphalt	12.1%	—%	—%
Other products	3.2%	—%	—%
Total yield	95.4%	—%	—%

Refined product sales volume (Mbpd)	58.6	—	—

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$21.14	$—	$—
Production costs per bbl ($/throughput bbl) (3)	10.78	—	—
D&A per bbl ($/throughput bbl)	1.45	—	—

Washington Refinery
Feedstocks Throughput (Mbpd)	40.0	35.5	36.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.5%	24.0%	23.7%
Distillates	34.5%	34.3%	34.5%
Asphalt	19.7%	20.3%	20.7%
Other products	18.7%	18.2%	18.3%
Total yield	96.4%	96.8%	97.2%

	Year Ended December 31,
	2023	2022	2021
Refined product sales volume (Mbpd)	41.7	39.7	39.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$9.41	$18.00	$2.98
Production costs per bbl ($/throughput bbl) (3)	4.12	4.01	3.86
D&A per bbl ($/throughput bbl)	1.91	2.19	1.57

Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.6	16.5	16.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.1%	49.7%	47.3%
Distillates	46.7%	43.1%	45.7%
Fuel oil	2.5%	2.4%	2.2%
Other products	1.5%	2.1%	1.7%
Total yield	97.8%	97.3%	96.9%

Refined product sales volume (Mbpd)	17.9	16.6	16.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$25.15	$26.50	$14.47
Production costs per bbl ($/throughput bbl) (3)	7.50	7.32	6.22
D&A per bbl ($/throughput bbl)	2.69	2.85	2.86

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (4)	$19.50	$25.43	$6.22
RVO Adjusted Pacific Northwest 3-1-1-1 Index (5)	25.82	35.27	13.69
RVO Adjusted USGC 3-2-1 Index (6)	22.87	28.55	10.98

Crude Oil Prices (average $ per barrel)
Brent	$82.17	$99.04	$70.95
WTI	77.60	94.33	68.11
ANS (7)	82.36	98.76	70.56
Bakken Clearbrook (7)	78.58	96.37	67.65
WCS Hardisty (7)	59.34	73.28	53.90
Brent M1-M3	0.81	3.49	1.12
________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Montana refinery for the year ended December 31, 2023 are calculated based on the 214-day period for which we owned the Montana refinery in 2023. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2023 plus the Montana refinery’s throughput or sales volumes averaged over the period from June 1, 2023 to December 31, 2023. The 2022 and 2021 amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2022 and 2021.
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
(7)Crude pricing has been updated to reflect simple averages of outright prices during the relevant period.
Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Retail Segment
Retail sales volumes (thousands of gallons)	117,550	105,456	109,150
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
Beginning with financial results reported for periods in fiscal year 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude the mark-to-market losses (gains) associated with our net obligation related to the Washington Climate Commitment Act and Clean Fuel Standard, which became effective on January, 1, 2023.
Beginning with financial results reported for periods in fiscal year 2023, Adjusted Net Income (loss) and Adjusted EBITDA also exclude the redevelopment and other costs for our Par West facility, which was shut down in 2020. This modification improves comparability between periods by excluding expenses incurred in connection with the strategic redevelopment of this non-operating facility. We have recast Adjusted Net Income (Loss) and Adjusted EBITDA for prior periods when reported to conform to the modified presentation.

Beginning with financial results reported for the second quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude our portion of interest, taxes, and depreciation expense from our refining and logistics investments acquired on June 1, 2023, as part of the Billings Acquisition.
Beginning with financial results reported for the fourth quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA excludes all hedge losses (gains) associated with our Washington ending inventory and LIFO layer increment impacts associated with our Washington inventory. In addition, we have modified our environmental obligation mark-to-market adjustment to include only the mark-to-market losses (gains) associated with our net RINs liability and net obligation associated with the Washington Climate Commitment Act (“Washington CCA”) and Clean Fuel Standard. This modification was made as part of our change in how we estimate our environmental obligation liabilities.
Beginning with financial results reported for the fourth quarter of 2023, Adjusted Net Income (loss) excludes unrealized interest rate derivative losses (gains) and all Laramie Energy related impacts with the exception of cash distributions. Please read Note 2—Summary of Significant Accounting Policies, Environmental Credits and Obligations section, for a discussion of the change in estimate.
Adjusted Gross Margin
Adjusted Gross Margin is defined as operating income (loss) excluding:
•operating expense (excluding depreciation);
•depreciation and amortization (“D&A”);
•Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments;
•impairment expense;
•loss (gain) on sale of assets, net;
•inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, hedge losses (gains) associated with our Washington ending inventory and intermediation obligation, purchase price allocation adjustments, and LIFO layer increment and decrement impacts associated with our Washington inventory);
•Environmental obligation mark-to-market adjustment (which represents the mark-to-market losses (gains) associated with our net RINs liability and our net obligation associated with the Washington Climate Commitment Act and Clean Fuel Standard); and
•unrealized loss (gain) on derivatives.
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2023	Refining	Logistics	Retail
Operating income	$676,161	$69,744	$56,603
Operating expense (excluding depreciation)	373,612	24,450	87,525
Depreciation and amortization	81,017	25,122	11,462
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	1,586	1,857	—
Inventory valuation adjustment	102,710	—	—
Environmental obligation mark-to-market adjustments	(189,783)	—	—
Unrealized gain on derivatives	(50,511)	—	—
Loss (gain) on sale of assets, net	219	—	(308)
Adjusted Gross Margin (1)	$995,011	$121,173	$155,282

Year ended December 31, 2022	Refining	Logistics	Retail
Operating income	$401,901	$54,049	$49,238
Operating expense (excluding depreciation)	236,989	14,988	81,229
Depreciation and amortization	65,472	20,579	10,971
Inventory valuation adjustment	(15,712)	—	—
Environmental obligation mark-to-market adjustments	105,760	—	—
Unrealized loss on derivatives	9,336	—	—
Par West redevelopment and other costs	9,003	—	—
Loss (gain) on sale of assets, net	1	(253)	56
Adjusted Gross Margin (1)	$812,750	$89,363	$141,494

Year ended December 31, 2021	Refining	Logistics	Retail
Operating income (loss)	$(88,799)	$51,159	$81,249
Operating expense (excluding depreciation)	203,511	14,722	71,845
Depreciation and amortization	58,258	22,044	10,880
Impairment expense	1,838	—	—
Inventory valuation adjustment	31,841	—	—
Environmental obligation mark-to-market adjustments	66,350	—	—
Unrealized loss on derivatives	1,517	—	—
Par West redevelopment and other costs	9,591	—	—
Gain on sale of assets, net	(19,659)	(19)	(45,034)
Adjusted Gross Margin (1)	$264,448	$87,906	$118,940
________________________________________
(1)     For the years ended December 31, 2023 and 2022, there was no impairment expense.
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding:

•inventory valuation adjustment (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase or terminal obligations, hedge losses (gains) associated with our Washington ending inventory and intermediation obligation, purchase price allocation adjustments, and LIFO layer increment and decrement impacts associated with our Washington inventory);
•Environmental obligation mark-to-market adjustments (which represents the mark-to-market losses (gains) associated with our RINs and Washington CCA and Clean Fuel Standard);
•unrealized (gain) loss on derivatives;
•acquisition and integration costs;
•redevelopment and other costs related to Par West;
•debt extinguishment and commitment costs;
•increase in (release of) tax valuation allowance and other deferred tax items;
•changes in the value of contingent consideration and common stock warrants;
•severance costs;
•(gain) loss on sale of assets;
•impairment expense;
•impairment expense associated with our investment in Laramie Energy; and
•Par’s share of equity losses from Laramie Energy, LLC, excluding cash distributions .
Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding:
•D&A;
•interest expense and financing costs, net, excluding interest rate derivative loss (gain);

•cash distributions from Laramie Energy, LLC to Par;
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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$728,642	$364,189	$(81,297)
Inventory valuation adjustment	102,710	(15,712)	31,841
Environmental obligation mark-to-market adjustments	(189,783)	105,760	66,350
Unrealized loss (gain) on derivatives	(49,690)	9,336	(1,393)
Par West redevelopment and other costs	11,397	—	—
Acquisition and integration costs	17,482	3,663	87
Debt extinguishment and commitment costs	19,182	5,329	8,144
Changes in valuation allowance and other deferred tax items (1)	(126,219)	—	—
Severance costs	1,785	2,272	84
Impairment expense	—	—	1,838
Equity losses from Laramie Energy, LLC, excluding cash distributions	(14,279)	—	—
Gain on sale of assets, net	(59)	(169)	(64,697)
Adjusted Net Income (Loss) (2)	501,168	474,668	(39,043)
Depreciation and amortization	119,830	99,769	94,241
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	71,629	68,288	69,403
Laramie Energy, LLC cash distributions to Par	(10,706)	—	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	3,443	—	—
Income tax expense	10,883	710	1,021
Adjusted EBITDA (2)	$696,247	$643,435	$125,622
________________________________________________________
(1)For the year ended December 31, 2023, recognized a non-cash deferred tax benefit of $126.2 million related to the release of a majority of the valuation allowance against our federal net deferred tax assets. This tax benefit is included in Income tax expense (benefit) on our consolidated statements of operations.
(2)For the years ended December 31, 2022 and 2021, there was no change in value of contingent consideration, change in value of common stock warrants, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during 2023.

Discussion of Operating Income by Segment
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Refining. Operating income for our refining segment was $676.2 million for the year ended December 31, 2023, an improvement of $274.3 million compared to $401.9 million for the year ended December 31, 2022. The increase in operating income was primarily driven by:

•	a decrease of $140.0 million in environmental credit and related obligations costs across our refineries in our legacy portfolio driven by favorable mark-to-market adjustments and a gain on retirement of prior year RINs,

•	an increase of $106.0 million driven by a 6% increase in refined product sales volumes at our refineries in our legacy portfolio,
•	a favorable change in step-out obligations related to our intermediation agreements of $79.5 million driven by changes in commodity prices,
•	a net decrease of $76.4 million in our derivative costs associated with all our refineries,
•	a $56.9 million contribution from the Billings Acquisition,
•	$37.0 million related to lower fuel burn costs at all our refineries, and
•	an increase of $32.8 million related to a favorable change in crude oil differentials at our refineries in our legacy portfolio, partially offset by:

•	a net decrease of $112.9 million related to declining crack spreads at our refineries in our legacy portfolio,
•	an increase in purchased product costs of $98.0 million at all our refineries in our legacy portfolio, and
•	an increase in logistics and other product delivery costs of $35.6 million at our refineries in our legacy portfolio.
Logistics. Operating income for our logistics segment was $69.7 million for the year ended December 31, 2023, an increase of $15.7 million compared to $54.0 million for the year ended December 31, 2022. The increase is primarily due to an $8.5 million contribution from the Billings Acquisition logistics assets acquired in June 2023 and an $10.4 million increase in operating income driven by an increase in throughput volumes throughout our legacy logistics portfolio, partially offset by an increase in variable expenses of $5.5 million.
Retail. Operating income for our retail segment was $56.6 million for the year ended December 31, 2023, an increase of $7.4 million compared to operating income of $49.2 million for the year ended December 31, 2022. The increase in operating income was primarily driven by $10.6 million related to higher fuel sales volumes and $3.4 million associated with increased merchandise sales, partly offset by $6.3 million of higher operating expenses driven by increases in employee costs and credit card fees in the year ended December 31, 2023 compared to the year ended December 31, 2022.
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

Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Refining. For the year ended December 31, 2023, our refining Adjusted Gross Margin was approximately $995.0 million, an increase of $182.2 million compared to $812.8 million for the year ended December 31, 2022. The increase in profitability was primarily due to Adjusted Gross Margin contributed by the Montana refinery of $246.1 million and 6.0% higher refined product sales margins across our legacy refining portfolio, partially offset by $155.6 million higher environmental credit obligation costs, excluding the mark-to-market impacts, and lower crack spreads of $107.6 million.
•Adjusted Gross Margin for the Hawaii refinery improved by $1.26 per barrel from $13.99 per barrel during the year ended December 31, 2022, to $15.25 per barrel during the year ended December 31, 2023, primarily due to lower feedstock costs, a 6% increase in refined product sales volumes, a favorable change in realized derivatives, and higher yield, partially offset by $98.0 million higher purchased product costs and lower crack spreads. The Singapore 3-1-2 index declined from $25.43 in the year ended December 31, 2022 to $19.50 during the year ended December 31, 2023.
•Adjusted Gross Margin for the Wyoming refinery decreased by $1.35 per barrel from $26.50 per barrel during the year ended December 31, 2022 to $25.15 per barrel during the year ended December 31, 2023. The change is primarily due to a 8% increase in refined product sales volumes, partially offset by lower crack spreads. The RVO Adjusted USGC 3-2-1 index declined from $28.55 during the year ended December 31, 2022 to $22.87 in the year ended December 31, 2023.
•Adjusted Gross Margin for the Washington refinery decreased by $8.59 per barrel from $18.00 per barrel during the year ended December 31, 2022 to $9.41 per barrel during the year ended December 31, 2023, primarily due to higher environmental credit obligation expenses, declining crack spreads, and higher refined product delivery costs, partially offset by lower feedstock costs and 5% higher refined product sales volumes. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $35.27 in the year ended December 31, 2022 to $25.82 during the year ended December 31, 2023.
Logistics. For the year ended December 31, 2023, our logistics Adjusted Gross Margin was approximately $121.2 million, an increase of $31.8 million compared to $89.4 million for the year ended December 31, 2022. The increase was primarily due to Adjusted Gross Margin of $23.8 million contributed from the Billings Acquisition logistics assets acquired in June 2023 and a 3% increase in throughput across our legacy assets, net of associated higher fees and variable expenses, and higher third-party revenue.
Retail. For the year ended December 31, 2023, our retail Adjusted Gross Margin was approximately $155.3 million, an increase of $13.8 million compared to $141.5 million for the year ended December 31, 2022. The increase was primarily related to an 11% increase in sales volumes and a 33% increase in merchandise sales.
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
•Adjusted Gross Margin for the Hawaii refinery improved from $4.56 per barrel in 2021 to $13.99 per barrel in 2022 primarily due to favorable product crack spreads, and a 1.7% increase in refined product sales volumes, partially offset by unfavorable purchased product and crude oil costs, unfavorable FIFO adjustments, a $78.8 million increase in intermediation fees driven primarily by $59.4 million higher market structure fees under the Supply and Offtake Agreement, increased fuel burn costs related to higher crude oil costs as discussed below, and unfavorable derivatives.
•Adjusted Gross Margin for the Washington refinery increased by $15.02 per barrel primarily due to favorable product crack spreads, partially offset by unfavorable feedstock costs and increased costs related to fuel burn.
•Adjusted Gross Margin for the Wyoming refinery increased by $12.03 per barrel primarily due to favorable product crack spreads, partially offset by unfavorable feedstock costs and increased RINs costs.

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
Discussion of Consolidated Results
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues. For the year ended December 31, 2023, revenues were $8.2 billion, a $0.9 billion increase compared to $7.3 billion for the year ended December 31, 2022. The Billings Acquisition contributed revenues of $1.5 billion in the first seven months under our ownership, partially offset by a decrease of $0.6 billion across our legacy refinery portfolio. The decrease in our legacy refining revenue was primarily driven by a $0.8 billion decrease related to lower crude oil prices, partially offset by a 6% increase in sales volumes. Average Brent crude oil prices declined 17% and average WTI crude oil prices declined 18% as compared to the prior period. Revenues at our retail segment increased $22.3 million primarily due to an 11% increase in sales volume and a 33% increase in merchandise sales, partially offset by an 8% decrease in fuel sales prices.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2023, cost of revenues (excluding depreciation) was $6.8 billion, a $0.4 billion increase compared to $6.4 billion for the year ended December 31, 2022, inclusive of a $1.5 billion contribution from the Billings Acquisition. There was a decrease of $1.0 billion of cost of revenues (excluding depreciation) across our legacy refining operations primarily due to decreases in crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2023, operating expense (excluding depreciation) was approximately $485.6 million, an increase of $152.4 million compared to $333.2 million for the year ended December 31, 2022. $134.1 million of the increase was contributed by the Billings Acquisition. Other factors that drove the increase include higher repair and maintenance and employee expenses.
Depreciation and Amortization. For the year ended December 31, 2023, D&A expense was approximately $119.8 million, an increase of $20.0 million compared to $99.8 million for the year ended December 31, 2022. The increase was primarily driven by the $21.7 million contribution from the Billings Acquisition.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2023, general and administrative expense (excluding depreciation) was approximately $91.4 million, an increase of $29.0 million compared to $62.4 million for the year ended December 31, 2022. The increase was primarily due to a $12.1 million increase in employee costs, a $6.0 million increase in outside services, $5.8 million of expenses related to development of our renewable projects, and $3.9 million higher IT expenses.
Equity earnings from refining and logistics investments. For the year ended December 31, 2023, equity earnings from refining and logistics investments were $11.8 million. As part of the Billings Acquisition, we acquired a 65% limited partnership ownership interest in YELP and a 40% ownership interest in YPLC. For the year ended December 31, 2023, our proportionate share of YELP’s net income and YPLC’s net income was $8.1 million and $4.4 million, respectively. Please read Note 3—Refining and Logistics Equity Investments to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Acquisition and Integration costs. For the year ended December 31, 2023, we incurred $17.5 million of acquisition and integration costs related to the Billings Acquisition, compared to $3.7 million of acquisition and integration costs for the year ended December 31, 2022. Please read Note 5—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Par West redevelopment and other costs. For the year ended December 31, 2023, Par West redevelopment and other costs were $11.4 million, an increase of $2.4 million compared to $9.0 million for the year ended December 31, 2022, associated with the operation and decommissioning of our Par West facility.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2023, our interest expense and financing costs were approximately $72.5 million, an increase of $4.2 million compared to $68.3 million for the year ended December 31, 2022. The increase was primarily due to higher outstanding debt balances and increased borrowings under our inventory financing agreements. Please read Note 14—Debt and Note 12—Inventory Financing Agreements to our

consolidated financial statements under Item 8 of this Form 10-K for further discussion on our indebtedness and inventory financing, respectively.
Debt extinguishment and commitment costs. For the year ended December 31, 2023, our debt extinguishment and commitment costs were approximately $19.2 million in connection with the refinancing of our long-term debt in the first quarter of 2023 and the termination of the Washington Refinery Intermediation Agreement in the fourth quarter of 2023. For the year ended December 31, 2022, our debt extinguishment and commitment costs were approximately $5.3 million and primarily represented extinguishment costs associated with the repurchase and cancellation of an additional $36.9 million of 12.875% Senior Secured Notes in the second quarter of 2022. Please read Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Equity Earnings from Laramie Energy, LLC. For the year ended December 31, 2023, equity earnings from Laramie Energy, LLC were $25.0 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy, LLC was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. Effective February 21, 2023, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. In the fourth quarter of 2023 and due to Laramie Energy, LLC’s positive financial results, our share of net income from our investment in Laramie Energy exceeded our share of net losses recorded during the period that equity method accounting was suspended and we recorded equity earnings of $14.3 million. There were no equity earnings from our investment in Laramie Energy, LLC, for the year ended December 31, 2022. Please read Note 4—Investment in Laramie Energy to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2023, we recorded an income tax benefit of $115.3 million primarily related to the release of the federal tax valuation allowance in the fourth quarter of 2024, partially offset by deferred tax expense from net operating loss utilization and state tax expense. For the year ended December 31, 2022, we recorded an income tax expense of $0.7 million primarily driven by an increase in state taxable income. Please read Note 22—Income Taxes to our consolidated financial statements under Item 8 of this Form 10-K for more information.

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
Operating Expense (Excluding Depreciation). For the year ended December 31, 2022, operating expense (excluding depreciation) was approximately $333.2 million, an increase of $43.1 million compared to $290.1 million for the year ended December 31, 2021. The increase was primarily due to higher utilities expenses, maintenance expenses at our Hawaii refinery and increased employee costs. Other factors contributing to the increase include higher outside services expenses.
Depreciation and Amortization. For the year ended December 31, 2022, D&A expense was approximately $99.8 million, an increase of $5.6 million compared to $94.2 million for the year ended December 31, 2021. The increase was primarily due to amortization of our Washington refinery turnaround completed in 2022.
Impairment Expense. During the year ended December 31, 2021, we recorded goodwill and asset impairment charges totaling $1.8 million primarily related to discontinued capital projects. Please read Note 9—Property, Plant, and Equipment and Impairment of Long-Lived Assets to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our 2021 asset impairment charges. There were no impairment charges during the year ended December 31, 2022.

Gain on Sale of Assets, Net. For the year ended December 31, 2022, there was a $0.2 million gain on sale of assets, net, which resulted primarily from the sale of equipment. For the year ended December 31, 2021, the gain on sale of assets, net was approximately $64.7 million and primarily related to the gain recognized as a result of the Sale-Leaseback Transactions we closed in the first quarter of 2021. Please read Note 17—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the Sale-Leaseback Transactions.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2022, general and administrative expense (excluding depreciation) was approximately $62.4 million, an increase of $14.3 million compared to $48.1 million for the year ended December 31, 2021. The increase was primarily due to higher employee costs and an increase in the use of outside services.
Acquisition and Integration Costs. For the year ended December 31, 2022, we incurred approximately $3.7 million of acquisition and integration costs primarily related to costs incurred for the pending Billings Acquisition. For the year ended December 31, 2021, we incurred an immaterial amount of acquisition and integration costs. Please read Note 5—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2022, our interest expense and financing costs were approximately $68.3 million, an increase of $1.8 million compared to $66.5 million for the year ended December 31, 2021. The increase was primarily due to an increase of $7.4 million related to increased borrowings under our inventory financing agreements and increased rates on our Term Loan B Facility. These increases were partially offset by lower outstanding debt balances driven by the maturity of our outstanding 5.00% Convertible Senior Notes in June 2021, the repayment of the PHL, Mid Pac, and Retail Property Term Loans and interest rate swap related to the Retail Property Term Loan in the first quarter of 2021, and reduced interest on our 12.875% Senior Secured Notes driven by early repayment of these notes. Please read Note 12—Inventory Financing Agreements and Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and indebtedness, respectively.
Debt extinguishment and commitment costs. For the year ended December 31, 2022, our debt extinguishment and commitment costs were approximately $5.3 million and primarily represented extinguishment costs associated with the repurchase and cancellation of an additional $36.9 million of 12.875% Senior Secured Notes in the second quarter of 2022. For the year ended December 31, 2021, our debt extinguishment and commitment costs were approximately primarily $8.1 million and primarily represented $6.6 million in extinguishment costs associated with the redemption of $36.8 million of 12.875% Senior Secured Notes in June 2021 and $1.4 million in extinguishment costs associated with the early repayment of the Retail Property Term Loan on February 23, 2021. Please read Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Gain on curtailment of pension obligation. During the year ended December 31, 2021, we recorded a gain on curtailment of pension obligation of $2.0 million related to the amendment to the Wyoming Refining defined benefit plan. Please read Note 20—Benefit Plans to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on the gain on curtailment of pension obligation. There was no gain on curtailment of pension obligation for the year ended December 31, 2022.
Income Taxes. For the year ended December 31, 2022, we recorded an income tax expense of $0.7 million primarily driven by an increase in state taxable income. For the year ended December 31, 2021, we recorded an income tax expense of $1.0 million primarily driven by foreign withholding taxes.
Condensed Consolidating Financial Information
On February 28, 2023, Par Petroleum, LLC (“Par Borrower”) entered into the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) due 2030 with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Term Loan Credit Agreement was co-issued by Par Petroleum Finance Corp. (together with the Par Borrower, the “Term Loan Borrowers”), which has no independent assets or operations. The Term Loan Credit Agreement is guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and is guaranteed on a senior secured basis by all of the subsidiaries of Par Borrower. The Term Loan Credit Agreement proceeds were used to refinance our existing Term Loan B and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, all three of which had similar guarantees that were replaced by those on the Term Loan Credit Agreement.
The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Borrower and its consolidated subsidiaries’ accounts (which are all guarantors of the Term Loan Credit Agreement), (iii) the accounts of subsidiaries of the Parent that are not guarantors of the Term Loan Credit Agreement and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$10,369	$268,711	$27	$279,107
Restricted cash	339	—	—	339
Trade accounts receivable	—	367,249	—	367,249
Inventories	—	1,160,395	—	1,160,395
Prepaid and other current assets	4,767	177,638	—	182,405
Due from related parties	380,159	—	(380,159)	—
Total current assets	395,634	1,973,993	(380,132)	1,989,495
Property, plant, and equipment
Property, plant, and equipment	21,350	1,552,496	3,955	1,577,801
Less accumulated depreciation and amortization	(16,487)	(458,616)	(3,310)	(478,413)
Property, plant, and equipment, net	4,863	1,093,880	645	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,005	339,449	—	346,454
Refining and logistics equity investments	—	—	87,486	87,486
Investment in Laramie Energy, LLC	—	—	14,279	14,279
Investment in subsidiaries	1,070,518	—	(1,070,518)	—
Intangible assets, net	—	10,918	—	10,918
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	65,323	120,606	186,655
Total assets	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,255	$—	$4,255
Obligations under inventory financing agreements	—	594,362	—	594,362
Accounts payable	4,991	386,334	—	391,325
Accrued taxes	—	40,064	—	40,064
Operating lease liabilities	—	72,833	—	72,833
Other accrued liabilities	947	415,468	5,347	421,762
Due to related parties	128,922	232,803	(361,725)	—
Total current liabilities	134,860	1,746,119	(356,378)	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	—	646,603	—	646,603
Finance lease liabilities	—	16,693	(4,255)	12,438
Operating lease liabilities	8,462	274,055	—	282,517
Other liabilities	—	119,618	(57,251)	62,367
Total liabilities	143,322	2,803,088	(417,884)	2,528,526
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	597	—	—	597
Additional paid-in capital	860,797	242,505	(242,505)	860,797
Accumulated earnings (deficit)	465,856	558,581	(558,581)	465,856
Accumulated other comprehensive income (loss)	8,174	6,067	(6,067)	8,174
Total stockholders’ equity	1,335,424	807,153	(807,153)	1,335,424
Total liabilities and stockholders’ equity	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950

	As of December 31, 2022
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,547	$488,350	$28	$490,925
Restricted cash	331	3,670	—	4,001
Trade accounts receivable	—	252,816	69	252,885
Inventories	—	1,041,983	—	1,041,983
Prepaid and other current assets	2,229	89,883	(69)	92,043
Due from related parties	229,431	—	(229,431)	—
Total current assets	234,538	1,876,702	(229,403)	1,881,837
Property, plant, and equipment
Property, plant, and equipment	19,865	1,200,747	3,955	1,224,567
Less accumulated depreciation and amortization	(14,967)	(370,643)	(3,123)	(388,733)
Property, plant, and equipment, net	4,898	830,104	832	835,834
Long-term assets
Operating lease right-of-use (“ROU”) assets	2,649	348,112	—	350,761
Investment in subsidiaries	487,943	—	(487,943)	—
Intangible assets, net	—	13,577	—	13,577
Goodwill	—	126,727	2,598	129,325
Other long-term assets	723	72,721	(4,131)	69,313
Total assets	$730,751	$3,267,943	$(718,047)	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,956	$—	$10,956
Obligations under inventory financing agreements	—	893,065	—	893,065
Accounts payable	4,176	147,219	—	151,395
Accrued taxes	47	32,052	—	32,099
Operating lease liabilities	787	65,294	—	66,081
Other accrued liabilities	511	639,396	587	640,494
Due to related parties	77,420	118,139	(195,559)	—
Total current liabilities	82,941	1,906,121	(194,972)	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	—	494,576	—	494,576
Finance lease liabilities	—	10,710	(4,399)	6,311
Operating lease liabilities	3,273	289,428	—	292,701
Other liabilities	—	46,922	1,510	48,432
Total liabilities	86,214	2,747,757	(197,861)	2,636,110
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	604	—	—	604
Additional paid-in capital	836,491	409,686	(409,686)	836,491
Accumulated earnings (deficit)	(200,687)	104,479	(104,479)	(200,687)
Accumulated other comprehensive income (loss)	8,129	6,021	(6,021)	8,129
Total stockholders’ equity	644,537	520,186	(520,186)	644,537
Total liabilities and stockholders’ equity	$730,751	$3,267,943	$(718,047)	$3,280,647

	Year Ended December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$8,231,886	$69	$8,231,955

Operating expenses
Cost of revenues (excluding depreciation)	—	6,838,109	—	6,838,109
Operating expense (excluding depreciation)	—	485,587	—	485,587
Depreciation and amortization	1,618	118,024	188	119,830
General and administrative expense (excluding depreciation)	29,258	62,189	—	91,447
Equity earnings from refining and logistics investments	—	—	(11,844)	(11,844)
Acquisition and integration costs	—	17,482	—	17,482
Par West redevelopment and other costs	—	11,397	—	11,397
Loss (gain) on sale of assets, net	30	(89)	—	(59)
Total operating expenses	30,906	7,532,699	(11,656)	7,551,949
Operating income (loss)	(30,906)	699,187	11,725	680,006

Other income (expense)
Interest expense and financing costs, net	(24)	(72,789)	363	(72,450)
Debt extinguishment and commitment costs	—	(19,182)	—	(19,182)
Other income (expense), net	44	(97)	—	(53)
Equity earnings (losses) from subsidiaries	759,528	—	(759,528)	—
Equity earnings from Laramie Energy, LLC	—	—	24,985	24,985
Total other income (expense), net	759,548	(92,068)	(734,180)	(66,700)

Income (loss) before income taxes	728,642	607,119	(722,455)	613,306
Income tax benefit (expense) (1)	—	(153,017)	268,353	115,336
Net income (loss)	$728,642	$454,102	$(454,102)	$728,642

Adjusted EBITDA	$(28,722)	$709,613	$15,356	$696,247

	Year Ended December 31, 2022
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$7,321,656	$129	$7,321,785

Operating expenses
Cost of revenues (excluding depreciation)	—	6,377,494	(1,480)	6,376,014
Operating expense (excluding depreciation)	—	333,206	—	333,206
Depreciation and amortization	2,131	97,448	190	99,769
General and administrative expense (excluding depreciation)	17,882	44,514	—	62,396
Acquisition and integration costs	3,396	267	—	3,663
Par West redevelopment and other costs	—	9,003	—	9,003
Loss (gain) on sale of assets, net	27	(196)	—	(169)
Total operating expenses	23,436	6,861,736	(1,290)	6,883,882
Operating income (loss)	(23,436)	459,920	1,419	437,903

Other income (expense)
Interest expense and financing costs, net	(1)	(68,655)	368	(68,288)
Debt extinguishment and commitment costs	—	(5,329)	—	(5,329)
Other income (expense), net	(20)	634	(1)	613
Equity earnings (losses) from subsidiaries	388,008	—	(388,008)	—
Total other income (expense), net	387,987	(73,350)	(387,641)	(73,004)

Income (loss) before income taxes	364,551	386,570	(386,222)	364,899
Income tax benefit (expense) (1)	(362)	(96,995)	96,647	(710)
Net income (loss)	$364,189	$289,575	$(289,575)	$364,189

Adjusted EBITDA	$(17,551)	$659,378	$1,608	$643,435

	Year Ended December 31, 2021
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$4,710,039	$50	$4,710,089

Operating expenses
Cost of revenues (excluding depreciation)	—	4,338,474	—	4,338,474
Operating expense (excluding depreciation)	—	290,795	(717)	290,078
Depreciation and amortization	2,452	91,550	239	94,241
Impairment expense	—	1,838	—	1,838
General and administrative expense (excluding depreciation)	12,435	35,661	—	48,096
Acquisition and integration costs	87	—	—	87
Par West redevelopment and other costs	—	9,591	—	9,591
Loss (gain) on sale of assets, net	15	(10,949)	(53,763)	(64,697)
Total operating expenses	14,989	4,756,960	(54,241)	4,717,708
Operating income (loss)	(14,989)	(46,921)	54,291	(7,619)

Other income (expense)
Interest expense and financing costs, net	(2,600)	(64,209)	316	(66,493)
Debt extinguishment and commitment costs	—	(6,728)	(1,416)	(8,144)
Gain on curtailment of pension obligation	—	2,032	—	2,032
Other income (expense), net	(33)	(19)	—	(52)
Equity earnings (losses) from subsidiaries	(63,649)	—	63,649	—
Total other income (expense), net	(66,282)	(68,924)	62,549	(72,657)

Income (loss) before income taxes	(81,271)	(115,845)	116,840	(80,276)
Income tax benefit (expense) (1)	(26)	24,835	(25,830)	(1,021)
Net income (loss)	$(81,297)	$(91,010)	$91,010	$(81,297)

Adjusted EBITDA	$(12,468)	$137,323	$767	$125,622
________________________________________________________
(1)    The income tax benefit (expense) of the Parent Guarantor and Par Borrower and Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.

Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Par Borrower and Subsidiaries,” and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in the same manner as for the Par Pacific Holdings, Inc. Adjusted EBITDA calculations. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) and Adjusted EBITDA” above.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$728,642	$454,102	$(454,102)	$728,642
Inventory valuation adjustment	—	102,710	—	102,710
Environmental obligation mark-to-market adjustments	—	(189,783)	—	(189,783)
Unrealized loss (gain) on derivatives	—	(49,690)	—	(49,690)
Par West redevelopment and other costs	—	11,397	—	11,397
Acquisition and integration costs	—	17,482	—	17,482
Debt extinguishment and commitment costs	—	19,182	—	19,182
Severance costs	492	1,293	—	1,785
Equity losses from Laramie Energy, LLC, excluding cash distributions	—	—	(14,279)	(14,279)
Loss (gain) on sale of assets, net	30	(89)	—	(59)
Depreciation and amortization	1,618	118,024	188	119,830
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	24	71,968	(363)	71,629
Laramie Energy, LLC cash distributions to Par	—	—	(10,706)	(10,706)
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	3,443	3,443
Equity losses (income) from subsidiaries	(759,528)	—	759,528	—
Income tax expense (benefit)	—	153,017	(268,353)	(115,336)
Adjusted EBITDA (1)	$(28,722)	$709,613	$15,356	$696,247

	Year Ended December 31, 2022
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$364,189	$289,575	$(289,575)	$364,189
Inventory valuation adjustment	—	(15,712)	—	(15,712)
Environmental obligation mark-to-market adjustments	—	105,760	—	105,760
Unrealized loss on derivatives	—	9,336	—	9,336
Acquisition and integration costs	3,396	267	—	3,663
Debt extinguishment and commitment costs	—	5,329	—	5,329
Severance costs	351	1,921	—	2,272
Loss (gain) on sale of assets, net	27	(196)	—	(169)
Depreciation and amortization	2,131	97,448	190	99,769
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	1	68,655	(368)	68,288
Equity losses (income) from subsidiaries	(388,008)	—	388,008	—
Income tax expense (benefit)	362	96,995	(96,647)	710
Adjusted EBITDA (1)	$(17,551)	$659,378	$1,608	$643,435

	Year Ended December 31, 2021
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(81,297)	$(91,010)	$91,010	$(81,297)
Inventory valuation adjustment	—	31,841	—	31,841
Environmental obligation mark-to-market adjustments	—	66,350	—	66,350
Unrealized gain on derivatives	—	(1,393)	—	(1,393)
Acquisition and integration costs	87	—	—	87
Debt extinguishment and commitment costs	—	6,728	1,416	8,144
Severance costs	—	84	—	84
Impairment expense	—	1,838	—	1,838
Loss (gain) on sale of assets, net	15	(10,949)	(53,763)	(64,697)
Depreciation and amortization	2,452	91,550	239	94,241
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	2,600	67,119	(316)	69,403
Equity losses (income) from subsidiaries	63,649	—	(63,649)	—
Income tax expense (benefit)	26	(24,835)	25,830	1,021
Adjusted EBITDA (1)	$(12,468)	$137,323	$767	$125,622
________________________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
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

Our liquidity position as of December 31, 2023 was $644.5 million that consisted of $279.1 million of cash and cash equivalents, $355.0 million of availability under the ABL Credit Facility, and $10.4 million of availability under the J. Aron Discretionary Draw Facility. In addition, we had the ability to issue letters of credit of up to $107 million under our LC Facility.
As of December 31, 2023, we had access to the ABL Credit Facility, the LC Facility, the J. Aron Discretionary Draw Facility, and cash on hand of $279.1 million. In addition, we have the Supply and Offtake Agreement, which is used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, and to repay or refinance indebtedness.
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
Significant Developments
In the first quarter of 2021, we closed on the sale and leaseback of twenty-two (22) of our retail properties in Hawaii for an aggregate cash purchase price of approximately $112.8 million net of transaction fees (the “Sale-Leaseback Transactions”). We used approximately $53.1 million of the net cash proceeds to repay the certain financing arrangements which were related to certain of the retail properties and the remainder for general corporate purposes. Please read Note 17—Leases to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the Sale-Leaseback Transactions.
On March 19, 2021, we sold 5.75 million shares of common stock in an underwritten public offering at a public offering price of $16.00 per share, resulting in net proceeds of approximately $87.2 million (the “Equity Offering”), after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Equity Offering to repay the remaining $48.7 million in aggregate principal amount of 5.00% Convertible Senior Notes at maturity in June 2021 and $36.8 million in aggregate principal amount of 12.875% Senior Secured Notes, and the remainder for other general corporate purposes, including capital expenditures, and funding working capital. Please read Note 19—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the Equity Offering.
On April 26, 2023, we terminated the Prior ABL Credit Facility and entered into a new ABL Credit Facility. On June 1, 2023 we closed the Billings Acquisition; please read Note 5—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for further information. On July 26, 2023, we entered into the July 2023 S&O Amendment in connection with a new LC Facility. On October 4, 2023, we entered into the Second Amendment to the ABL Credit Facility and terminated the Washington Refinery Intermediation Agreement.
During the years ended December 31, 2023, 2022, and 2021, we had significant activity related to our inventory financing and debt agreements. Please read Note 12—Inventory Financing Agreements and Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion of significant activity related to our inventory financing and debt agreements, respectively.
Other Sources of Liquidity
We may from time to time seek to retire or purchase our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of our common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. Please read Note 19—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the share repurchase program. The Term Loan Credit Agreement may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50% or 25% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan Credit Agreement).

Cash Flows
The following table summarizes cash activities for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$579,156	$452,606	$(27,622)
Net cash provided by (used in) investing activities	(659,039)	(87,308)	74,628
Net cash provided by (used in) financing activities	(135,597)	13,407	(1,094)
Cash flows for the year ended December 31, 2023
Net cash provided by operating activities for the year ended December 31, 2023 was driven primarily by net income of $728.6 million, non-cash earnings from operations of approximately $53.2 million, and net cash used for changes in operating assets and liabilities of approximately $96.3 million. Non-cash earnings from operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $119.8 million,
•	debt commitment and extinguishment costs of $19.2 million, and
•	stock based compensation costs of $11.6 million,

partially offset by
•	a benefit from deferred taxes of $126.3 million,
•	unrealized gain on derivatives contracts of $49.7 million,
•	a gain of $25.0 million from our equity investment in Laramie Energy, and
•	$11.8 million of non-cash equity earnings from our refining and logistics investments.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a decrease in gross environmental credit obligations primarily related to the settlement of our 2020, 2021, and 2022 RINs obligations, and
•	increase in prepaid and other primarily driven by a $65.5 million increase in Advances to suppliers for crude purchases.
Net cash used in investing activities for the year ended December 31, 2023 consisted primarily of:

•	$595.4 million used for the Billings Acquisition, and
•
$82.3 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, including construction of a flagship retail store in Washington, improved crude processing equipment at our Hawaii refinery, a co-processing unit at our Tacoma refinery, and various IT infrastructure improvements, partially offset by
•	a $10.7 million cash distribution received from Laramie Energy in the first quarter of 2023.

Net cash used in financing activities was approximately $135.6 million for the year ended December 31, 2023 and consisted primarily of the following activities:

•	net repayments under the Discretionary Draw Facility and MLC receivable advances of $96.0 million,
•	aggregate payments of $23.1 million of deferred loan costs and debt extinguishment costs, related to our debt refinancing, and
•	repurchases of common stock of $67.8 million,

partially offset by
•	net borrowings of debt of $145.1 million primarily driven by the refinancing and consolidation of our debt.
Cash flows for the year ended December 31, 2022
Net cash provided by operating activities for the year ended December 31, 2022, was primarily driven by net income of approximately $364.2 million, non-cash charges to operations of approximately $127.6 million, and net cash used for changes in operating assets and liabilities of approximately $39.2 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $99.8 million,
•	stock based compensation costs of $9.4 million,
•	unrealized loss on derivatives contracts of $9.3 million, and
•	debt commitment and extinguishment costs of $5.3 million.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable, and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices,

partially offset by
•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery, and
•	increase in prepaid and other primarily driven by a $34.7 million increase in Collateral posted with broker for derivative instruments.
Net cash used in investing activities for the year ended December 31, 2022 consisted primarily of:

•
$53.0 million in additions to property, plant, and equipment driven by profit improvement and turnaround projects including crude recovery and debottlenecking projects at our Tacoma refinery, maintenance and tank replacement projects at our Wyoming refinery, and co-generation engine and tank conversion projects at our Hawaii refinery, and

•	$35.5 million related to acquisitions, primarily comprised of a $30.0 million deposit on the Billings Acquisition and $5.5 million for a three-store expansion of our Washington retail footprint.
Net cash provided by financing activities for the year ended December 31, 2022 was approximately $13.4 million and and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $80.7 million,

partially offset by
•	net repayments of debt of $62.0 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and
•	repurchases of common stock of $7.8 million.
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
Net cash provided by investing activities was approximately $74.6 million for the year ended December 31, 2021 and was primarily related to proceeds received from the Sale-Leaseback Transactions partially offset by additions to property, plant, and equipment totaling approximately $29.5 million.
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
Cash Requirements
We have various cash requirements stemming from investment strategies, contractual obligations, and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These cash requirements and obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. We also continue to seek strategic investments in business opportunities, however the amount and timing of those investments are not predictable. Our material cash requirements as of December 31, 2023 include:
Debt and Interest Payments. Current and long-term debt includes the scheduled principal payments related to our outstanding debt obligations and ABL Credit Facility. Our estimated interest payments due for 2024 are $51.2 million and our total estimated undiscounted future interest payments will be $312.4 million on the debt obligations held as of December 31, 2023 and using interest rates in effect as of December 31, 2023. Please read Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Debt Refinancing. On February 28, 2023, we entered into the Term Loan Credit Agreement. The proceeds were used to repurchase and cancel the then-outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and terminate and repay all amounts outstanding under the Term Loan B Facility. As a result of this refinancing, our debt maturity was extended from 2026 to 2030 and, using interest rates that were in effect at December 31, 2023, our estimated undiscounted future interest payments increased to $310 million. On April 26, 2023, we terminated the prior ABL Credit Facility and entered into a new ABL Credit Facility. On October 4, 2023, we terminated the Washington Refinery Intermediation Agreement in connection with the Second Amendment to the ABL Credit Facility that increased the borrowing base. Please read Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Capital Expenditures and Turnaround Costs. Our deferred turnaround costs and capital expenditures, including land and building purchases but excluding acquisitions, for the year ended December 31, 2023, totaled approximately $88.1 million and were primarily related to the 2023 turnaround and related scheduled maintenance work at our Montana refinery, capital projects at our Hawaii and Tacoma refineries, land purchases and new sites at our Retail and Hawaii Logistics businesses, and sustaining maintenance at each of our refineries. Our capital expenditures and deferred turnaround costs budget for 2024 is approximately $220 to $250 million and primarily relates to scheduled maintenance, capital projects, and turnaround projects related to regulatory compliance, information technology, and growth across each of our businesses.
Operating Lease Liabilities. Operating lease liabilities primarily include obligations associated with the lease of land, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Please read Note 17—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.

Finance Lease Liabilities. Finance lease liabilities primarily include obligations associated with the lease of retail facilities and vehicles. Please read Note 17—Leases to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2023 for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2024. As of December 31, 2023, we have material purchase commitments of $1.3 billion, with required cash outlays primarily expected in the next twelve months.
Supply and Offtake Agreement. On June 1, 2021, we and J. Aron entered into the second amended and restated supply and offtake agreement which expires on May 31, 2024. We and J. Aron entered into amendments to the Supply and Offtake Agreement on April 25, 2022, and May 17, 2022, which, among other things, increased the capacity under the Discretionary Draw Facility. On July 26, 2023, we entered into the July 2023 S&O Amendment to the Supply and Offtake Agreement which, among other things, allowed PHR to enter into a crude oil procurement contract supported by a letter of credit under the LC Facility and have its purchases funded by J. Aron, subject to certain conditions. Please read Note 12—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
LC Facility. On July 26, 2023, we entered into an LC Facility intended to finance and provide credit support for certain of PHR’s purchases of crude oil. In addition, revolving credit loans may be used to pay suppliers. The amount available is $120.0 million with the right to request an increase up to $350.0 million in the aggregate, subject to certain conditions. Please read Note 12—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Matters. Our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations including but not limited to air emissions, wastewater discharges, and solid and hazardous waste management activities. Additionally, we have asset retirement obligations in the period in which we have a legal obligation, whether by government or regulatory action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Please read Note 10—Asset Retirement Obligations and Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Inventory and Obligations Under Inventory Financing Agreements
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost and net realizable value using the FIFO accounting method. Commodity inventories at the Washington refinery are stated at the lower of cost and net realizable value using the LIFO inventory accounting method. We value merchandise along with spare parts, materials, and supplies at weighted average cost. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales. Please read Note 7—Inventories to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
A portion of the crude oil utilized at the Hawaii refinery is financed by J. Aron under procurement contracts. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement occurs at the end of the reporting period.

On July 26, 2023, we entered into an LC Facility, intended to finance and provide credit support for certain of PHR’s purchases of crude oil. In addition, revolving credit loans may be used to pay suppliers. The amount available is $120.0 million with the right to request an increase up to $350.0 million in the aggregate, subject to certain conditions.
Please read Note 12—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information regarding our Hawaii inventory financing agreement and LC Facility.
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
We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted, readily observable quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Please read Note 16—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Business Combinations
We recognize assets acquired and liabilities assumed in business combinations separately from goodwill at their estimated fair values as of the date of acquisition. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspectives of marketplace participants. These valuation methods require management to make estimates and assumptions regarding characteristics of the acquired property and future revenues and expenses. Changes in these estimates and assumptions would result in different amounts allocated to the related assets and liabilities. The measurement period may be up to one year from the acquisition date; we may record adjustments to the preliminary purchase price allocation during this time, concluding at the end of the one year period or final determination of the values of consideration transferred and assets and liabilities assumed, whichever comes first. Subsequent adjustments, if any, are recorded to the consolidated statement of operations. Please read Note 5—Acquisitions and Note 16—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Impairment of Goodwill and Long-lived Assets
We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. Under the quantitative test, we compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss is recorded. The fair value of a reporting unit is determined using the income approach and the market approach. Under the income approach, we estimate the present value of expected future cash flows using a market participant discount rate. Under the market approach, we estimate fair value using observable multiples for comparable companies within our industry. These valuation methods require us to make significant estimates and assumptions regarding future cash flows, capital projects, commodity prices, long-term growth rates, and discount rates. Please read Note 11—Goodwill and Intangible Assets to our consolidated financial statements under Item 8 of this Form 10-K for further information.
We review property, plant, and equipment, operating leases, and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We use a cash flows model to estimate value because there is usually a lack of quoted market prices available for long-lived assets. Future cash flow estimates used for impairment reviews are based on assessments requiring judgment, including future production volumes, commodity prices, operating costs, margins, discount rates, expected capital expenditures, and other factors based on all available information available as of the date of the review. Impairment is required when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. The fair value of long-lived assets is determined using the income approach. Please read Note 9—Property, Plant, and Equipment and Impairment of Long-Lived Assets to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Environmental Matters and Asset Retirement Obligations
We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Please read Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for further information about our environmental liabilities and assessments.
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Estimating the cost and timing of future remedial efforts is difficult and related technologies, costs, regulatory and other compliance considerations, timing, discount rates, and other inputs considered in the valuations are subject to change. Please read Note 2—Summary of Significant Accounting Policies, “Asset Retirement Obligations,” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
In the fourth quarter of 2023, we analyzed projections for our future taxable income and the absence of objective negative evidence, such as a cumulative loss in recent years. As a result of this analysis, we determined that we have sufficient positive evidence to release a majority of the valuation allowance against our federal net deferred tax assets and recognized a non-cash deferred tax benefit of $277.7 million for the year ended December 31, 2023. We retain a partial valuation allowance on certain state deferred tax assets primarily as a result of apportionment factors from minimal activity in certain states impacting assessed likelihood of future realizability. We will continue to reassess whether the balance of the valuation allowance is appropriate on a quarterly basis and, given the totality of the facts and circumstances, both positive and negative, will adjust the remaining valuation allowance in future periods if the evidence supports doing so.
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 170 Mbpd for the full year of 2023, would change annualized operating income by approximately $61.3 million. This analysis may differ from actual results.

We utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps will expire in March 2025.
Based on our net open futures positions at December 31, 2023, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in $6.1 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2023, we consumed approximately 170 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 15—Derivatives to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our renewable volume obligation (“RVO”) is based on a percentage of our Hawaii, Wyoming, Washington and Montanta refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. On June 3, 2022, the EPA finalized the 2021 and 2022 RVOs, reduced the existing 2020 RVO, denied 69 small refinery exemption petitions including ours, and proposed that certain small refineries be permitted to use an alternative RIN retirement schedule for their 2019-2020 compliance obligations. On June 21, 2023, the EPA finalized the 2023, 2024, and 2025 RVOs. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with the Washington Climate Commitment Act and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington Climate Commitment Act and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable. Some of these contracts may be derivative instruments and recorded at their fair value. Please read Note 15—Derivatives to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Rate Risk
As of December 31, 2023, we had $665.6 million of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement for which we pay charges based on three-month Secured Overnight Financing Rate (“SOFR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $0.6 million and $7.3 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2023 we had entered into an interest rate collar at a cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 15—Derivatives for more information.

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
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2023. As previously disclosed, we completed the Billings Acquisition on June 1, 2023 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations from the scope of design and operation of our disclosure controls, and procedures for the year ended December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than those changes made in connection with the Billings Acquisition on June 1, 2023, there were no changes during the year ended December 31, 2023, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Billings Acquisition accounted for approximately 20% of total assets as of December 31, 2023 and approximately 19% of revenues of the Company for the year ended on December 31, 2023. We are currently in the process of integrating the Billings refinery operations, control processes and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2024. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria. As previously disclosed, we completed the Billings Acquisition on June 1, 2023, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations from the scope of design and operation of our disclosure controls, and procedures for the year ended December 31, 2023.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Billings Acquisition, which was acquired on June 1, 2023, and whose financial statements constitute 20 % and 19 % of total assets and revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at the Billings Acquisition.

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
February 29, 2024

Item  9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.
Item  9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

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

4.4	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

4.5	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.

10.1
Fourth Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC, dated as of October 18, 2018, by and among Par Piceance Energy Equity LLC and the other members party thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018.

10.2	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.****

10.3
Par Pacific Holdings, Inc. Second Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 18, 2018.****

10.4	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 18, 2018.****

10.5
Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012.****

10.6
Employment Offer Letter with William Monteleone dated September 25, 2013. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.7	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.****

10.8	Form of Award of Performance Restricted Stock Units. *

10.9	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.

10.10	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.11
Second Amended and Restated Supply and Offtake Agreement dated as of June 1, 2021, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021.

10.12
Amended and Restated Guaranty dated June 1, 2021 in favor of J. Aron & Company LLC by Par Petroleum, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021.

10.13
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.14	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.15	Employment Offer Letter with Richard Creamer dated March 29, 2022. Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022. ****

10.16	Employment Offer Letter with Eric Wright dated January 17, 2017. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022. ****

10.17	Employment Offer Letter with Shawn Flores dated December 13, 2022. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 27, 2023. ****

10.18	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.19	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.20	Amendment #1 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 1, 2017.*****

10.21
Amendment #2 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 23, 2022. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 25, 2022. ****

10.22
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.23
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.24
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.25
Purchase Agreement and Escrow Instructions, dated as of February 11, 2021, by and among Par Hawaii, LLC, Par Pacific Hawaii Property Company, LLC, MDC Coast HI 1, LLC, and Fidelity National Title Insurance Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

10.26
Amended and Restated Master Land and Building Lease Agreement, dated as of March 12, 2021, by and among Par Hawaii, LLC, Par Petroleum, LLC and MDC Coast HI 1, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on Form 8-K filed on May 7, 2021.

10.27
Second Amended and Restated Pledge and Security Agreement dated June 1, 2021 in favor of J. Aron & Company LLC by Par Hawaii Refining, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 25, 2022.

10.28
Amendment to Second Amended and Restated Supply and Offtake Agreement dated as of March 24, 2022, between Par Hawaii Refining, LLC and J. Aron & Company, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.

10.29
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of April 25, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2022.

10.30
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of May 17, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2022.

10.31
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of September 13, 2022, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022.

10.32
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of February 13, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.

10.33
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

10.34
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

10.35
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

10.36
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of June 21, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2023.

10.37
Uncommitted Credit Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, as borrower, each of the lenders and letter of credit issuers listed on the signature pages thereof, MUFG Bank, Ltd., as administrative agent for the lenders, sub-collateral agent, as joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, solely in its capacity as collateral agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.38	Parent Guaranty, dated as of July 26, 2023, made by Par Petroleum, LLC, as guarantor. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.39
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining LLC, Par Petroleum, LLC, as guarantor, and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.40
Third Amended and Restated Pledge and Security Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, J. Aron & Company LLC, MUFG Bank, Ltd., and U.S. Bank Trust Company, National Association, as collateral agent. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.41
Collateral Agency and Intermediation Rights Agreement, dated as of July 26, 2023, by and among Par Hawaii Refining, LLC, MUFG Bank, Ltd., J. Aron & Company LLC, and U.S. Bank Trust Company, National Association, as collateral agent. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.42
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

10.43
Limited Consent to Uncommitted Credit Agreement effective as of October 4, 2023, among Par Hawaii Refining, LLC, Par Petroleum, LLC, the lenders party thereto, MUFG Bank, Ltd., and U.S. Bank Trust Company, National Association, solely in its capacity as the collateral agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 10, 2023.

10.44	Employment Assignment Letter with Jeffrey R. Hollis dated December 15, 2022.*****

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.***

97.1	Par Pacific Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective October 24, 2023.*****

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
***	Furnished herewith.
****	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Acquisitions – Billings Acquisition Valuation and Purchase Price Allocation – Refer to Note 5 to the financial statements
Critical Audit Matter Description
On June 1, 2023, the Company completed the acquisition of (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, (ii) a 65% limited partnership equity interest in Yellowstone Energy Limited Partnership, and (iii) a 40% equity interest in Yellowstone Pipeline Company (collectively, the “Billings Acquisition”) for a total purchase price of $625.4 million, including working capital. The Company accounted for the Billings Acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Of the total purchase price, $259.1 million was allocated to property, plant and equipment. The valuation of property, plant, and equipment was determined based on the cost approach for refining process units, tanks, pipelines, and equipment and the market approach for land.
We identified the valuation of property, plant and equipment related to the Billings Acquisition as a critical audit matter because of the significant estimates and assumptions made by management to determine the fair value of certain assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to determine the fair value of acquired refining process units, tanks, pipelines, and equipment under the cost approach, including estimating cost to acquire or construct comparable assets adjusted for the remaining useful lives, and land under the market approach.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of assets acquired and liabilities assumed for the Billings Acquisition included the following, among others:
• We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the cost approach for refining process units, tanks, pipelines and equipment, including estimating the cost to acquire or construct comparable assets adjusted for remaining useful lives, the assumptions used in the market approach for land and their review of the work of third-party specialists.
• With the assistance of our fair value specialists
◦ We evaluated the appropriateness of selected valuation methodologies;
◦ We evaluated the cost to acquire or construct comparable assets for the cost approach for refining process units, tanks, pipelines, and equipment, including comparing such estimates to source information; and
◦ We tested the underlying source information used for the market approach for land.
• We considered any events or transactions occurring after the Billings Acquisition date that may indicate a different valuation for the assets acquired and liabilities assumed.
Summary of Significant Accounting Policies – Management Projections Used in Goodwill and Deferred Taxes Valuation Allowance Analyses – Refer to Notes 2, 11 and 22 to the financial statements
Critical Audit Matter Description
Management of the Company prepares and uses projected operational results (“Management’s Projections”) for various accounting analysis and considerations, including the annual goodwill impairment test of certain reporting units and the determination of any valuation allowance against deferred tax assets. The development of Management’s Projections involves management making significant judgments and assumptions in estimating future cash flows, including assumptions related to future gross margins, operating expenses and levels of sustaining capital expenditures.
Given that the development of Management’s Projections require management to make significant estimates related to assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Management’s Projections included the following, among others:
• We evaluated the effectiveness of controls over the determination of Management’s Projections, including management’s controls over the determination of the underlying projections of future gross margins, operating expenses, and levels of sustaining capital expenditures.

• We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
• We evaluated the reasonableness of Management’s Projections by
◦ Comparing the projections to historical financial results;
◦ Comparing the projections to internal communications between management and the Board of Directors; and
◦ Comparing trends in the projections to analyst and Industry reports for the Company and certain of its peer companies
• We evaluated the impact of changes in Management’s Projections from the projection date to December 31, 2023.

/s/ Deloitte & Touche LLP
Houston, Texas
February 29, 2024

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$279,107	$490,925
Restricted cash	339	4,001
Total cash, cash equivalents, and restricted cash	279,446	494,926
Trade accounts receivable, net of allowances of $0.2 million and $0.3 million at December 31, 2023 and December 31, 2022, respectively	367,249	252,885
Inventories	1,160,395	1,041,983
Prepaid and other current assets	182,405	92,043
Total current assets	1,989,495	1,881,837
Property, plant, and equipment
Property, plant, and equipment	1,577,801	1,224,567
Less accumulated depreciation and amortization	(478,413)	(388,733)
Property, plant, and equipment, net	1,099,388	835,834
Long-term assets
Operating lease right-of-use (“ROU”) assets	346,454	350,761
Refining and logistics equity investments	87,486	—
Investment in Laramie Energy, LLC	14,279	—
Intangible assets, net	10,918	13,577
Goodwill	129,275	129,325
Other long-term assets	186,655	69,313
Total assets	$3,863,950	$3,280,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,255	$10,956
Obligations under inventory financing agreements	594,362	893,065
Accounts payable	391,325	151,395
Accrued taxes	40,064	32,099
Operating lease liabilities	72,833	66,081
Other accrued liabilities	421,762	640,494
Total current liabilities	1,524,601	1,794,090
Long-term liabilities
Long-term debt, net of current maturities	646,603	494,576
Finance lease liabilities	12,438	6,311
Operating lease liabilities	282,517	292,701
Other liabilities	62,367	48,432
Total liabilities	2,528,526	2,636,110
Commitments and Contingencies (Note 18)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022, 59,755,844 shares and 60,470,837 shares issued at December 31, 2023 and December 31, 2022, respectively	597	604
Additional paid-in capital	860,797	836,491
Accumulated earnings (deficit)	465,856	(200,687)
Accumulated other comprehensive income	8,174	8,129
Total stockholders’ equity	1,335,424	644,537
Total liabilities and stockholders’ equity	$3,863,950	$3,280,647

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$8,231,955	$7,321,785	$4,710,089

Operating expenses
Cost of revenues (excluding depreciation)	6,838,109	6,376,014	4,338,474
Operating expense (excluding depreciation)	485,587	333,206	290,078
Depreciation and amortization	119,830	99,769	94,241
Impairment expense	—	—	1,838
General and administrative expense (excluding depreciation)	91,447	62,396	48,096
Equity earnings from refining and logistics investments	(11,844)	—	—
Acquisition and integration costs	17,482	3,663	87
Par West redevelopment and other costs	11,397	9,003	9,591
Gain on sale of assets, net	(59)	(169)	(64,697)
Total operating expenses	7,551,949	6,883,882	4,717,708
Operating income (loss)	680,006	437,903	(7,619)

Other income (expense)
Interest expense and financing costs, net	(72,450)	(68,288)	(66,493)
Debt extinguishment and commitment costs	(19,182)	(5,329)	(8,144)
Gain on curtailment of pension obligation	—	—	2,032
Other income (expense), net	(53)	613	(52)
Equity earnings from Laramie Energy, LLC	24,985	—	—
Total other expense, net	(66,700)	(73,004)	(72,657)

Income (loss) before income taxes	613,306	364,899	(80,276)
Income tax benefit (expense)	115,336	(710)	(1,021)
Net income (loss)	$728,642	$364,189	$(81,297)

Income (loss) per share
Basic	$12.14	$6.12	$(1.40)
Diluted	$11.94	$6.08	$(1.40)
Weighted-average number of shares outstanding
Basic	60,035	59,544	58,268
Diluted	61,014	59,883	58,268

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$728,642	$364,189	$(81,297)
Other comprehensive income:
Other post-retirement benefits income, net of tax	45	5,627	6,244
Total other comprehensive income, net of tax	45	5,627	6,244
Comprehensive income (loss)	$728,687	$369,816	$(75,053)
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$728,642	$364,189	$(81,297)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	119,830	99,769	94,241
Impairment expense	—	—	1,838
Debt extinguishment and commitment costs	19,182	5,329	8,144
Non-cash interest expense	4,645	4,218	5,663
Non-cash lower of cost and net realizable value adjustment	—	(463)	(10,132)
Deferred taxes	(126,267)	274	(260)
Gain on sale of assets, net	(59)	(169)	(64,697)
Stock-based compensation	11,633	9,353	8,165
Unrealized (gain) loss on derivative contracts	(49,689)	9,336	(1,393)
Equity earnings from Laramie Energy, LLC	(24,985)	—	—
Equity earnings from refining and logistics investments	(11,844)	—	—
Dividends received from refining and logistics investments	4,328	—	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(112,421)	(57,391)	(83,955)
Prepaid and other assets	(82,027)	(35,356)	(6,321)
Inventories	180,235	(254,437)	(350,652)
Deferred turnaround expenditures	(5,851)	(29,608)	(9,451)
Obligations under inventory financing agreements	(91,624)	74,680	252,920
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	15,428	262,882	209,565
Net cash provided by (used in) operating activities	579,156	452,606	(27,622)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(595,420)	(35,546)	—
Capital expenditures	(82,277)	(53,025)	(29,533)
Proceeds from sale of assets	1,322	1,263	104,161
Return of capital from Laramie Energy, LLC	10,706	—	—
Return of capital from refining and logistics investments	6,630	—	—
Net cash provided by (used in) investing activities	(659,039)	(87,308)	74,628
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	—	87,193
Proceeds from borrowings	1,462,850	384,874	186,773
Repayments of borrowings	(1,317,709)	(446,863)	(329,315)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(95,985)	80,681	61,098
Payment of deferred loan costs	(14,371)	—	—
Purchase of common stock for retirement	(67,821)	(7,834)	(2,145)
Exercise of stock options	17,129	6,444	58
Payments for termination of inventory financing agreements	(112,594)	—	—
Payments for debt extinguishment and commitment costs and termination of inventory financing agreements	(8,742)	(3,483)	(5,618)
Other financing activities, net	1,646	(412)	862
Net cash provided by (used in) financing activities	(135,597)	13,407	(1,094)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(215,480)	378,705	45,912
Cash, cash equivalents, and restricted cash at beginning of period	494,926	116,221	70,309
Cash, cash equivalents, and restricted cash at end of period	$279,446	$494,926	$116,221
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(77,417)	$(63,323)	$(65,221)
Taxes	(6,099)	(51)	(795)
Non-cash investing and financing activities:
Accrued capital expenditures	$13,241	$5,418	$8,177
ROU assets obtained in exchange for new finance lease liabilities	7,896	594	1,936
ROU assets obtained in exchange for new operating lease liabilities	72,219	64,567	97,011
ROU assets terminated in exchange for release from operating lease liabilities	1,439	32,902	6,847
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2021	54,003	$540	$726,504	$(477,028)	$(3,742)	$246,274
Common stock offering, net of issuance costs	5,750	58	87,135	—	—	87,193
Issuance of common stock for employee stock purchase plan	85	1	1,420	—	—	1,421
Stock-based compensation	443	4	7,948	—	—	7,952
Purchase of common stock for retirement	(123)	(1)	(1,352)	(792)	—	(2,145)
Exercise of stock options	4	—	58	—	—	58
Other comprehensive income	—	—	—	—	6,244	6,244
Net loss	—	—	—	(81,297)	—	(81,297)
Balance, December 31, 2021	60,162	602	821,713	(559,117)	2,502	265,700
Issuance of common stock for employee stock purchase plan	67	—	1,244	—	—	1,244
Stock-based compensation	417	3	9,163	—	—	9,166
Purchase of common stock for retirement	(524)	(5)	(2,069)	(5,759)	—	(7,833)
Exercise of stock options	349	4	6,440	—	—	6,444
Other comprehensive income	—	—	—	—	5,627	5,627
Net income	—	—	—	364,189	—	364,189
Balance, December 31, 2022	60,471	604	836,491	(200,687)	8,129	644,537
Issuance of common stock for employee stock purchase plan	61	—	1,937	—	—	1,937
Stock-based compensation	464	6	11,336	—	—	11,342
Purchase of common stock for retirement	(1,946)	(19)	(6,090)	(62,099)	—	(68,208)
Exercise of stock options	706	6	17,123	—	—	17,129
Other comprehensive income	—	—	—	—	45	45
Net income	—	—	—	728,642	—	728,642
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) provide both renewable and conventional fuels to the western United States. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries. Our refineries in Kapolei, Hawaii, Newcastle, Wyoming, Tacoma, Washington, and Billings, Montana, convert crude oil into gasoline, distillate, asphalt and other products to serve the state of Hawaii and areas ranging from Washington state to the Dakotas and Wyoming.
2) Retail - We operate fuel retail outlets in Hawaii, Washington, and Idaho. We operate convenience stores and fuel retail sites under our “Hele” and “nomnom” brands, “76” branded fuel retail sites and other sites operated by third parties that sell gasoline, diesel, and retail merchandise such as soft drinks, prepared foods, and other sundries. We also operate unattended cardlock stations.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions. This network includes a single point mooring (“SPM”) in Hawaii, a unit train-capable rail loading terminal in Washington, and other terminals, pipelines, trucking operations, marine vessels, storage facilities, loading and truck racks, and rail facilities for the movement of petroleum, refined products, and ethanol in and among the Hawaiian islands, between the U.S. West Coast and Hawaii, and in areas ranging from the state of Washington to the Dakotas and Wyoming.
As of December 31, 2023, we owned a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2023, through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
Our Corporate and Other reportable segment primarily includes general and administrative costs.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Par Pacific Holdings, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts previously reported in our consolidated financial statements for prior periods have been reclassified to conform to the current presentation, including Par West redevelopment and other costs, previously included in Operating expenses (excluding depreciation) in the Consolidated Statements of Operations and now reflected as a separate financial statement line item, and the presentation of deferred tax assets and liabilities associated with right-of-use liabilities (“ROU liabilities”) and right-of-use assets (“ROU assets”), respectively, previously presented on a net basis are now presented on a gross basis in Note 22—Income Taxes.
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
For the Years Ended December 31, 2023, 2022, and 2021
Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to cash held at commercial banks to support letter of credit facilities and certain ongoing bankruptcy recovery trust claims.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2023, 2022, or 2021.
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
All of the crude oil utilized at the Hawaii refinery is financed by J. Aron & Company LLC (“J. Aron”) under the Supply and Offtake Agreement as described in Note 12—Inventory Financing Agreements. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding obligation on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we are obligated to repurchase the inventory. Additionally, certain of the crude oil utilized at the Hawaii refinery is also financed by the LC Facility as described in Note 12—Inventory Financing Agreements. We also finance certain inventories at our other refineries through our ABL Credit Facility; please read Note 14—Debt for further information.
We were party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 12—Inventory Financing Agreements. Under this arrangement, U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”) purchased crude oil supplied from third-party suppliers and MLC provided credit support for certain crude oil purchases. MLC’s credit support consisted of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil held title to all crude oil and refined products inventories at all times and pledged such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC. On October 4, 2023, we terminated the Washington Refinery Intermediation Agreement; please read Note 12—Inventory Financing Agreements for further information.
We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.
Environmental Credits and Obligations
Inventories also include Renewable Identification Numbers (“RINs”) and other environmental credits. Our environmental credit assets, which include RINs and other environmental credits are purchased through the open market, State of Washington auctions, or obtained by purchasing biofuels. These biofuels are later blended into our refined fuels and other credits generated as part of our refining process which are presented as Inventories on our consolidated balance sheets and stated at the lower of cost and NRV as of the end of the reporting period.
Our renewable volume obligation and other environmental credit obligations to comply with the U.S. Environmental Protection Agency (“EPA”) regulations (as discussed in Note 18—Commitments and Contingencies) are presented in Other accrued liabilities on our consolidated balance sheets and were historically measured at fair value as of the end of the reporting period.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
During the quarter ended December 31, 2023, we had a change in estimate in our valuation of our gross environmental credit obligations due to the settlement of all outstanding prior period environmental credit obligations (obligations associated with pre-2023 activities) and our prospective plan to use our RIN assets to settle future environmental obligations. Beginning in the fourth quarter of 2023, the portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period. Under the previous valuation technique, our liability would have been $295.9 million as of December 31, 2023, and net income would have been lower with $9.0 million for the year ended December 31, 2023. Please read Note 16—Fair Value Measurements for further information. The net cost of environmental credits is recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.
Investment in Laramie Energy, LLC
Effective February 21, 2023, we accounted for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of the net income (loss) of this entity was included in Equity earnings from Laramie Energy, LLC in the consolidated statements of operations. Prior to February 21, 2023, we did not apply the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. Please read Note 4—Investment in Laramie Energy for further information.
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
From time to time, we enter into lease arrangements where we are the lessor in order to utilize a portion of our fixed assets not currently used in our primary operations. All of these lessor leases are classified as operating leases, whereby we do not derecognize the underlying asset, and the income from our customers is recognized as revenue on a straight-line basis over the lease term. Please read Note 17—Leases for further disclosures and information on leases.
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
Simultaneously with our review of our property, plant, and equipment, operating leases, deferred turnaround costs, and other long-lived assets for impairment, we evaluate whether an abandonment has occurred. Abandonment occurs either when a business terminates its operations or an asset is no longer profitable to operate. When the act of abandonment occurs, we write off the asset balance and any associated accumulated depreciation and record an impairment loss as needed.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Lease Liabilities and Right-of-Use Assets
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and ROU assets are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, the lease liability associated with leases calculated through the use of implicit rates is not significant. Certain leases include provisions for variable payments based upon percentage of sales and/or other operating metrics; escalation provisions to adjust rental payments to reflect changes in price indices and fair market rents; and provisions for the renewal, termination, and/or purchase of the leased asset. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for finance leases is recognized as amortization expense on a straight-line basis and interest expense on an effective rate basis over the lease term. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and nonlease components of a contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Finance lease ROU assets are presented within Property, plant, and equipment and operating lease ROU assets within Operating lease right-of-use assets on our consolidated balance sheets. Please read Note 17—Leases for further disclosures and information on leases.
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
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2023, 2022, and 2021, we recognized deferred turnaround costs of approximately $5.9 million, $29.6 million, and $9.5 million, respectively. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
For the Years Ended December 31, 2023, 2022, and 2021
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
Derivatives and Other Financial instruments
We are exposed to commodity price risk related to crude oil, refined products, and environmental credits. We manage this exposure through the use of various derivative commodity instruments. These instruments include exchange traded futures and over-the-counter (“OTC”) swaps, forwards, and options.
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
Please read Note 15—Derivatives and Note 16—Fair Value Measurements for information regarding our derivatives and other financial instruments.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. We do not have any unrecognized tax benefits as of December 31, 2023.
As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2020, 2021, and 2022. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and adjust it accordingly for purposes of assessing additional tax in the year the NOL deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$24,980	$20,437	$21,903
Operating expense	66,886	51,901	52,338
General and administrative expense	2,142	2,661	2,972

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
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
The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy levels as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied these valuation techniques for the periods presented. The fair value of the J. Aron repurchase obligation derivatives are measured using estimates of the prices and differentials assuming settlement at the end of the reporting period.
Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the warrants. The common stock warrants were included in the calculation of basic EPS because they were issuable for minimal consideration. Basic and diluted EPS are computed taking into account the effect of participating securities. Participating securities include restricted stock that has been issued but has not yet vested. Please read Note 21—Income (Loss) Per Share for further information.
Foreign Currency Transactions
We may, on occasion, enter into transactions denominated in currencies other than the U.S. dollar, which is our functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in Other income (expense), net, in the accompanying consolidated statement of operations in the period in which the currency exchange rates change. For the years ended December 31, 2023, 2022, or 2021, gains and losses resulting from changes in currency translations were immaterial.
Accounting Principles Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”). The amendments in ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Public entities are required to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in each reported measure of segment profit or loss. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance in ASU 2023-07 is effective for fiscal years beginning after December 15, 2024. This ASU therefore does not impact our 2023 Form 10-K. Par will assess the impact of this ASU on our 2024 Form 10-K annual segment disclosures as part of our fiscal year 2024 procedures.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure (Topic 740). This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. This ASU therefore does not impact our 2023 Form 10-K. Par will assess the impact of this ASU on our 2025 Form 10-K annual segment disclosures as part of our fiscal year 2025 procedures.
Accounting Principles Adopted
On January 1, 2022, we adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU changes accounting for recording contract assets and liabilities acquired in a business combination to improve comparability and consistency. During the Billings Acquisition in June 2023, no contract assets or liabilities were acquired, thus our adoption of ASU 2021-08 will not impact on our financial condition, results of operations, and cash flows.
On January 1, 2022, we adopted ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This ASU defines supplier finance programs and establishes new disclosure requirements for such programs. For programs meeting that definition, this ASU requires annual disclosures of key terms, obligations, and certain information related to these programs. Interim disclosure of the amount of outstanding obligations is also required. Par’s inventory financing agreements do not meet all the necessary criteria within scope of this ASU, therefore our adoption of ASU 2022-04 will not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our consolidated statements of operations due to the significance of YELP’s cogeneration facilities to our Montana operations. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.
The change in our equity investment in YELP is as follows (in thousands):

For the period from June 1 through December 31,
2023
Beginning balance	$—
Acquisition of investment	58,019
Equity earnings from YELP	8,059
Depreciation of basis difference	(696)
Dividends received	(5,558)
Ending balance	$59,824
Yellowstone Pipeline Company
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our consolidated statements of operations due to the significance of YPLC’s distribution services to our Montana operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The change in our equity investment in YPLC is as follows (in thousands):

For the period from June 1 through December 31,
2023
Beginning balance	$—
Acquisition of investment	28,581
Equity earnings from YPLC	4,392
Accretion of basis difference	89
Dividends received	(5,400)
Ending balance	$27,662
Note 4—Investment in Laramie Energy
As of December 31, 2023, we owned a 46% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $14.3 million as of December 31, 2023. As of December 31, 2022, the book value of our investment was zero.
Prior to February 21, 2023, Laramie Energy had a term loan agreement which provided a term loan secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy was generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its existing term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of December 31, 2023 and 2022, the term loan had an outstanding balance of $160.0 million and $77.4 million, respectively.
On March 1, 2023, pursuant to its new term loan agreement, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $10.7 million, which was reflected as Return of capital from Laramie Energy, LLC on our consolidated statements of cash flows. We recorded the cash received as Equity earnings from Laramie Energy, LLC on our consolidated statements of operations because the carrying value of our investment in Laramie Energy was zero at the time of such distribution.
Effective February 21, 2023, and concurrent with Laramie’s entry into the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At December 31, 2023, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $71.7 million.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Year Ended December 31,
2023
Beginning balance	$—
Equity earnings (losses) from Laramie Energy	19,471
Accretion of basis difference	5,514
Distribution received	(10,706)
Ending balance	$14,279

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
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
On June 1, 2023, we completed the Billings Acquisition for a total purchase price of approximately $625.4 million, including acquired working capital, consisting of a cash deposit of $30.0 million paid on October 20, 2022 upon execution of the Purchase Agreement and $595.4 million paid at closing on June 1, 2023. The Company funded the Billings Acquisition with cash on hand and borrowings from the ABL Credit Facility (as defined in Note 14—Debt).
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
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the first part of 2024. The primary areas of the purchase price allocation that are not finalized as of December 31, 2023 relate to property, plant, and equipment and the environmental liabilities. During the year ended December 31, 2023, immaterial purchase price allocation adjustments were recorded related to working capital. Any final valuation adjustments could change the fair values assigned to the assets acquired and liabilities assumed, resulting in a change to our consolidated financial statements, which could be material.
We incurred $10.4 million and $3.4 million of acquisition costs related to the Billings Acquisition for the year ended December 31, 2023 and 2022, respectively. These costs are included in Acquisition and integration costs on our consolidated statements of operations.
We assumed certain environmental liabilities associated with the Billings Acquisition, including costs related to hazardous waste corrective measures, ground and surface water sampling and monitoring. We expect to incur these costs over a 20 to 30 year period.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The results of operations of the Montana refinery, newly acquired logistics assets in the Rockies region, and YELP and YPLC equity investments were included in our results beginning on June 1, 2023. For the year ended December 31, 2023, our results of operations included revenues of $1.5 billion, and net income of $57.9 million, related to these assets. The following unaudited pro forma financial information presents our consolidated revenues and net income as if the Billings Acquisition had been completed on January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues	$9,172,821	$10,033,522
Net income	847,740	419,441
These pro forma results were based on estimates and assumptions that we believe are reasonable. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Billings Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Pro forma adjustments include (i) incremental depreciation resulting from the estimated fair value of property, plant, and equipment acquired, (ii) transaction costs which were shifted from the year ended December 31, 2023 to the year ended December 31, 2022, (iii) elimination of historical transactions between Par and the Montana assets, and (iv) incremental income tax expense at Par’s effective income tax rate, adjusted for non-recurring items, on the pre-tax pro forma results.
Northwest Retail Expansion
On December 2, 2022, we purchased three retail stores in Washington, for total consideration of $5.5 million (the “Northwest Retail Expansion”). We accounted for the Northwest Retail Expansion as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Of the total purchase price of $5.5 million, $2.0 million was allocated to property, plant, and equipment, $0.8 million was allocated to lease valuation, and $0.5 million was allocated to inventory. We recognized $2.1 million in goodwill attributable to opportunities expected to arise from expanding our operations. During the year ended December 31, 2023, $50 thousand of the 2022 purchase payment was refunded to us; the refund was accounted for as a reduction of goodwill. We incurred $0.3 million of acquisition costs related to the Northwest Retail Expansion for the year ended December 31, 2022. These costs are included in Acquisition and integration costs on our consolidated statement of operations.
Note 6—Revenue Recognition
As of December 31, 2023 and 2022, receivables from contracts with customers were $311.1 million and $242.5 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $15.2 million and $11.5 million as of December 31, 2023 and 2022, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$2,689,350	$—	$438,058
Distillates (1)	3,412,819	—	49,651
Other refined products (2)	1,718,961	—	—
Merchandise	—	—	101,529
Transportation and terminalling services	—	260,779	—
Other revenue	148,350	—	3,242
Total segment revenues (3)	$7,969,480	$260,779	$592,480

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021

Year Ended December 31, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,999,065	$—	$428,959
Distillates (1)	3,139,807	—	46,392
Other refined products (2)	1,890,813	—	—
Merchandise	—	—	91,289
Transportation and terminalling services	—	198,821	—
Other revenue	16,375	—	3,566
Total segment revenues (3)	$7,046,060	$198,821	$570,206

Year Ended December 31, 2021	Refining	Logistics	Retail
Product or service:
Gasoline	$1,472,335	$—	$333,396
Distillates (1)	1,927,851	—	27,057
Other refined products (2)	1,065,555	—	—
Merchandise	—	—	92,004
Transportation and terminalling services	—	184,734	—
Other revenue	5,370	—	3,959
Total segment revenues (3)	$4,471,111	$184,734	$456,416
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, and asphalt.
(3)Refer to Note 23—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 7—Inventories
Inventories at December 31, 2023 and 2022 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
December 31, 2023
Crude oil and feedstocks	$175,307	$168,549	$343,856
Refined products and blendstock	358,236	133,684	491,920
Warehouse stock and other (2)	324,619	—	324,619
Total	$858,162	$302,233	$1,160,395
December 31, 2022
Crude oil and feedstocks	$112,082	$265,536	$377,618
Refined products and blendstock	188,040	168,624	356,664
Warehouse stock and other (2)	307,701	—	307,701
Total	$607,823	$434,160	$1,041,983
_________________________________________________________
(1)Please read Note 12—Inventory Financing Agreements for further information.
(2)Includes $237.6 million and $258.2 million of RINs and environmental credits, reported at the lower of cost or NRV, as of December 31, 2023 and 2022, respectively. Our renewable volume obligation and other gross environmental credit obligations of $286.9 million and $549.8 million, are included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Inventories valued on the LIFO method were approximately 26% and 22% of total inventories at December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, there was no reserve for the lower of cost or net

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
realizable value of inventory. As of December 31, 2023 and December 31, 2022, the current replacement cost exceeded the LIFO inventory carrying value by approximately $36.1 million and $46.4 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Advances to suppliers for crude purchases	$65,531	$—
Collateral posted with broker for derivative instruments (1)	21,763	40,788
Billings Acquisition deposit (2)	—	30,000
Prepaid insurance	20,235	15,639
Derivative assets	43,356	—
Prepaid environmental credits	20,756	—
Other	10,764	5,616
Total	$182,405	$92,043
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 15—Derivatives for further information.
(2)Please read Note 5—Acquisitions for further discussion.
Note 9—Property, Plant, and Equipment and Impairment of Long-Lived Assets
Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$194,623	$153,804
Buildings and equipment (1)	1,361,828	1,050,898
Other (1)	21,350	19,865
Total property, plant, and equipment	1,577,801	1,224,567
Less accumulated depreciation and amortization	(478,413)	(388,733)
Property, plant, and equipment, net	$1,099,388	$835,834
______________________________________________________
(1)Please read Note 17—Leases for further disclosures and information on finance leases.
Depreciation and finance lease amortization expense was approximately $94.0 million, $75.0 million, and $77.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Par West refinery was idled in the first quarter of 2020 due to the reduction in demand resulting from the COVID-19 global pandemic’s effect on the economy. Pursuant to GAAP accounting guidelines, this refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. For the year ended December 31, 2021, we recorded additional impairment charges of $0.2 million in Impairment expense on our consolidated statement of operations related to this idling. Please read Note 16—Fair Value Measurements for additional information.
For the year ended December 31, 2021, we recorded $1.7 million of Impairment expense on our consolidated statement of operations related to the impairment of a separate capital project. For the years ended December 31, 2022 and 2023, no such impairment was recorded.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Note 10—Asset Retirement Obligations
Our asset retirement obligations (“AROs”) are primarily related to the removal of underground storage tanks and the removal of brand signage at owned and leased retail sites which are legally required, whether by government action or contractual arrangement. The table below summarizes the changes in our recorded AROs (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$15,375	$14,414	$10,636
Accretion expense	965	934	873
Revision in estimate	—	116	3,602
Liabilities settled during period	—	(89)	(697)
Ending balance	$16,340	$15,375	$14,414
Note 11—Goodwill and Intangible Assets
During the years ended December 31, 2023, 2022, and 2021, the change in the net carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2021	$127,997
Divestitures	(735)
Balance at December 31, 2021	127,262
Acquisition (1)	2,120
Divestitures	(57)
Balance at December 31, 2022	129,325
Divestitures (2)	(50)
Balance at December 31, 2023	$129,275
________________________________________________________
(1)Please read Note 5—Acquisitions for further discussion.
(2)In December 2022, we purchased three retail stores in Washington. $50 thousand of the 2022 payment was refunded to us in 2023; the refund was accounted for as a reduction of goodwill. Please read Note 5—Acquisitions for further discussion.

The gross carrying value of goodwill was $202.9 million as of December 31, 2021, $205.0 million as of December 31, 2022, and $205.0 million as of December 31, 2023. As of December 31, 2021, 2022, and 2023, we had cumulative charges related to divestitures of $75.6 million, $75.7 million, and $75.8 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
    Intangible assets consisted of the following (in thousands):

	December 31,
	2023	2022
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Other	261	261
Total intangible assets	38,592	38,592
Accumulated amortization:
Trade name and trademarks	(5,470)	(5,383)
Customer relationships	(22,204)	(19,632)
Other	—	—
Total accumulated amortization	(27,674)	(25,015)
Net:
Trade name and trademarks	797	884
Customer relationships	9,860	12,432
Other	261	261
Total intangible assets, net	$10,918	$13,577
Amortization expense was approximately $2.7 million for each of the years ended December 31, 2023, 2022, and 2021. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2024	$1,400
2025	979
2026	979
2027	979
2028	979
Thereafter	5,602
$10,918
Note 12—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	December 31,
	2023	2022
Supply and Offtake Agreement	$594,362	$732,511
Washington Refinery Intermediation Agreement	—	160,554
LC Facility due 2024	—	—
Obligations under inventory financing agreements	$594,362	$893,065
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
For the Years Ended December 31, 2023, 2022, and 2021
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
The Supply and Offtake Agreement expires May 31, 2024 (as extended, the “Expiration Date”). Under the Supply and Offtake Agreement, we would have been subject to an early termination fee if we terminated the Supply and Offtake Agreement prior to May 31, 2023. Following the expiration or termination of the agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices. Under the Supply and Offtake Agreement, Par Hawaii Refining, LLC (“PHR”) is required to maintain minimum liquidity of not less than $15 million for any three consecutive business days, with at least $15 million of such liquidity consisting of cash and cash equivalents.
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
Under the Supply and Offtake Agreement, we pay or receive certain fees from J. Aron based on changes in market prices over time. In 2021 and 2022, we entered into multiple contracts to fix certain market fees for the period from January 2022 through May 2022 for $8.7 million. For the year ended December 31, 2023, we did not enter into any contracts to fix market fees related to our Supply and Offtake Agreement. The amount due to or from J. Aron is recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We did not recognize any fixed market fees due for the year ended December 31, 2023. We recognized fixed market fees of $8.8 million

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
and $13.5 million for the years ended December 31, 2022, and 2021, respectively, which were included in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
LC Facility due 2024
On July 26, 2023, PHR, as borrower, the lenders and letter of credit issuing banks party thereto (collectively, the “LC Facility Lenders”), MUFG Bank, Ltd., as administrative agent (the “LC Facility Agent”), sub-collateral agent, joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”), entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agree, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit in the maximum available amount of $120.0 million in the aggregate (the “LC Facility”) with the right to request an increase up to $350.0 million in the aggregate, subject to certain conditions. Letters of credit issued under the LC Facility are intended to finance and provide credit support for certain of PHR’s purchases of crude oil. In addition, revolving credit loans may be used to pay suppliers. The LC Facility will mature on July 25, 2024, unless the obligations are accelerated and the maximum credit limits of the LC Facility Lenders are terminated prior to such date.
The revolving credit loans under the LC Facility bear interest at a 1) SOFR rate plus the applicable margin of 2.5%, 2) cost of funds rate plus applicable margin of 2.5% or 3) alternate base rate plus 1.5%, as more particularly described in the LC Facility Agreement.
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
On October 4, 2023, PHR, and Par Petroleum, LLC, obtained the written consent from the lenders party to the LC Facility to permit the Second Amendment to ABL Credit Facility (as defined in Note 14—Debt) and to amend certain defined terms or provisions in the ABL Credit Facility, pursuant to that certain Limited Consent to Uncommitted Credit Agreement dated as of October 3, 2023, among PHR, Par Petroleum, LLC, each of the lenders party thereto, LC Facility Agent, and U.S. Bank Trust Company, National Association, solely in its capacity as the collateral agent (the “Limited Consent”). Refer to Note 14—Debt for further information on the Second Amendment to ABL Credit Facility.
Washington Refinery Intermediation Agreement
Prior to December 31, 2023, we were party to the Washington Refinery Intermediation Agreement with MLC, which provided a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchased crude oil supplied from third-party suppliers and MLC provided credit support for such crude oil purchases. MLC’s credit support consisted of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil held title to all crude oil and refined products inventories at all times and pledged such inventories, together with all receivables arising from the sales of the same, exclusively to MLC.
On October 4, 2023, U.S. Oil entered into a wind-down and termination agreement (the “Wind-Down Agreement”) with MLC, which provided for the wind down of the respective obligations of MLC and U.S. Oil. Under the Wind-Down Agreement, in exchange for cash collateral provided by U.S. Oil to MLC, the payment of certain fees by U.S. Oil to MLC, and the satisfaction of other conditions precedent specified in the Wind-Down Agreement, MLC released all of its liens and security interests in all collateral, and MLC and U.S. Oil terminated the First Lien ISDA Agreement, Collateral Agreement, and all other guarantee and collateral documents, other than certain surviving obligations and certain other obligations which specifically continue under the terms of the Wind-Down Agreement. In connection with the Wind-Down Agreement, we recognized a termination fee of $1.5 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. The cash paid to settle the obligation is included in Payments for termination of inventory financing agreements in our consolidated statements of cash flows for the year ended December

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
31, 2023. As of December 31, 2023, there were no outstanding obligations under the Washington Refinery Intermediation Agreement.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	December 31,
	2023	2022
Discretionary Draw Facility
Outstanding borrowings (1)	$165,459	$204,843
Borrowing capacity	175,891	204,843
MLC receivable advances
Outstanding borrowings (1)	—	56,601
Borrowing capacity	—	56,601
LC Facility due 2024
Outstanding borrowings	—	—
Borrowing capacity	120,000	—

MLC issued letters of credit	—	115,001
LC Facility issued letters of credit	13,000	—
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
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$56,164	$100,610	$21,612
Interest expense and financing costs, net	7,149	6,150	3,015
Washington Refinery Intermediation Agreement
Inventory intermediation fees	2,250	3,000	3,236
Interest expense and financing costs, net	9,280	10,111	4,900
LC Facility due 2024
Interest expense and financing costs, net	1,667	—	—
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $13.5 million, $63.3 million, and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Supply and Offtake Agreement and, prior to its termination, the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 15—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Note 13—Other Accrued Liabilities

Other accrued liabilities at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and other employee benefits	$40,533	$27,815
Gross environmental credit obligations (1)	286,904	549,791
Derivative liabilities	27,725	10,989
Deferred revenue	15,220	11,457
Other	51,380	40,442
Total	$421,762	$640,494
______________________________________________________
(1)Please read Note 16—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $237.6 million and $258.2 million as of December 31, 2023 and 2022, respectively.
Note 14—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2023	2022
ABL Credit Facility due 2028	$115,000	$—
Term Loan Credit Agreement due 2030	545,875	—
7.75% Senior Secured Notes due 2025	—	281,000
Term Loan B Facility due 2026	—	203,125
12.875% Senior Secured Notes due 2026	—	31,314
Other long-term debt	4,746	—
Principal amount of long-term debt	665,621	515,439
Less: unamortized discount and deferred financing costs	(14,763)	(9,907)
Total debt, net of unamortized discount and deferred financing costs	650,858	505,532
Less: current maturities, net of unamortized discount and deferred financing costs	(4,255)	(10,956)
Long-term debt, net of current maturities	$646,603	$494,576
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2024	$6,138
2025	6,169
2026	6,201
2027	6,234
2028	121,269
Thereafter	519,610
Total	$665,621
As of December 31, 2023, we had $133.7 million in letters of credit outstanding under the ABL Credit Facility, as defined below. As of December 31, 2022, we had $19.5 million in letters of credit outstanding under the Prior ABL Credit Facility, as defined below. We had $56.2 million and $5.9 million in cash-collateralized letters of credit and surety bonds outstanding as of December 31, 2023 and December 31, 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
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
In accordance with ASC Topic 470, “Debt”, we accounted for the ABL Credit Facility as a debt modification and unamortized deferred financing costs/modification costs of $0.7 million were rolled into the ABL Credit Facility and will be amortized over the remaining term of the ABL Credit Facility.
On May 30, 2023, the ABL Credit Facility was amended (“ABL Credit Facility Billings Amendment”) in order to, among other things, increase the commitment amount by $450 million, adjust the borrowing base to account for the Billings Acquisition assets, and fund an escrow account to purchase a portion of the hydrocarbon inventory associated with the Billings Acquisition. Initially the ABL Credit Facility permitted the issuance of letters of credit of up to $65 million; with the ABL Credit Facility Billings Amendment this amount increased to $250 million.
On October 4, 2023, we entered into the Second Amendment to the ABL Credit Facility. The Second Amendment to the ABL Credit Facility provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $900 million, (ii) future incremental increases up to $400 million, (iii) the designation of U.S. Oil as a borrower under the ABL Credit Facility, (iv) the grant of a security interest in all or substantially all of the assets of each of U.S. Oil and certain affiliated entities’ to secure the obligations under the ABL Credit Facility, and (v) amendments to certain defined terms and provisions in the ABL Credit Facility agreement. As of December 31, 2023, the ABL Credit Facility had $115 million outstanding in revolving loans, and a borrowing base of approximately $603.7 million. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028.
The interest rates applicable to borrowings under the ABL Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a base rate, plus an applicable margin, or (ii) an Adjusted Term SOFR rate, plus an applicable margin. The initial applicable margin for borrowings under the ABL Credit Facility is 0.50% per annum with respect to base rate borrowings and 1.50% per annum with respect to SOFR borrowings, and the applicable margin for such borrowings after June 30, 2023 will be based on the our quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% per annum to 0.75% per annum with respect to base rate borrowings and from 1.25% per annum to 1.75% per annum with respect to SOFR borrowings. We also pay a de minimis fee for any undrawn amounts available under the ABL Credit Facility. The effective interest rate was 2.65% for the year ended December 31, 2023.
Under the ABL Credit Agreement, the applicable margins for the ABL Credit Facility and advances under the ABL Credit Facility are as specified below:

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). Pursuant to the Term Loan Credit Agreement, the Lenders made an initial senior secured term loan in the principal amount of $550.0 million at a price equal to 98.5% of its face value. The initial loan bears interest at SOFR, as defined below. The net proceeds were used to refinance our Term Loan B Facility and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and any remaining net proceeds were used for general corporate purposes. We recognized an aggregate of $2.8 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023.
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
Retail Property Term Loan
On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan. We recognized approximately $1.4 million of debt extinguishment costs related to our prepayment of the loan principal, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2021. The Retail Property Term Loan bore interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%.
7.75% Senior Secured Notes
On May 24, 2022, and July 14, 2022, we repurchased and cancelled $5.0 million and $10.0 million in aggregate principal amounts of the 7.75% Senior Secured Notes at repurchase prices of 97.50% and 95.00%, respectively, of the aggregate principal amount of notes repurchased. We recognized aggregate discounts of $0.6 million and incurred aggregate debt extinguishment costs of $0.2 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2022. On February 28, 2023, we repurchased and cancelled $260.6 million in aggregate principal amount of the 7.75% Senior Secured Notes at a repurchase price of 102.12% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 7.75% Senior Secured Notes at a repurchase price of 101.94% of the aggregate principal amount repurchased. In connection with the termination of the 7.75% Senior Secured Notes, we recognized debt extinguishment costs of $5.9 million associated with debt repurchase premiums and $3.4 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. Our 7.75% Senior Secured Notes bore interest at a rate of 7.75% per year (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018).
Term Loan B Facility
On February 28, 2023, we terminated and repaid all amounts outstanding under the Term Loan B Facility. We recognized debt extinguishment costs of $1.7 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. The Term Loan B Facility bore interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Term Loan B Facility) plus an applicable margin of 5.75%. In addition to the quarterly interest payments, the Term Loan B Facility required quarterly principal payments of $3.1 million.
12.875% Senior Secured Notes
On June 14, 2021, we redeemed $36.8 million aggregate principal amount of 12.875% Senior Secured Notes at a redemption price of 112.875% of the aggregate principal amount of the notes redeemed, plus the accrued and unpaid interest as of the redemption date. On the redemption date, we paid a premium of approximately $4.7 million and incurred additional debt extinguishment costs of $1.9 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2021. We repurchased and cancelled $13.9 million and $21.7 million in aggregate principal amount of 12.875% Senior Secured Notes on May 16, 2022 and May 27, 2022, respectively, at a repurchase price of 111.25% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. On June 13, 2022, we repurchased an additional $1.3 million in aggregate principal amount of the notes at a repurchase price of 111.00% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. We paid premiums of approximately $4.1 million upon repurchases of the 12.875% Senior Secured Notes during the year ended December 31, 2022 and incurred aggregate debt extinguishment costs of $1.6 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2022. On February 28, 2023, we repurchased and cancelled $29 million in aggregate principal amount of the 12.875% Senior Secured Notes at a repurchase price of 109.044% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 12.875% Senior Secured Notes at a repurchase price of 108.616% of the aggregate principal amount repurchased. In connection with the termination of the 12.875% Senior Secured Notes, we recognized debt extinguishment costs of $2.8 million associated with debt repurchase premiums and $1.1 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. The 12.875% Senior Secured Notes bore interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021).
Other long-term debt
On June 7, 2023, we entered into two promissory notes with a third-party lender to acquire land in Kahului, Hawaii, and Hilo, Hawaii totaling $5.1 million. The notes bear interest at a fixed rate of 4.625% per annum and are payable on the first day of each month, commencing on July 1, 2023, until maturity. The promissory notes are unsecured and mature on June 7, 2030.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2023, we were in compliance with all of our debt instruments.
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
For the Years Ended December 31, 2023, 2022, and 2021
Note 15—Derivatives
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
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreement. Our Washington Refinery Intermediation Agreement contained forward purchase obligations for certain volumes of crude oil and refined products that are required to be settled at market prices on a monthly basis. We have determined that these obligations under the Supply and Offtake Agreement contain embedded derivatives. As such, we have accounted for these embedded derivatives at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
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
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 16—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
Our open futures and OTC swaps expire in March 2025. At December 31, 2023, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	27,604	(28,104)	(500)
Swaps	36,051	(41,790)	(5,739)
Total	63,655	(69,894)	(6,239)
At December 31, 2023, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of December 31, 2023:

Total open option collars	1,394
Weighted-average strike price - floor (in dollars)	$61.69
Weighted-average strike price - ceiling (in dollars)	$82.97
Earliest commencement date	January 2024
Furthest expiry date	September 2024
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, LC Facility, Term Loan Credit Agreement, and the Supply and Offtake Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of December 31, 2023. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. We pay variable interest quarterly until the three month SOFR reaches the floor. If the three month SOFR is between the floor and the cap, no payment is due to either party. If the three month SOFR is greater than the cap, the counterparty pays us. The interest rate collar transaction expires on May 31, 2026. As of December 31, 2022, we did not hold any interest rate derivative instruments.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
As of December 31, 2020, we had entered into an interest rate swap at an average fixed rate of 3.91% in exchange for the floating interest rate on the notional amounts due under the Retail Property Term Loan. This swap was set to expire on May 31, 2026, the maturity date of the Retail Property Term Loan. On February 23, 2021, we terminated and repaid all amounts outstanding under the Retail Property Term Loan and the related interest rate swap.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2023 and 2022 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2023	2022
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$43,356	$495
Commodity derivatives (2)	Other accrued liabilities	(530)	(10,989)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(392)	(12,156)
MLC terminal obligation derivative	Obligations under inventory financing agreements	—	14,435
Interest rate derivatives	Other liabilities	(821)	—
_________________________________________________________
(1)Does not include cash collateral of $21.8 million and $40.8 million recorded in Prepaid and other current assets as of December 31, 2023, and December 31, 2022, respectively, and $9.5 million in Other long-term assets as of both December 31, 2023 and December 31, 2022.
(2)Does not include $27.2 million recorded in Other accrued liabilities as of December 31, 2023 related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2023	2022	2021
Commodity derivatives	Cost of revenues (excluding depreciation)	$(16,701)	$(65,814)	$(22,417)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	11,764	2,995	5,646
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	(34,149)	(49,636)	(73,256)
Interest rate derivatives	Interest expense and financing costs, net	(821)	—	104

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Note 16—Fair Value Measurements
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
_________________________________________________________
(1)Current assets acquired and liabilities assumed were recorded at their net realizable value. Other long-term assets includes preliminary costs for future turnarounds that were recently incurred and were recorded at their fair value.
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
Equity Method Investments
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
Par West Refinery
Pursuant to GAAP accounting guidelines, the Par West refinery was deemed abandoned in the fourth quarter of 2020 due to the following factors: the idling of the assets for more than an insignificant amount of time, the significant cost to restart the refinery, and a lack of a current plan or timeline to restart the refinery. Given the lack of alternative uses of the Par West refinery assets, we impaired all assets that are not expected to be used as part of our ongoing refining operations in Hawaii

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
down to their salvage value, which is immaterial. For the year ended December 31, 2021, we recorded $0.2 million of Impairment expense on our consolidated statement of operations related to this idling.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative instruments
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase obligation is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average of $13.75 per barrel, and range from a discount of $7.74 per barrel to a premium of $36.07 per barrel as of December 31, 2023. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2023 or 2022. Please read Note 15—Derivatives for further information on derivatives.
Gross Environmental credit obligations
During the quarter ended December 31, 2023, we had a change in estimate in our valuation of our gross environmental credit obligations, due to the settlement of all outstanding prior period environmental credit obligations. Beginning in the fourth quarter of 2023, the portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period and classified as Level 2 instruments as we obtain the pricing inputs for the RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 18—Commitments and Contingencies for further information on the EPA regulations related to greenhouse gases and our environmental credit obligations.
Financial Statement Impact
    Fair value amounts by hierarchy level as of December 31, 2023 and 2022 are presented gross in the tables below (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$100,074	$175,191	$—	$275,265	$(231,909)	$43,356

Liabilities
Commodity derivatives	$(92,417)	$(140,022)	$—	$(232,439)	$231,909	$(530)
J. Aron repurchase obligation derivative	—	—	(392)	(392)	—	(392)
Interest rate derivatives (3)	—	(821)	—	(821)	—	(821)
Gross environmental credit obligations (2), (3)	—	(54,245)	—	(54,245)	—	(54,245)
Total	$(92,417)	$(195,088)	$(392)	$(287,897)	$231,909	$(55,988)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021

	December 31, 2022
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$161,541	$8,369	$—	$169,910	$(169,415)	$495

Liabilities
Commodity derivatives	$(172,529)	$(7,875)	$—	$(180,404)	$169,415	$(10,989)
J. Aron repurchase obligation derivative	—	—	(12,156)	(12,156)	—	(12,156)
MLC terminal obligation derivative	—	—	14,435	14,435	—	14,435
Gross environmental credit obligations (2)	—	(549,791)	—	(549,791)	—	(549,791)
Total	$(172,529)	$(557,666)	$2,279	$(727,916)	$169,415	$(558,501)
_________________________________________________________
(1)Does not include cash collateral of $31.3 million and $50.3 million as of December 31, 2023 and 2022, respectively, included within Prepaid and other current assets and Other long-term assets on our consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $237.6 million and $258.2 million presented as Inventories on our consolidated balance sheet and stated at the lower of cost and net realizable value as of December 31, 2023 and 2022, respectively.
(3)Does not include environmental liabilities of $232.7 million, satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits. included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2023.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$2,279	$(37,321)	$(30,958)
Settlements	19,714	86,242	61,247
Total gains (losses) included in earnings (1)	(22,385)	(46,642)	(67,610)
Balance, end of period	$(392)	$2,279	$(37,321)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$115,000	$115,000
LC Facility due 2024 (2)	—	—
Term Loan Credit Agreement due 2030 (1)	531,112	545,875
Other long-term debt (1)	4,746	4,387

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021

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
(2)The fair value measurements of the ABL Credit Facility, LC Facility, and the Prior ABL Credit Facility are considered Level 3 measurements in the fair value hierarchy.
(3)The 7.75% Senior Secured Notes, Term Loan B Facility, and 12.875% Senior Secured Notes were fully repaid in 2023, please read Note 14—Debt for more information.
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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of December 31, 2023. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximated their carrying value due to their short-term nature.
Note 17—Leases
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our ROU assets and liabilities as of December 31, 2023 and 2022 and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Finance	Property, plant, and equipment	$28,264	$21,150
Finance	Accumulated amortization	(12,212)	(10,308)
Finance	Property, plant, and equipment, net	16,052	10,842
Operating	Operating lease right-of-use assets	346,454	350,761
Total right-of-use assets		$362,506	$361,603

Liabilities
Current
Finance	Other accrued liabilities	$1,820	$1,782
Operating	Operating lease liabilities	72,833	66,081
Long-term
Finance	Finance lease liabilities	12,438	6,311
Operating	Operating lease liabilities	282,517	292,701
Total lease liabilities		$369,608	$366,875

Weighted-average remaining lease term (in years)
Finance		11.02	5.60
Operating		8.67	9.00
Weighted-average discount rate
Finance		8.04%	7.38%
Operating		7.24%	7.10%
The following table summarizes the lease costs recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease cost type	2023	2022	2021
Finance lease cost
Amortization of finance lease ROU assets	$1,906	$1,917	$1,913
Interest on lease liabilities	636	619	655
Operating lease cost	98,928	89,591	91,882
Variable lease cost	9,246	5,478	6,716
Short-term lease cost	13,500	8,575	1,013
Net lease cost	$124,216	$106,180	$102,179

Operating lease income (1)	$(14,908)	$(11,030)	$(3,149)
_________________________________________________________
(1)At December 31, 2023 and 2022, Property, plant, and equipment, net associated with leased assets was approximately $9.5 million and $9.2 million, respectively. The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
Lease type	2023	2022	2021
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,693	$1,620	$1,914
Operating cash flows from finance leases	631	614	658
Operating cash flows from operating leases	98,416	85,681	89,677
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	7,896	594	1,936
ROU assets obtained in exchange for new operating lease liabilities	72,219	64,567	97,011
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	1,439	32,902	6,847
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2023 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2024	$3,414	$93,583	$96,997
2025	2,668	63,897	66,565
2026	2,222	57,383	59,605
2027	2,027	56,067	58,094
2028	1,206	52,023	53,229
Thereafter	9,856	134,526	144,382
Total lease payments	21,393	457,479	478,872
Less amount representing interest	(7,135)	(102,129)	(109,264)
Present value of lease liabilities	$14,258	$355,350	$369,608

Additionally, we have $22.5 million in future undiscounted cash flows for operating leases and no future undiscounted cash flows for finance leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
Sale-Leaseback Transaction
On February 11, 2021, Par Hawaii, LLC (“PHL”) and Par Hawaii Property Company, LLC (collectively, the “Sellers”), both our wholly owned subsidiaries, entered into a Purchase Agreement and Escrow Instructions with MDC Coast HI 1, LLC, a subsidiary of Realty Income Corporation (the “Buyer”), and Fidelity National Title Insurance Company, pursuant to which the Sellers and Buyer agreed to consummate a sale-leaseback transaction (the “Sale-Leaseback Transactions”). Under the terms of the Purchase Agreement, the Sellers agreed to sell to the Buyer a total of twenty-two (22) retail convenience store/fuel station properties located in Hawaii (the “Sale-Leaseback Properties”) for an aggregate cash purchase price of $112.8 million, net of transaction fees.
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
For the Years Ended December 31, 2023, 2022, and 2021
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
Note 18—Commitments and Contingencies
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
requirements under the Consent Decree. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2023, we have accrued $14.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline or by purchasing renewable credits, referred to as RINs, to maintain compliance. During the year ended December 31, 2023, we settled all of our 2020, 2021, and 2022 RVO liabilities, which resulted in a gain of $102.1 million associated with the difference between the carrying value of the RINs retired and the market value of the RVO settled. This gain is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
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
For the Years Ended December 31, 2023, 2022, and 2021
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
Major Customers
We sell a variety of refined products to a diverse customer base. For each of the years ended December 31, 2023, 2022, and 2021, we had one customer in our refining segment that accounted for 13%, 17%, and, 13%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2023, 2022, and 2021.
Note 19—Stockholders’ Equity
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
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal and state laws. The share repurchase program does not have

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
a specified end date and may be limited or terminated at any time without prior notice. During the years ended December 31, 2023 and 2022, 1,841 thousand and 420 thousand shares were repurchased under this share repurchase program for a total of $62.1 million and $5.8 million, respectively. The repurchased shares were retired by the Company upon receipt. As of December 31, 2023, there was $181.8 million of authorization remaining under this share repurchase program.
Incentive Plans
Our incentive compensation plans are described below.
    Long Term Incentive Plan
Under the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”), as amended and restated, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, and performance restricted stock units to directors and other employees or those of our subsidiaries. The maximum number of shares that may be granted under the LTIP is 9.0 million shares of common stock. At December 31, 2023, 3.0 million shares were available for future grants and awards under the LTIP.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2023	2022	2021
Restricted Stock Awards	$7,774	$5,172	$4,657
Restricted Stock Units	1,931	1,451	1,356
Stock Option Awards	1,637	2,540	1,939
Employee Stock Purchase Plan
Under the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 800 thousand shares of common stock. At December 31, 2023, 374 thousand shares remained available under the ESPP.
During each of the years ended December 31, 2023, 2022, and 2021, we recognized $0.3 million of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. During the years ended December 31, 2023, 2022, and 2021, employees purchased 61 thousand, 67 thousand, and 85 thousand shares under the ESPP, respectively.
Management Stock Purchase Plan
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2023, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
Restricted Stock Awards and Restricted Stock Units
The following tables summarize our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2022	794	$16.24
Granted	428	26.30
Vested	(375)	17.81
Forfeited	(21)	19.20
Unvested balance at December 31, 2023	826	$20.90

	Years Ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value per share of restricted stock awards and restricted stock units granted (in dollars)	$26.30	$15.27	$16.38
Fair value of restricted stock awards and restricted stock units vested	$6,677	$5,718	$4,370

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
As of December 31, 2023 and 2022, there were approximately $11.4 million and $8.8 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.46 years and 1.69 years, respectively.
Performance Restricted Stock Units
The following tables summarize our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2022	113	$16.78
Granted	90	27.47
Vested	(36)	19.17
Forfeited	—	—
Unvested balance at December 31, 2023	167	$22.03

	Years Ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value per share of performance restricted stock units granted (in dollars)	$27.47	$14.91	$16.52
Fair value of performance restricted stock units vested	$686	$1,343	$940
Performance restricted stock units are subject to certain annual performance targets based on three-year performance periods as defined by our Board. As of December 31, 2023 and 2022, there were approximately $2.0 million and $0.7 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.99 years and 1.69 years, respectively.
Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2022 and 2021 are presented below. There were no stock options granted in 2023.

	2022	2021
Expected life from date of grant (in years)	5.3	5.3
Expected volatility	55.4%	53.2%
Risk-free interest rate	1.83%	0.64%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2022	2,020	$17.92	4.3	$10,779
Issued	—	—
Exercised	(705)	19.68
Forfeited / canceled / expired	—	—
Outstanding balance at December 31, 2023	1,315	$16.97	4.1	$25,509
Exercisable, end of year	873	$17.60	3.2	$16,390
The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2022 and 2021, was $7.44, and $7.72, respectively. No options were granted during the year ended December 31, 2023.
As of December 31, 2023 and 2022, there were approximately $2.1 million and $3.7 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.40 years and 1.79 years, respectively.
Note 20—Benefit Plans
Defined Contribution Plans
We maintain defined contribution plans for our employees. All eligible employees may participate in our Par plan after thirty days of service. For all employees participating in the Par plan, excluding participating U.S. Oil union employees, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. Beginning in January 2021 and as part of cost reductions in response to the impact of the COVID-19 pandemic on our businesses, we temporarily suspended matching employee contributions for salaried employees with 2020 annual earnings in excess of the IRS highly compensated limit of $130,000. In January 2022, we resumed matching of all previously-suspended employee contributions. For the years ended December 31, 2023, 2022, and 2021, we made contributions to the plans totaling approximately $7.5 million, $5.2 million, and $3.1 million, respectively.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$41,367	$56,411
Service cost	494	821
Interest cost	2,044	1,538
Plan amendment	—	—
Actuarial loss (gain) (1)	1,362	(15,178)
Benefits paid	(1,980)	(2,225)
Curtailment	—	—
Projected benefit obligation as of the end of the period	$43,287	$41,367

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$40,639	$49,821
Actual return (loss) on plan assets	3,800	(6,957)
Employer contributions	—	—
Benefits paid	(1,980)	(2,225)
Fair value of plan assets as of the end of the period	$42,459	$40,639
____________________________________________________
(1)For the year ended December 31, 2023, the change in the actuarial loss was due to a decrease in the discount rate. For the year ended December 31, 2022, the change in the actuarial gain was due to an increase in the discount rate.
The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets and the funded status of our Benefit Plans is recorded within Other long-term assets on our consolidated balance sheets. The reconciliation of the funding status of our Benefit Plans of December 31, 2023 and 2022 was as follows:

	2023		2022
	WY Refining	U.S. Oil	WY Refining	U.S. Oil
Projected benefit obligation	$25,582	$17,705	$24,730	$16,637
Fair value of plan assets	22,219	20,240	21,940	18,699
Underfunded/(overfunded) status	$3,363	$(2,535)	$2,790	$(2,062)

Amounts recognized in consolidated balance sheet:
Non-current assets	$—	$2,535	$—	$2,062
Non-current liabilities	(3,363)	—	(2,790)	—
Net amount recorded	$(3,363)	$2,535	$(2,790)	$2,062

Gross amounts recognized in accumulated other comprehensive income (loss): (1)
Net actuarial gain (loss)	$4,546	$376	$5,243	$(318)
Total accumulated other comprehensive income (loss)	$4,546	$376	$5,243	$(318)
____________________________________________________
(1)For the years ended December 31, 2023 and 2022, we recognized an immaterial amount of service costs (credits) in accumulated other comprehensive income.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2023, 2022, and 2021 and net periodic benefit costs for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	4.95%	5.15%	2.85%
Rate of compensation increase	—%	—%	—%
U.S. Oil plan
Discount rate (1)	4.80%	5.00%	2.70%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	5.15%	2.85%	3.25%
Expected long-term rate of return (2)	6.20%	5.75%	5.75%
Rate of compensation increase	—%	—%	3.00%
U.S. Oil plan
Discount rate (1)	5.00%	2.70%	2.35%
Expected long-term rate of return (2)	6.00%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
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
The net periodic benefit cost (credit) for the years ended December 31, 2023, 2022, and 2021 includes the following components:

	2023	2022	2021
Components of net periodic benefit cost (credit):
Service cost	$494	$821	$1,140
Interest cost	2,044	1,538	1,538
Expected return on plan assets	(2,151)	(2,596)	(2,375)
Amortization of net loss	(244)	3	245
Amortization of prior service cost	(45)	—	—
Effect of curtailment	—	—	(2,032)
Net periodic benefit cost (credit)	$98	$(234)	$(1,484)
The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) on our consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021. The other components of net periodic benefit cost are included in Other income (expense), net on our consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2023 is as follows:

	Target	Actual
Asset category:
Equity securities	32%	23%
Debt securities	60%	62%
Real estate	8%	15%
Total	100%	100%
The weighted-average asset allocation for our U.S. Oil plan at December 31, 2023 is as follows:

	Target	Actual
Asset category:
Equity securities	56%	54%
Debt securities	43%	46%
Cash and Cash Equivalents	1%	—%
Total	100%	100%
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
We intend to make contributions in the amount of approximately $0.5 million to the Wyoming Refining plan and do not intend to make any contributions to the U.S. Oil plan during 2024. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2024	$2,393
2025	2,436
2026	2,664
2027	2,669
2028	2,737
Thereafter	13,698
$26,597

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Note 21—Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$728,642	$364,189	$(81,297)
Plus: Net income effect of convertible securities	—	—	—
Numerator for diluted income (loss) per common share	$728,642	$364,189	$(81,297)

Basic weighted-average common stock shares outstanding	60,035	59,544	58,268
Plus: dilutive effects of common stock equivalents (1)	979	339	—
Diluted weighted-average common stock shares outstanding	61,014	59,883	58,268

Basic income (loss) per common share	$12.14	$6.12	$(1.40)
Diluted income (loss) per common share	$11.94	$6.08	$(1.40)

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	27	234	925
Shares of stock options	129	1,868	2,386
Common stock equivalents using the if-converted method of settling the 5.00% Convertible Senior Notes (2)	—	—	1,230
________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the year ended December 31, 2021.
(2)We had no 5.00% Convertible Senior Notes outstanding for the years ended December 31, 2023 and 2022.
Note 22—Income Taxes
For the year ended December 31, 2023, we recorded an income tax benefit of $115.3 million primarily driven by a non-cash deferred tax benefit of $277.7 million related to the release of a majority of the valuation allowance against our federal net deferred tax assets, partially offset by deferred tax expense from net operating loss utilization and state tax expense. For the year ended December 31, 2022, we recorded an income tax expense of $0.7 million primarily driven by an increase in state taxable income. For the year ended December 31, 2021, we recorded an income tax expense of $1.0 million primarily driven by foreign withholding taxes.
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
In the fourth quarter of 2023, we analyzed projections for our future taxable income and the absence of objective negative evidence, such as a cumulative loss in recent years. As a result of this analysis we determined that we have sufficient

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
positive evidence to release a majority of the valuation allowance against our federal net deferred tax assets and recognized a non-cash deferred tax benefit of $277.7 million for the year ended December 31, 2023. We retain a partial valuation allowance on a foreign tax credit and certain state deferred tax assets primarily as a result of apportionment factors from minimal activity in certain states impacting assessed likelihood of future realizability. We will continue to reassess whether the balance of the valuation allowance is appropriate on a quarterly basis and, given the totality of the facts and circumstances, both positive and negative, will adjust the remaining valuation allowance in future periods if the evidence supports doing so.
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S.—Federal	$—	$—	$—
U.S.—State	10,883	362	26
Foreign	—	73	1,255
Deferred:
U.S.—Federal	(133,979)	236	(223)
U.S.—State	7,760	39	(37)
Total	$(115,336)	$710	$1,021
Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	0.1%	—%
Foreign taxes	—%	—%	(1.6)%
Change in valuation allowance related to current activity	(45.3)%	(21.3)%	(20.1)%
Permanent items	0.4%	0.4%	(0.6)%
Other	2.2%	—%	—%
Actual income tax rate	(18.8)%	0.2%	(1.3)%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$244,243	$308,457
Intangible assets	—	830
Environmental credit obligations	11,280	71,424
ROU Liabilities	87,686	89,879
Other	13,313	5,332
Total deferred tax assets	356,522	475,922
Valuation allowance	(52,755)	(330,456)
Net deferred tax assets	303,767	145,466
Deferred tax liabilities:
Inventory	2,681	5,891
Property and equipment	90,882	54,124
Intangible assets	511	—
ROU Assets	89,087	91,112
Total deferred tax liabilities	183,161	151,127
Total deferred tax assets (liabilities), net (1)	$120,606	$(5,661)
______________________________________________________
(1)As of December 31, 2023, deferred tax assets (liabilities), net, is included in Other long-term assets on our consolidated balance sheets. As of December 31, 2022, deferred tax assets (liabilities), net, is included in Other liabilities on our consolidated balance sheets.
We have NOL carryforwards as of December 31, 2023 of $0.9 billion for federal income tax purposes. If not utilized, approximately $0.7 billion of our NOL carryforwards will expire during 2030 through 2037. Approximately $0.2 billion of our NOL carryforwards do not expire. We do not have any unrecognized tax benefits as of December 31, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021
Note 23—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Logistics, (iii) Retail, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2023	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$7,969,480	$260,779	$592,480	$(590,784)	$8,231,955
Cost of revenues (excluding depreciation)	6,845,834	145,944	437,198	(590,867)	6,838,109
Operating expense (excluding depreciation)	373,612	24,450	87,525	—	485,587
Depreciation and amortization	81,017	25,122	11,462	2,229	119,830
Impairment expense	—	—	—	—	—
General and administrative expense (excluding depreciation)	—	—	—	91,447	91,447
Equity earnings from refining and logistics investments	(7,363)	(4,481)	—	—	(11,844)
Acquisition and integration costs	—	—	—	17,482	17,482
Par West redevelopment and other costs	—	—	—	11,397	11,397
Loss (gain) on sale of assets, net	219	—	(308)	30	(59)
Operating income (loss)	$676,161	$69,744	$56,603	$(122,502)	$680,006
Interest expense and financing costs, net					(72,450)
Debt extinguishment and commitment costs					(19,182)
Other expense, net					(53)
Equity earnings from Laramie Energy, LLC					24,985
Income before income taxes					613,306
Income tax benefit					115,336
Net income					$728,642

Total assets	$2,904,563	$530,214	$256,711	$172,462	$3,863,950
Goodwill	39,821	55,232	34,222	—	129,275
Capital expenditures	42,711	18,916	18,801	1,849	82,277
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $590.8 million for the year ended December 31, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021

For the year ended December 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$7,046,060	$198,821	$570,206	$(493,302)	$7,321,785
Cost of revenues (excluding depreciation)	6,332,694	109,458	428,712	(494,850)	6,376,014
Operating expense (excluding depreciation)	236,989	14,988	81,229	—	333,206
Depreciation and amortization	65,472	20,579	10,971	2,747	99,769
Impairment expense	—	—	—	—	—
General and administrative expense (excluding depreciation)	—	—	—	62,396	62,396
Acquisition and integration costs	—	—	—	3,663	3,663
Par West redevelopment and other costs	9,003	—	—	—	9,003
Loss (gain) on sale of assets, net	1	(253)	56	27	(169)
Operating income (loss)	$401,901	$54,049	$49,238	$(67,285)	$437,903
Interest expense and financing costs, net					(68,288)
Debt extinguishment and commitment costs					(5,329)
Gain on curtailment of pension obligation					—
Other income, net					613
Income before income taxes					364,899
Income tax expense					(710)
Net income					$364,189

Total assets	$2,580,298	$412,336	$244,233	$43,780	$3,280,647
Goodwill	39,821	55,232	34,272	—	129,325
Capital expenditures	31,967	12,094	7,652	1,312	53,025
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $493.3 million for the year ended December 31, 2022.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022, and 2021

For the year ended December 31, 2021	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$4,471,111	$184,734	$456,416	$(402,172)	$4,710,089
Cost of revenues (excluding depreciation)	4,306,371	96,828	337,476	(402,201)	4,338,474
Operating expense (excluding depreciation)	203,511	14,722	71,845	—	290,078
Depreciation and amortization	58,258	22,044	10,880	3,059	94,241
Impairment expense	1,838	—	—	—	1,838
General and administrative expense (excluding depreciation)	—	—	—	48,096	48,096
Acquisition and integration costs	—	—	—	87	87
Par West redevelopment and other costs	9,591	—	—	—	9,591
Loss (gain) on sale of assets, net	(19,659)	(19)	(45,034)	15	(64,697)
Operating income (loss)	$(88,799)	$51,159	$81,249	$(51,228)	$(7,619)
Interest expense and financing costs, net					(66,493)
Debt extinguishment and commitment costs					(8,144)
Gain on curtailment of pension obligation					2,032
Other expense, net					(52)
Loss before income taxes					(80,276)
Income tax expense					(1,021)
Net loss					$(81,297)

Total assets	$1,928,987	$398,182	$228,245	$14,837	$2,570,251
Goodwill	39,821	55,232	32,209	—	127,262
Capital expenditures	15,689	6,801	5,917	1,126	29,533
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $402.2 million for the year ended December 31, 2021.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$10,369	$2,547
Restricted cash	339	331
Total cash, cash equivalents, and restricted cash	10,708	2,878
Prepaid and other current assets	4,767	2,229
Due from subsidiaries	380,159	229,431
Total current assets	395,634	234,538
Property, plant, and equipment
Property, plant, and equipment	21,350	19,865
Less accumulated depreciation and amortization	(16,487)	(14,967)
Property, plant, and equipment, net	4,863	4,898
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,005	2,649
Investment in subsidiaries	1,070,518	487,943
Other long-term assets	726	723
Total assets	$1,478,746	$730,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,991	$4,176
Accrued taxes	—	47
Operating lease liabilities	—	787
Other accrued liabilities	947	511
Due to subsidiaries	128,922	77,420
Total current liabilities	134,860	82,941
Long-term liabilities
Operating lease liabilities	8,462	3,273
Total liabilities	143,322	86,214
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022, 59,755,844 shares and 60,470,837 shares issued at December 31, 2023 and December 31, 2022, respectively	597	604
Additional paid-in capital	860,797	836,491
Accumulated earnings (deficit)	465,856	(200,687)
Accumulated other comprehensive income (loss)	8,174	8,129
Total stockholders’ equity	1,335,424	644,537
Total liabilities and stockholders’ equity	$1,478,746	$730,751

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating expenses
Depreciation and amortization	$1,618	$2,131	$2,452
Loss (gain) on sale of assets, net	30	27	15
General and administrative expense (excluding depreciation)	29,258	17,882	12,435
Acquisition and integration costs	—	3,396	87
Total operating expenses	30,906	23,436	14,989
Operating loss	(30,906)	(23,436)	(14,989)

Other income (expense)
Interest expense and financing costs, net	(24)	(1)	(2,600)
Other income (expense), net	44	(20)	(33)
Equity in earnings (losses) from subsidiaries	759,528	388,008	(63,649)
Total other income (expense), net	759,548	387,987	(66,282)

Income (loss) before income taxes	728,642	364,551	(81,271)
Income tax benefit (expense)	—	(362)	(26)
Net income (loss)	$728,642	$364,189	$(81,297)

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$728,642	$364,189	$(81,297)
Other comprehensive income: (1)
Other post-retirement benefits income, net of tax	45	5,627	6,244
Total other comprehensive income, net of tax	45	5,627	6,244
Comprehensive income (loss)	$728,687	$369,816	$(75,053)
____________________________________________________
(1)Other comprehensive income relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$728,642	$364,189	$(81,297)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,618	2,131	2,452
Non-cash interest expense	—	—	1,364
Loss (gain) on sale of assets, net	30	27	15
Stock-based compensation	11,633	9,353	8,165
Equity in losses (income) of subsidiaries	(759,528)	(388,008)	63,649
Net changes in operating assets and liabilities:
Prepaid and other assets	(2,541)	13,436	1,318
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	1,113	2,651	(1,380)
Net cash provided by (used in) operating activities	(19,033)	3,779	(5,714)
Cash flows from investing activities:
Investments in subsidiaries	(76,000)	—	(146,056)
Distributions from subsidiaries	167,181	—	90,183
Capital expenditures	(1,849)	(1,311)	(1,126)
Due to (from) subsidiaries	(13,408)	5,645	29,752
Net cash provided by (used in) investing activities	75,924	4,334	(27,247)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	—	87,193
Proceeds from borrowings	—	—	12,364
Repayments of borrowings	—	(9,319)	(62,111)
Purchase of common stock for retirement	(67,821)	(7,834)	(2,145)
Exercise of stock options	17,129	6,444	58
Other financing activities, net	1,631	1,058	1,208
Net cash provided by (used in) financing activities	(49,061)	(9,651)	36,567
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,830	(1,538)	3,606
Cash, cash equivalents, and restricted cash at beginning of period	2,878	4,416	810
Cash, cash equivalents, and restricted cash at end of period	$10,708	$2,878	$4,416
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$—	$(3)	$(1,230)
Taxes	(5,902)	(15)	27
Non-cash investing and financing activities:
Accrued capital expenditures	$136	$372	$131
ROU assets obtained in exchange for new finance lease liabilities	—	—	—
ROU assets obtained in exchange for new operating lease liabilities	8,161	—	165
This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2024.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
Chief Executive Officer

By:	/s/ Shawn Flores
Shawn Flores
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on February 29, 2024.

Signature	Title

/s/ WILLIAM PATE	Chief Executive Officer and Director (Principal Executive Officer)
William Pate

/s/ WILLIAM MONTELEONE	President and Director
William Monteleone

/s/ SHAWN FLORES	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Shawn Flores

/s/ IVAN GUERRA	Chief Accounting Officer (Principal Accounting Officer)
Ivan Guerra

/s/ MELVYN N. KLEIN	Chairman Emeritus
Melvyn N. Klein

/s/ ROBERT S. SILBERMAN	Chairman of the Board of Directors
Robert S. Silberman

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ CURTIS ANASTASIO	Director
Curtis Anastasio

/s/ WALTER A. DODS, JR.	Director
Walter A. Dods, Jr.

/s/ KATHERINE HATCHER	Director
Katherine Hatcher

/s/ ANTHONY CHASE	Director
Anthony Chase

/s/ PHILIP DAVIDSON	Director
Philip Davidson

/s/ PATRICIA MARTINEZ	Director
Patricia Martinez

/s/ AARON ZELL	Director
Aaron Zell