Form 10-Q
period 2024-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2024-05-08
CIK 821483

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
For the quarterly period ended March 31, 2024

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

57,937,921 shares of Common Stock, $0.01 par value, were outstanding as of May 6, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$228,298	$279,107
Restricted cash	341	339
Total cash, cash equivalents, and restricted cash	228,639	279,446
Trade accounts receivable, net of allowances of $0.2 million and $0.2 million at March 31, 2024 and December 31, 2023, respectively	448,479	367,249
Inventories	1,133,069	1,160,395
Prepaid and other current assets	48,320	182,405
Total current assets	1,858,507	1,989,495
Property, plant, and equipment
Property, plant, and equipment	1,608,311	1,577,801
Less accumulated depreciation and amortization	(503,775)	(478,413)
Property, plant, and equipment, net	1,104,536	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	341,405	346,454
Refining and logistics equity investments	88,315	87,486
Investment in Laramie Energy, LLC	18,842	14,279
Intangible assets, net	10,254	10,918
Goodwill	129,275	129,275
Other long-term assets	220,542	186,655
Total assets	$3,771,676	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,226	$4,255
Obligations under inventory financing agreements	662,688	594,362
Accounts payable	436,188	391,325
Accrued taxes	36,792	40,064
Operating lease liabilities	68,841	72,833
Other accrued liabilities	239,027	421,762
Total current liabilities	1,447,762	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	635,283	646,603
Finance lease liabilities	13,375	12,438
Operating lease liabilities	283,099	282,517
Other liabilities	80,818	62,367
Total liabilities	2,460,337	2,528,526
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023, 59,070,467 shares and 59,755,844 shares issued at March 31, 2024 and December 31, 2023, respectively	590	597
Additional paid-in capital	872,954	860,797
Accumulated earnings	429,675	465,856
Accumulated other comprehensive income	8,120	8,174
Total stockholders’ equity	1,311,339	1,335,424
Total liabilities and stockholders’ equity	$3,771,676	$3,863,950

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$1,980,835	$1,685,209

Operating expenses
Cost of revenues (excluding depreciation)	1,747,478	1,289,020
Operating expense (excluding depreciation)	153,260	83,120
Depreciation and amortization	32,656	24,360
General and administrative expense (excluding depreciation)	41,755	19,286
Equity earnings from refining and logistics investments	(6,094)	—
Acquisition and integration costs	243	5,271
Par West redevelopment and other costs	1,971	2,750
Loss on sale of assets, net	51	—
Total operating expenses	1,971,320	1,423,807

Operating income	9,515	261,402

Other income (expense)
Interest expense and financing costs, net	(17,884)	(16,250)
Debt extinguishment and commitment costs	—	(17,720)
Other loss, net	(2,576)	(35)
Equity earnings from Laramie Energy, LLC	4,563	10,706
Total other expense, net	(15,897)	(23,299)

Income (loss) before income taxes	(6,382)	238,103
Income tax benefit (expense)	2,631	(213)
Net income (loss)	$(3,751)	$237,890

Income (loss) per share
Basic	$(0.06)	$3.96
Diluted	$(0.06)	$3.90
Weighted-average number of shares outstanding
Basic	58,992	60,111
Diluted	58,992	61,047

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$(3,751)	$237,890
Other comprehensive income (loss):
Other post-retirement benefits loss, net of tax	(54)	(11)
Total other comprehensive loss, net of tax	(54)	(11)
Comprehensive income (loss)	$(3,805)	$237,879

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$(3,751)	$237,890
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	32,656	24,360
Debt extinguishment and commitment costs	—	17,720
Non-cash interest expense	1,412	898
Deferred taxes	(2,631)	67
Loss on sale of assets, net	51	—
Stock-based compensation	16,410	2,317
Unrealized (gain) loss on derivative contracts	43,849	(13,670)
Equity earnings from Laramie Energy, LLC	(4,563)	(10,706)
Equity earnings from refining and logistics investments	(6,094)	—
Dividends received from refining and logistics investments	5,265	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(81,167)	(24,906)
Prepaid and other assets	90,745	21,084
Inventories	27,269	112,340
Deferred turnaround expenditures	(13,347)	—
Obligations under inventory financing agreements	65,883	(43,910)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(146,556)	(184,389)
Net cash provided by operating activities	25,431	139,095
Cash flows from investing activities:
Capital expenditures	(22,642)	(13,213)
Proceeds from sale of assets and other	10	50
Return of capital from Laramie Energy, LLC	—	10,706
Net cash used in investing activities	(22,632)	(2,457)
Cash flows from financing activities:
Proceeds from borrowings	527,000	541,750
Repayments of borrowings	(545,565)	(521,256)
Net borrowings on deferred payment arrangements and receivable advances	2,443	22,407
Payment of deferred loan costs	(3,377)	(4,210)
Purchase of common stock for retirement	(34,107)	(2,569)
Exercise of stock options	—	6,374
Payments for debt extinguishment and commitment costs	—	(8,742)
Net cash provided by (used in) financing activities	(53,606)	33,754
Net increase (decrease) in cash, cash equivalents, and restricted cash	(50,807)	170,392
Cash, cash equivalents, and restricted cash at beginning of period	279,446	494,926
Cash, cash equivalents, and restricted cash at end of period	$228,639	$665,318
Supplemental cash flow information:
Net cash paid for:
Interest	$(16,320)	$(20,042)
Taxes	(3,155)	(454)
Non-cash investing and financing activities:
Accrued capital expenditures	$20,313	$4,328
ROU assets obtained in exchange for new finance lease liabilities	1,544	731
ROU assets obtained in exchange for new operating lease liabilities	18,756	8,380
ROU assets terminated in exchange for release from finance lease liabilities	—	—
ROU assets terminated in exchange for release from operating lease liabilities	4,177	—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537
Stock-based compensation	340	—	2,317	—	—	2,317
Purchase of common stock for retirement	(81)	—	(3,114)	—	—	(3,114)
Exercise of stock options	300	6	6,368	—	—	6,374
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	237,890	—	237,890
Balance, March 31, 2023	61,030	$610	$842,062	$37,203	$8,118	$887,993

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424
Stock-based compensation	327	2	16,408	—	—	16,410
Purchase of common stock for retirement	(1,013)	(9)	(4,251)	(32,430)	—	(36,690)
Other comprehensive loss	—	—	—	—	(54)	(54)
Net loss	—	—	—	(3,751)	—	(3,751)
Balance, March 31, 2024	59,070	$590	$872,954	$429,675	$8,120	$1,311,339
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

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
As of March 31, 2024, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of March 31, 2024, through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three months ended March 31, 2024 or 2023.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$6,743	$4,999
Operating expense	18,825	12,404
General and administrative expense	473	502
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations, and reported as part of our refining segment. Please read Note 19—Segment Information for further information on our reporting segments. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.
The change in our equity investment in YELP is as follows (in thousands):

Three Months Ended March 31,
2024
Beginning balance	$59,824
Equity earnings from YELP	4,465
Depreciation of basis difference	(348)
Dividends received	(5,265)
Ending balance	$58,676
Yellowstone Pipeline Company

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

On June 1, 2023, we completed the Billings Acquisition and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations, and reported as part of our logistics segment. Please read Note 19—Segment Information for further information on our reporting segments.
The change in our equity investment in YPLC is as follows (in thousands):

Three Months Ended March 31,
2024
Beginning balance	$27,662
Equity earnings from YPLC	1,939
Accretion of basis difference	38
Ending balance	$29,639
Note 4—Investment in Laramie Energy
Laramie Energy
As of March 31, 2024, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $18.8 million and $14.3 million as of March 31, 2024 and December 31, 2023, respectively.
On February 21, 2023, Laramie Energy entered into a new term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of March 31, 2024 and December 31, 2023, the term loan had an outstanding balance of $160.0 million.
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
Effective February 21, 2023, and concurrent with the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At March 31, 2024, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $69.5 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Three Months Ended March 31,
2024
Beginning balance	$14,279
Equity earnings (losses) from Laramie Energy	2,949
Accretion of basis difference	1,614
Ending balance	$18,842

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

Note 5—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings”), entered into an equity and asset purchase agreement (as amended to include Par Rocky Mountain Midstream, LLC, the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, (ii) the Sellers’ 65% limited partnership equity interest in YELP, and (iii) the Sellers’ 40% equity interest in YPLC for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). On June 1, 2023, we completed the Billings Acquisition for a total purchase price of approximately $625.4 million, including acquired working capital, consisting of a cash deposit of $30.0 million paid on October 20, 2022, upon execution of the Purchase Agreement and $595.4 million paid at closing on June 1, 2023. The Company funded the Billings Acquisition with cash on hand and borrowings from the ABL Credit Facility (as defined in Note 11—Debt).
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
As of March 31, 2024, we finalized the Billings Acquisition purchase price allocation. We incurred $5.3 million of acquisition costs related to the Billings Acquisition for the three months ended March 31, 2023. These costs are included in Acquisition and integration costs on our condensed consolidated statements of operations.
We assumed certain environmental liabilities associated with the Billings Acquisition, including costs related to hazardous waste corrective measures, ground and surface water sampling and monitoring. We expect to incur these costs over a 20 to 30 year period.
The results of operations of the Montana refinery, newly acquired logistics assets in the Rockies region, and YELP and YPLC equity investments were included in our results beginning on June 1, 2023. The following unaudited pro forma financial

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

information presents our consolidated revenues and net income as if the Billings Acquisition had been completed on January 1, 2022 (in thousands):

Three Months Ended March 31,
2023
Revenues	$2,198,921
Net income	311,610
These pro forma results were based on estimates and assumptions that we believe are reasonable. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Billings Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Pro forma adjustments include (i) incremental depreciation resulting from the estimated fair value of property, plant, and equipment acquired, (ii) transaction costs which were shifted from the three months ended March 31, 2023 to the three months ended March 31, 2022 and (iii) elimination of historical transactions between Par and the Montana assets.
Note 6—Revenue Recognition
As of March 31, 2024 and December 31, 2023, receivables from contracts with customers were $373.1 million and $311.1 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $21.6 million and $15.2 million as of March 31, 2024 and December 31, 2023, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended March 31, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$647,186	$—	$103,293
Distillates (1)	832,797	—	11,180
Other refined products (2)	403,993	—	—
Merchandise	—	—	24,793
Transportation and terminalling services	—	71,842	—
Other revenue	42,640	—	868
Total segment revenues (3)	$1,926,616	$71,842	$140,134

Three Months Ended March 31, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$450,325	$—	$100,188
Distillates (1)	779,053	—	11,599
Other refined products (2)	385,609	—	—
Merchandise	—	—	22,828
Transportation and terminalling services	—	52,388	—
Other revenue	425	—	957
Total segment revenues (3)	$1,615,412	$52,388	$135,572
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 19—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

Note 7—Inventories
Inventories at March 31, 2024, and December 31, 2023, consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreement (1)	Total
March 31, 2024
Crude oil and feedstocks	$201,617	$211,821	$413,438
Refined products and blendstock	346,635	154,856	501,491
Warehouse stock and other (2)	218,140	—	218,140
Total	$766,392	$366,677	$1,133,069

December 31, 2023
Crude oil and feedstocks	$175,307	$168,549	$343,856
Refined products and blendstock	358,236	133,684	491,920
Warehouse stock and other (2)	324,619	—	324,619
Total	$858,162	$302,233	$1,160,395
________________________________________________________
(1)Please read Note 9—Inventory Financing Agreements for further information.
(2)Includes $128.7 million and $237.6 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of March 31, 2024 and December 31, 2023, respectively. Our renewable volume obligation and other gross environmental credit obligations of $134.5 million and $286.9 million, are included in Other accrued liabilities on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, there was no reserve for the lower of cost or net realizable value of inventory. As of March 31, 2024 and December 31, 2023, the current replacement cost exceeded the LIFO inventory carrying value by approximately $42.8 million and $36.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Advances to suppliers for crude purchases	$—	$65,531
Collateral posted with broker for derivative instruments (1)	5,855	21,763
Prepaid insurance	13,521	20,235
Derivative assets	16,230	43,356
Prepaid environmental credits	—	20,756
Other	12,714	10,764
Total	$48,320	$182,405
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 12—Derivatives for further information.
Note 9—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	March 31, 2024	December 31, 2023
Supply and Offtake Agreement	$662,688	$594,362
LC Facility due 2024	—	—
Obligations under inventory financing agreements	$662,688	$594,362

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

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
LC Facility due 2024
On July 26, 2023, PHR, as borrower, the lenders and letter of credit issuing banks party thereto (collectively, the “LC Facility Lenders”), MUFG Bank, Ltd., as administrative agent (the “LC Facility Agent”), sub-collateral agent, joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”), entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agree, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit. The LC Facility will mature on July 25, 2024, unless the obligations are accelerated and the maximum credit limits of the LC Facility Lenders are terminated prior to such date.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	March 31, 2024	December 31, 2023
Discretionary Draw Facility
Outstanding borrowings (1)	$167,902	$165,459
Borrowing capacity	169,765	175,891
MLC receivable advances
Outstanding borrowings (1)	—	—
Borrowing capacity	—	—
LC Facility due 2024
Outstanding borrowings	—	—
Borrowing capacity	120,000	120,000

MLC issued letters of credit	—	—
LC Facility issued letters of credit	—	13,000
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
For the Interim Periods Ended March 31, 2024 and 2023

The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended March 31,
	2024	2023
Net fees and expenses:
Supply and Offtake Agreement
Inventory intermediation fees (1)	$19,038	$13,999
Interest expense and financing costs, net	1,784	1,725
Washington Refinery Intermediation Agreement
Inventory intermediation fees (benefits)	$—	$750
Interest expense and financing costs, net	—	2,659
LC Facility due 2024
Interest expense and financing costs, net	$618	$—
___________________________________________________
(1)Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $8.8 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.
The Supply and Offtake Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 12—Derivatives for further information.
Note 10—Other Accrued Liabilities

Other accrued liabilities at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and other employee benefits	$19,998	$40,533
Environmental credit obligations (1)	134,493	286,904
Derivative liabilities	22,579	27,725
Deferred revenue	21,553	15,220
Other	40,404	51,380
Total	$239,027	$421,762
___________________________________________________
(1)Please read Note 13—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $128.7 million and $237.6 million as of March 31, 2024 and December 31, 2023, respectively.
Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2024	December 31, 2023
ABL Credit Facility due 2028	$105,000	$115,000
Term Loan Credit Agreement due 2030	544,500	545,875
Other long-term debt	4,589	4,746
Principal amount of long-term debt	654,089	665,621
Less: unamortized discount and deferred financing costs	(14,580)	(14,763)
Total debt, net of unamortized discount and deferred financing costs	639,509	650,858
Less: current maturities, net of unamortized discount and deferred financing costs	(4,226)	(4,255)
Long-term debt, net of current maturities	$635,283	$646,603

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

As of March 31, 2024 and December 31, 2023, we had $117.1 million and $133.7 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $56.4 million and $56.2 million in surety bonds outstanding as of March 31, 2024 and December 31, 2023, respectively.
    Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, in connection with the Billings Acquisition, we entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”). On March 22, 2024, we entered into the Third Amendment (the “Third Amendment”) to the ABL Credit Facility. The Third Amendment provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $1.4 billion, (ii) future incremental increases up to $400 million, (iii) the joinder of PHR to the ABL Credit Facility as a Borrower and (iv) certain other amendments to the ABL Credit Facility to permit a new intermediation facility in favor of PHR, in each case subject to the satisfaction of certain conditions set forth in the Third Amendment, including the termination of the Company’s existing intermediation agreement with J. Aron. We recorded deferred financing costs of $3.8 million related to the Third Amendment that will be amortized over the remaining term of the ABL Credit Facility. As of March 31, 2024, the ABL Credit Facility had $105 million outstanding in revolving loans, and a borrowing base of approximately $567.5 million.
Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). Pursuant to the Term Loan Credit Agreement, the Lenders made an initial senior secured term loan in the principal amount of $550.0 million at a price equal to 98.5% of its face value. The initial loan bears interest at Secured Overnight Financing Rate (“SOFR”). The net proceeds were used to refinance our existing Term Loan B Facility, repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and for general corporate purposes. We recognized an aggregate of $2.8 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three months ended March 31, 2023.
On April 8, 2024, we entered into Amendment No. 1 to Term Loan Credit Agreement; please read Note 20—Subsequent Events for further information.
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
For the Interim Periods Ended March 31, 2024 and 2023

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

Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2024, we were in compliance with all of our debt instruments.
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
Our open futures and over-the-counter (“OTC”) swaps expire in March 2025. At March 31, 2024, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	20,430	(21,630)	(1,200)
Swaps	23,726	(29,940)	(6,214)
Total	44,156	(51,570)	(7,414)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

At March 31, 2024, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of March 31, 2024:

Total open option collars	1,175
Weighted-average strike price - floor (in dollars)	$61.59
Weighted-average strike price - ceiling (in dollars)	$82.65
Earliest commencement date	April 2024
Furthest expiry date	December 2024
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, LC Facility, Term Loan Credit Agreement, and the Supply and Offtake Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of March 31, 2024. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. We pay variable interest quarterly until the three month SOFR reaches the floor. If the three month SOFR is between the floor and the cap, no payment is due to either party. If the three month SOFR is greater than the cap, the counterparty pays us. The interest rate collar transaction expires on May 31, 2026.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2024 and December 31, 2023, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2024	December 31, 2023
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$16,048	$43,356
Commodity derivatives (2)	Other accrued liabilities	(22,015)	(530)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(22,208)	(392)
Interest rate derivatives	Other long-term assets	23	—
Interest rate derivatives	Other liabilities	—	(821)
_________________________________________________________
(1)Does not include cash collateral of $5.9 million and $21.8 million recorded in Prepaid and other current assets as of March 31, 2024 and December 31, 2023, respectively, and $9.5 million in Other long-term assets as of both March 31, 2024 and December 31, 2023. Does not include $0.2 million recorded in Prepaid and other current assets as of March 31, 2024, related to realized derivatives receivable.
(2)Does not include $0.6 million and $27.2 million recorded in Other accrued liabilities as of March 31, 2024 and December 31, 2023, respectively, related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2024	2023
Commodity derivatives	Cost of revenues (excluding depreciation)	$(27,360)	$(624)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(21,816)	13,380
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	—	(17,023)
Interest rate derivatives	Interest expense and financing costs, net	844	—

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

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
(1)Current assets acquired and liabilities assumed were recorded at their net realizable value. Other long-term assets includes preliminary costs for future turnarounds that were recently incurred and were recorded at their net realizable values.
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivatives related to our J. Aron repurchase obligation is based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement. Such contractual differentials vary by location and by the type of product, have a weighted average premium of $9.46, and range from a discount of $6.99 per barrel to a premium of $36.46 per barrel as of March 31, 2024. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at March 31, 2024, or December 31, 2023. Please read Note 12—Derivatives for further information on derivatives.
Gross Environmental Credit Obligations
During the quarter ended December 31, 2023, we had a change in estimate in our valuation of our gross environmental credit obligations due to the settlement of all outstanding prior period environmental credit obligations. Beginning in the fourth quarter of 2023, the portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period and classified as Level 2 instruments as we obtain the pricing inputs for the RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 15—Commitments and Contingencies for further information on the U.S. Environmental Protection Agency (“EPA”) regulations related to greenhouse gases.
Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2024 and December 31, 2023, are presented gross in the tables below (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$160,737	$168,836	$—	$329,573	$(313,525)	$16,048
Interest rate derivatives	—	23	—	23	—	23
Total	$160,737	$168,859	$—	$329,596	$(313,525)	$16,071

Liabilities
Commodity derivatives	$(144,686)	$(190,854)	$—	$(335,540)	$313,525	$(22,015)
J. Aron repurchase obligation derivative	—	—	(22,208)	(22,208)	—	(22,208)
Gross environmental credit obligations (2) (3)	—	(13,439)	—	(13,439)	—	(13,439)
Total liabilities	$(144,686)	$(204,293)	$(22,208)	$(371,187)	$313,525	$(57,662)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

	December 31, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$100,074	$175,191	$—	$275,265	$(231,909)	$43,356

Liabilities
Commodity derivatives	$(92,417)	$(140,022)	$—	$(232,439)	$231,909	$(530)
J. Aron repurchase obligation derivative	—	—	(392)	(392)	—	(392)
Interest rate derivatives	—	(821)	—	(821)	—	(821)
Gross environmental credit obligations (2) (3)	—	(54,245)	—	(54,245)	—	(54,245)
Total liabilities	$(92,417)	$(195,088)	$(392)	$(287,897)	$231,909	$(55,988)
_________________________________________________________
(1)Does not include cash collateral of $15.4 million and $31.3 million as of March 31, 2024 and December 31, 2023, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $128.7 million and $237.6 million presented as Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of March 31, 2024 and December 31, 2023, respectively.
(3)Does not include environmental liabilities of $140.3 million and $232.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, at beginning of period	$(392)	$2,279
Settlements	—	(4,615)
Total losses included in earnings (1)	(21,816)	(3,643)
Balance, at end of period	$(22,208)	$(5,979)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$105,000	$105,000
LC Facility due 2024 (2)	—	—
Term Loan Credit Agreement due 2030 (1)	529,920	546,569
Other long-term debt (1)	4,589	4,310

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

	December 31, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$115,000	$115,000
LC Facility due 2024 (2)	—	—
Term Loan Credit Agreement due 2030 (1)	531,112	545,875
Other long-term debt (1)	4,746	4,387
_________________________________________________________
(1)The fair value measurements of the Term Loan Credit Agreement and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurements of the ABL Credit Facility and LC Facility are considered Level 3 measurements in the fair value hierarchy.
The fair values of the Term Loan Credit Agreement and Other long-term debt were determined using a market approach based on quoted prices and the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.
The carrying value of our ABL Credit Facility was determined to approximate fair value as of March 31, 2024. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease term, and weighted average discount rate as of March 31, 2024 and December 31, 2023 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Finance	Property, plant, and equipment	$30,589	$28,264
Finance	Accumulated amortization	(12,756)	(12,212)
Finance	Property, plant, and equipment, net	$17,833	$16,052
Operating	Operating lease right-of-use (“ROU”) assets	341,405	346,454
Total right-of-use assets		$359,238	$362,506

Liabilities
Current
Finance	Other accrued liabilities	$2,000	$1,820
Operating	Operating lease liabilities	68,841	72,833
Long-term
Finance	Finance lease liabilities	13,375	12,438
Operating	Operating lease liabilities	283,099	282,517
Total lease liabilities		$367,315	$369,608

Weighted-average remaining lease term (in years)
Finance		10.75	11.02
Operating		8.57	8.67
Weighted-average discount rate
Finance		7.11%	8.04%
Operating		7.25%	7.24%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost (income) type	2024	2023
Finance lease cost
Amortization of finance lease ROU assets	$544	$473
Interest on lease liabilities	244	147
Operating lease cost	25,817	23,869
Variable lease cost	1,962	1,442
Short-term lease cost	2,058	2,627
Net lease cost	$30,625	$28,558

Operating lease income (1)	$(3,865)	$(3,427)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2024	2023
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$474	$461
Operating cash flows from finance leases	234	141
Operating cash flows from operating leases	24,412	25,015
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,544	731
ROU assets obtained in exchange for new operating lease liabilities	18,756	8,380
ROU assets terminated in exchange for release from operating lease liabilities	4,177	—
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2024 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2024 (1)	$2,208	$72,838	$75,046
2025	3,068	67,592	70,660
2026	2,618	60,964	63,582
2027	2,416	59,654	62,070
2028	1,587	55,234	56,821
2029	1,563	15,798	17,361
Thereafter	8,445	118,978	127,423
Total lease payments	21,905	451,058	472,963
Less amount representing interest	(6,530)	(99,118)	(105,648)
Present value of lease liabilities	$15,375	$351,940	$367,315
_________________________________________________________
(1)Represents the period from April 1, 2024 to December 31, 2024.
Additionally, we have $8.8 million in future undiscounted cash flows for operating leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries, and investigations that arise in the ordinary course of business. From time to time, PHR has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessment for tax year 2023. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we appealed in November 2022. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that PHR,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain air emission limits, controls, monitoring, and repair requirements under the Consent Decree. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2024, we have accrued $13.7 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Washington Climate Commitment Act and Clean Fuel Standard
In 2021, the Washington legislature passed the Climate Commitment Act (“Washington CCA”), which established a cap and invest program designed to significantly reduce greenhouse gas emissions. Rules implementing the Washington CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. The Washington CCA became effective in January 2023 and the first auction for emissions allowances took place in February 2023. Additionally, a low carbon fuel standard (the “Clean Fuel Standard”) that limits carbon in transportation fuels and enables

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

certain producers to buy or sell credits was also signed into law and became effective in 2023. We are required to purchase compliance credits or allowances if we are unable to reduce emissions at our Tacoma refinery or reduce the amount of carbon in the transportation fuels we sell in Washington, which could have a material impact on our financial condition, results of operations, or cash flows. During the third quarter of 2023, we received and responded to a civil investigative demand for information related to our compliance with the Washington CCA.
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
Note 16—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of shares of our common stock, with no specified end date. On August 2, 2023, the Board expanded the share repurchase authorization from $50 million to $250 million. During the three months ended March 31, 2024, 906 thousand shares were repurchased under this share repurchase program for $32.4 million. The repurchased shares were retired by the Company upon receipt. During the three months ended March 31, 2023, no shares were repurchased under this share repurchase program. As of March 31, 2024, there was $149.4 million of authorization remaining under this share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted Stock Awards	$4,196	$1,395
Restricted Stock Units	2,721	508
Stock Option Awards	9,493	414
On February 27, 2024, William Pate, Chief Executive Officer (“CEO”), announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the three months ended March 31, 2024, we recorded a total of $13.1 million stock-based compensation expenses resulting from the equity awards modifications.
During the three months ended March 31, 2024, we granted 260 thousand shares of restricted stock and restricted stock units with a fair value of approximately $10.1 million. As of March 31, 2024, there were approximately $18.2 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

During the three months ended March 31, 2024, we granted no stock option awards. As of March 31, 2024, there were approximately $0.3 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.3 years.
During the three months ended March 31, 2024, we granted 64 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $2.5 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of March 31, 2024, there were approximately $3.4 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(3,751)	$237,890
Plus: Net income effect of convertible securities	—	—
Numerator for diluted income (loss) per common share	$(3,751)	$237,890

Basic weighted-average common stock shares outstanding	58,992	60,111
Plus: dilutive effects of common stock equivalents (1)	—	936
Diluted weighted-average common stock shares outstanding	58,992	61,047

Basic income (loss) per common share	$(0.06)	$3.96
Diluted income (loss) per common share	$(0.06)	$3.90

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	874	187
Shares of stock options	1,315	—
_________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss per common share for the three months ended March 31, 2024.
Note 18—Income Taxes
Effective for the three months ended March 31, 2024, we began calculating our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes and we no longer apply the exception that allowed the use of the year-to-date effective tax rate method. We believe the change in this calculation is appropriate as it allows us to reliably calculate the estimated annual effective tax rate due to our sustained profitability and confidence in future earnings.
Our effective tax rate for the three months ended March 31, 2024, differs from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation.
For the three months ended March 31, 2023, our effective tax rate differed from the statutory rates primarily as a result of our various state income tax apportionment factors, equity compensation, and the recording of a valuation allowance.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,926,616	$71,842	$140,134	$(157,757)	$1,980,835
Cost of revenues (excluding depreciation)	1,759,395	42,797	103,052	(157,766)	1,747,478
Operating expense (excluding depreciation)	126,468	3,812	22,980	—	153,260
Depreciation and amortization	22,270	6,775	3,116	495	32,656
General and administrative expense (excluding depreciation)	—	—	—	41,755	41,755
Equity earnings from refining and logistics investments	(4,117)	(1,977)	—	—	(6,094)
Acquisition and integration costs	—	—	—	243	243
Par West redevelopment and other costs	—	—	—	1,971	1,971
Loss (gain) on sale of assets, net	—	61	(10)	—	51
Operating income (loss)	$22,600	$20,374	$10,996	$(44,455)	$9,515
Interest expense and financing costs, net					(17,884)
Debt extinguishment and commitment costs					—
Other expense, net					(2,576)
Equity earnings from Laramie Energy, LLC					4,563
Loss before income taxes					(6,382)
Income tax benefit					2,631
Net loss					$(3,751)

Capital expenditures	$16,296	$4,770	$1,300	$276	$22,642

Three Months Ended March 31, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,615,412	$52,388	$135,572	$(118,163)	$1,685,209
Cost of revenues (excluding depreciation)	1,277,670	31,299	98,228	(118,177)	1,289,020
Operating expense (excluding depreciation)	58,882	3,447	20,791	—	83,120
Depreciation and amortization	15,723	5,034	3,079	524	24,360
General and administrative expense (excluding depreciation)	—	—	—	19,286	19,286
Acquisition and integration costs	—	—	—	5,271	5,271
Par West redevelopment and other costs	—	—	—	2,750	2,750
Operating income (loss)	263,137	12,608	13,474	(27,817)	261,402
Interest expense and financing costs, net					(16,250)
Debt extinguishment and commitment costs					(17,720)
Other expense, net					(35)
Equity earnings from Laramie Energy, LLC					10,706
Income before income taxes					238,103
Income tax expense					(213)
Net income					$237,890

Capital expenditures	$7,654	$881	$4,150	$528	$13,213

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2024 and 2023

________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $157.8 million and $118.2 million for the three months ended March 31, 2024 and 2023, respectively.
Note 20—Subsequent Events
Amendment No. 1 to Term Loan Credit Agreement
On April 8, 2024, the Term Loan Credit Agreement was amended by the Amendment No. 1 to Term Loan Credit Agreement (“Amendment No. 1 to Term Loan Credit Agreement”). Amendment No. 1 to Term Loan Credit Agreement provided for, among other things, (i) a reduction in the Applicable Margin under the Term Loan Credit Agreement by 50 basis points, such that base rate loans and SOFR loans will bear interest at the applicable base rate plus 2.75% and 3.75%, respectively and (ii) the elimination of the Term SOFR Adjustment of 10 basis points with respect to loans under the Term Loan Credit Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growing energy company based in Houston, Texas, that provides both renewable and conventional fuels to the western United States. For more information, please read Note 1—Overview to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Events Affecting Comparability of Periods
Crude oil pricing was relatively stable in the first quarter of 2024 compared to the first quarter of 2023. Brent crude oil pricing averaged $81.76 per barrel in the first quarter of 2024 compared to $82.10 per barrel in the first quarter of 2023. Similarly, average U.S. retail gasoline prices remained relatively stable from $3.38 per gallon in the first quarter of 2023 to $3.24 in the first quarter of 2024. Refined product crack spreads in the first quarter of 2024 decreased as compared to the first quarter of 2023. The U.S. Energy Information Administration (“EIA”) in its April 2024 short term energy outlook forecasts average Brent crude oil pricing of $89 per barrel in 2024 due to strong global inventory draws in the first quarter of 2024 and ongoing geopolitical risks. In 2023, OPEC announced several voluntary production cuts. Russia announced on February 10, 2023, that it would cut its oil production by 500,000 barrels a day (5 percent of its output), as a response to imposed sanctions on the country’s oil trade. In June 2023, OPEC extended oil output cuts of 3.66 million barrels per day, or about 5% of daily global demand, until the end of 2024, including a Russian cut in oil exports of 300,000 barrels a day until the end of 2023. In November 2023 OPEC announced additional voluntary production cuts of 1.7 million barrels a day, thus totaling about 2.2 million barrels a day, from January through March 2024. On March 3, 2024, OPEC announced an extension of its November 2023 voluntary production cut through June 2024, driving down supply, as demand increases due to spring and summer travel seasons in the Northern Hemisphere. Additionally, geopolitical tensions in the Middle East escalated in the first quarter of 2024 putting upward pressure on prices. The overall effect of these conflicts and associated actions taken to limit the purchase of Russian petroleum products has been to raise the operating costs of many European and other refineries. Energy prices are, among other factors, indicators of inflation. The overall energy price index increased 2.1% year over year as of March 31, 2024. While inflation has worsened relative to the prior year, we do not believe that inflation has had a material effect on our business, financial condition or results of operations in the first quarter of 2024. Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.
Results of Operations
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net Income (Loss). Our financial results for the first quarter of 2024 declined from net income of $237.9 million for the three months ended March 31, 2023 to a net loss of $3.8 million for the three months ended March 31, 2024. The decrease was primarily driven by a $240.5 million decrease in refining segment operating income, including a $94.7 million decrease driven by a gain on RINs settlements in the first quarter of 2023, a $22.5 million increase in general and administrative expenses, a $6.1 million decrease in equity earnings from our investment in Laramie, and a $2.5 million decrease in retail segment operating income, partially offset by a $17.7 million loss on termination of financing agreements in 2023 with no similar activity in 2024, a $7.8 million improvement in our logistics segment operating income, a $5.1 million decrease in acquisition and integration expenses related to our Billings Acquisition, and a $2.8 million decrease in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the three months ended March 31, 2024, Adjusted EBITDA was $94.7 million compared to $167.6 million for the three months ended March 31, 2023. The $72.9 million decrease was primarily related to a decrease of $71.4 million in our refining segment, a decrease of $9.5 million in our corporate and other segment, and a decrease of $2.5 million in our retail segment, partially offset by an increase of $10.5 million in our logistics segment. Please read the discussion of segment results below for additional information.
For the three months ended March 31, 2024, Adjusted Net Income was $41.7 million compared to $137.5 million for the three months ended March 31, 2023. The decline was primarily related to the factors described above for the decrease in Adjusted EBITDA, an increase of $8.3 million in D&A and an increase of $2.5 million in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), partially offset by a $2.6 million income tax benefit in 2024 compared to $0.2 million income tax expense in 2023.

The following tables summarize our consolidated results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$1,980,835	$1,685,209	$295,626	18%
Cost of revenues (excluding depreciation)	1,747,478	1,289,020	458,458	36%
Operating expense (excluding depreciation)	153,260	83,120	70,140	84%
Depreciation and amortization	32,656	24,360	8,296	34%
General and administrative expense (excluding depreciation)	41,755	19,286	22,469	117%
Equity earnings from refining and logistics investments	(6,094)	—	(6,094)	NM (1)
Acquisition and integration costs	243	5,271	(5,028)	(95)%
Par West redevelopment and other costs	1,971	2,750	(779)	(28)%
Loss on sale of assets, net	51	—	51	NM (1)
Total operating expenses	1,971,320	1,423,807
Operating income	9,515	261,402
Other income (expense)
Interest expense and financing costs, net	(17,884)	(16,250)	(1,634)	10%
Debt extinguishment and commitment costs	—	(17,720)	17,720	(100)%
Other expense, net	(2,576)	(35)	(2,541)	7,260%
Equity earnings from Laramie Energy, LLC	4,563	10,706	(6,143)	(57)%
Total other expense, net	(15,897)	(23,299)
Income (loss) before income taxes	(6,382)	238,103
Income tax benefit (expense)	2,631	(213)	2,844	1,335%
Net income (loss)	$(3,751)	$237,890
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2024 and 2023 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,926,616	$71,842	$140,134	$(157,757)	$1,980,835
Cost of revenues (excluding depreciation)	1,759,395	42,797	103,052	(157,766)	1,747,478
Operating expense (excluding depreciation)	126,468	3,812	22,980	—	153,260
Depreciation and amortization	22,270	6,775	3,116	495	32,656
General and administrative expense (excluding depreciation)	—	—	—	41,755	41,755
Equity earnings from refining and logistics investments	(4,117)	(1,977)	—	—	(6,094)
Acquisition and integration costs	—	—	—	243	243
Par West redevelopment and other costs	—	—	—	1,971	1,971
Loss (gain) on sale of assets, net	—	61	(10)	—	51
Operating income (loss)	$22,600	$20,374	$10,996	$(44,455)	$9,515

Three months ended March 31, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,615,412	$52,388	$135,572	$(118,163)	$1,685,209
Cost of revenues (excluding depreciation)	1,277,670	31,299	98,228	(118,177)	1,289,020
Operating expense (excluding depreciation)	58,882	3,447	20,791	—	83,120
Depreciation and amortization	15,723	5,034	3,079	524	24,360
General and administrative expense (excluding depreciation)	—	—	—	19,286	19,286
Acquisition and integration costs	—	—	—	5,271	5,271
Par West redevelopment and other costs	—	—	—	2,750	2,750
Operating income (loss)	$263,137	$12,608	$13,474	$(27,817)	$261,402
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $157.8 million and $118.2 million for the three months ended March 31, 2024 and 2023, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total Refining Segment
Feedstocks Throughput (Mbpd)	180.9	132.8
Refined product sales volume (Mbpd)	192.9	149.1

Hawaii Refinery
Feedstocks Throughput (Mbpd)	79.4	76.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.0%	26.8%
Distillates	38.2%	39.1%
Fuel oils	34.0%	29.3%
Other products	(1.2)%	1.7%
Total yield	96.0%	96.9%

Refined product sales volume (Mbpd)	87.6	90.4

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$14.00	$19.11
Production costs per bbl ($/throughput bbl) (2)	4.89	4.54
D&A per bbl ($/throughput bbl)	0.60	0.73

Montana Refinery
Feedstocks Throughput (Mbpd)	53.1	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.7%	—%
Distillates	32.7%	—%
Asphalt	9.9%	—%
Other products	4.1%	—%
Total yield	94.4%	—%

Refined product sales volume (Mbpd)	51.5	—

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$13.82	$—
Production costs per bbl ($/throughput bbl) (2)	12.44	—
D&A per bbl ($/throughput bbl)	1.40	—

	Three Months Ended March 31,
	2024	2023
Washington Refinery
Feedstocks Throughput (Mbpd)	31.4	39.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%	23.6%
Distillates	33.5%	34.5%
Asphalt	21.0%	18.5%
Other products	17.9%	19.2%
Total yield	96.0%	95.8%

Refined product sales volume (Mbpd)	36.3	40.7

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$6.13	$11.07
Production costs per bbl ($/throughput bbl) (2)	6.07	4.25
D&A per bbl ($/throughput bbl)	2.44	1.81

Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.0	16.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.8%	47.5%
Distillates	45.9%	46.0%
Fuel oils	1.9%	2.4%
Other products	1.0%	0.8%
Total yield	98.6%	96.7%

Refined product sales volume (Mbpd)	17.5	18.0

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$14.84	$27.54
Production costs per bbl ($/throughput bbl) (2)	7.86	7.41
D&A per bbl ($/throughput bbl)	2.77	2.78

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (3)	$18.67	$21.22
RVO Adjusted Pacific Northwest 3-1-1-1 (4)	20.48	25.30
RVO Adjusted USGC 3-2-1 (5)	21.34	26.55

Crude Oil Prices (average $ per barrel)
Brent	$81.76	$82.10
WTI	76.91	75.99
ANS	81.33	79.01
Bakken Clearbrook	74.31	79.14
WCS Hardisty	59.45	56.67
Brent M1-M3	1.06	0.52

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
(2)Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our consolidated statement of operations, which also includes costs related to our bulk marketing operations and severance costs.
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
Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Retail Segment
Retail sales volumes (thousands of gallons)	29,431	27,123
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
Beginning with financial results reported for the fourth quarter of 2023, Adjusted Net Income (loss) excludes unrealized interest rate derivative losses (gains) and all Laramie Energy related impacts with the exception of cash distributions. We have recast Adjusted Net Income (Loss) for prior periods when reported to conform to the modified presentation.
Beginning with financial results reported for the first quarter of 2024, Adjusted Net Income (loss) also excludes other non-operating income and expenses. This modification improves comparability between periods by excluding income and expenses resulting from non-operating activities.
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2024	Refining	Logistics	Retail
Operating income	$22,600	$20,374	$10,996
Operating expense (excluding depreciation)	126,468	3,812	22,980
Depreciation and amortization	22,270	6,775	3,116
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	718	928	—
Inventory valuation adjustment	625	—	—
Environmental obligation mark-to-market adjustments	(10,263)	—	—
Unrealized loss on derivatives	44,692	—	—
Loss (gain) on sale of assets, net	—	61	(10)
Adjusted Gross Margin (1)	$207,110	$31,950	$37,082

Three months ended March 31, 2023	Refining	Logistics	Retail
Operating income	$263,137	$12,608	$13,474
Operating expense (excluding depreciation)	58,882	3,447	20,791
Depreciation and amortization	15,723	5,034	3,079
Inventory valuation adjustment	20,858	—	—
Environmental obligation mark-to-market adjustments	(133,301)	—	—
Unrealized gain on derivatives	(13,670)	—	—
Adjusted Gross Margin (1)	$211,629	$21,089	$37,344
____________________________________________________________________________
(1)For the three months ended March 31, 2024 and 2023, there was no impairment expense and LIFO liquidation adjustment recorded in Operating income (loss). For the three months ended March 31, 2023, there was no (gain) loss on sale of assets recorded in Operating income (loss).
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
•severance costs and other non-operating expense (income);
•(gain) loss on sale of assets;
•impairment expense;
•impairment expense associated with our investment in Laramie Energy; and
•Par’s share of equity losses from Laramie Energy, LLC, excluding cash distributions.
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

    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$(3,751)	$237,890
Inventory valuation adjustment	625	20,858
Environmental obligation mark-to-market adjustments	(10,263)	(133,301)
Unrealized loss (gain) on derivatives	43,848	(13,670)
Par West redevelopment and other costs	1,971	2,750
Acquisition and integration costs	243	5,271
Debt extinguishment and commitment costs	—	17,720
Changes in valuation allowance and other deferred tax items (1)	(2,631)	—
Severance costs and other non-operating expense (2)	16,138	—
Loss on sale of assets, net	51	—
Equity earnings from Laramie Energy, LLC, excluding cash distributions	(4,563)	—
Adjusted Net Income (3)	41,668	137,518
Depreciation and amortization	32,656	24,360
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	18,728	16,250
Laramie Energy, LLC cash distributions to Par	—	(10,706)
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	1,646	—
Income tax expense	—	213
Adjusted EBITDA (3)	$94,698	$167,635
________________________________________
(1)For the three months ended March 31, 2024, we recognized a non-cash deferred tax benefit of $2.6 million related to deferred state and federal tax liabilities. This tax benefit is included in Income tax expense (benefit) on our consolidated statements of operations. For the three months ended March 31, 2023, we did not have any adjustments to our valuation allowance and other deferred tax items.
(2)For the three months ended March 31, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $2.3 million for an estimated legal settlement unrelated to current operating activities.
(3)For the three months ended March 31, 2024 and 2023, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during the reporting periods.
Factors Impacting Segment Results
Operating Income
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Refining. Operating income for our refining segment was $22.6 million for the three months ended March 31, 2024, a decrease of $240.5 million compared to operating income of $263.1 million for the three months ended March 31, 2023. The decrease was primarily driven by:

•	$131.8 million related to decreased crack spreads at our refineries in our legacy portfolio,
•	an increase in consolidated environmental costs across all our refineries of $125.9 million, primarily associated with a gain of $102.1 million related to settlements in 2023 with no similar gain in 2024,
•	$41.0 million related to higher inventory financing costs driven by changes in commodity prices,

•	a decrease of $17.7 million driven by a 5.2% decrease in refined product sales across our legacy refineries, and
•	an increase in operating expenses of $9.5 million, excluding the impact of the Billings Acquisition, partially offset by:

•	a decrease in purchased product costs of $42.0 million at our Hawaii refinery,
•	a $16.0 million favorable change in inventory valuation adjustments,
•	a $10.9 million contribution from the Billings Acquisition,
•	$7.0 million related to a favorable change in crude oil differentials at our refineries in our legacy portfolio, and
•	a $5.0 million favorable FIFO change at our Wyoming refinery.
Logistics. Operating income for our logistics segment was $20.4 million for the three months ended March 31, 2024, an increase of $7.8 million compared to $12.6 million for the three months ended March 31, 2023. The increase was primarily due to a $7.7 million contribution from the Billings Acquisition logistics assets acquired in June 2023.
Retail. Operating income for our retail segment was $11.0 million for the three months ended March 31, 2024, a decrease of $2.5 million compared to $13.5 million for the three months ended March 31, 2023. The decrease was primarily due to a $2.2 million increase in operating expenses driven by higher employee costs. Gross margin remained relatively consistent in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Adjusted Gross Margin
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Refining. For the three months ended March 31, 2024, our refining Adjusted Gross Margin was $207.1 million, a decrease of $4.5 million compared to $211.6 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease of $131.8 million related to decreased crack spreads across our legacy refining portfolio, a decrease of $17.7 million related to lower refined product sales volumes across our legacy portfolio, a decrease of $17.3 million primarily related to higher feedstock costs across our legacy refining portfolio, and a decrease of $15.6 million related to higher inventory financing costs, partially offset by $66.8 million contributed by the Montana refinery acquired in June 2023, an improvement of $52.4 million related to lower purchased product costs across our legacy refining portfolio, favorable derivative changes of $25.8 million, and favorable FIFO adjustments of $21.0 million driven by a decrease in feedstock costs. Other factors impacting refining results are described below.

•Adjusted Gross Margin for the Hawaii refinery decreased by $5.11 per barrel from $19.11 per barrel during the three months ended March 31, 2023 to $14.00 per barrel during the three months ended March 31, 2024, including 10 days of reduced production for required maintenance in March 2024. The decrease in Adjusted Gross Margin was primarily due to declining crack spreads, partially offset by lower purchased product and feedstock costs. The Singapore 3-1-2 index declined from $21.22 in the first quarter of 2023 to $18.67 in the first quarter of 2024.
•Adjusted Gross Margin for the Washington refinery decreased by $4.94 per barrel from $11.07 per barrel during the three months ended March 31, 2023 to $6.13 per barrel during the three months ended March 31, 2024, inclusive of a 15-day planned maintenance in March 2024. The decrease was primarily due to declining crack spreads, higher inventory financing expenses, and an 11% decrease in refined product sales, partially offset by a favorable change in derivative activities, favorable environmental costs, and lower purchased product costs. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $25.30 in the first quarter of 2023 to $20.48 in the first quarter of 2024.
•Adjusted Gross Margin for the Wyoming refinery decreased by $12.70 per barrel from $27.54 per barrel during the three months ended March 31, 2023 to $14.84 per barrel during the three months ended March 31, 2024, primarily due to lower regional crack spreads, partially offset by lower feedstock costs and a favorable FIFO change of $5.0 million. The RVO Adjusted USGC 3-2-1 index decreased from $26.55 in the first quarter of 2023 to $21.34 in the first quarter of 2024.
Logistics. For the three months ended March 31, 2024, our logistics Adjusted Gross Margin was $32.0 million, an increase of $10.9 million compared to $21.1 million for the three months ended March 31, 2023. The increase is primarily due to $10.9 million contributed by the Billings Acquisition logistics assets acquired in June 2023.
Retail. For the three months ended March 31, 2024, our retail Adjusted Gross Margin was $37.1 million, a decrease of $0.2 million compared to $37.3 million for the three months ended March 31, 2023. The decrease was primarily due to a 12% decrease in fuel margins, partially offset by 9% higher fuel sales volumes and 11% higher merchandise sales margins in the three months ended March 31, 2024 compared to the comparable period in 2023.

Discussion of Consolidated Results
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Revenues. For the three months ended March 31, 2024, revenues were $2.0 billion, a $0.3 billion increase compared to $1.7 billion for the three months ended March 31, 2023. The increase was primarily due to a $0.5 billion contribution from the Billings Acquisition, partially offset by a 5% decrease in refining sales volumes across our legacy refinery portfolio during the quarter and a decrease in average product crack spreads discussed below. The 3-1-2 Singapore Crack Spread, RVO Adjusted Pacific Northwest 3-1-1-1, and RVO Adjusted USGC 3-2-1 declined 12%, 19%, and 20%, respectively, compared to the first quarter of 2023. Please read our key operating statistics for further information. Revenues at our retail segment increased $4.5 million primarily due to a 9% increase in volumes.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2024, cost of revenues (excluding depreciation) was $1.7 billion, an increase of $0.4 billion when compared to $1.3 billion for the three months ended March 31, 2023. The increase was primarily driven by a $0.4 billion contribution from the Billings Acquisition.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2024, operating expense (excluding depreciation) was $153.3 million, a $70.2 million increase when compared to $83.1 million for the three months ended March 31, 2023. The increase was driven by a $60.7 million contribution from the Billings Acquisition, a $4.3 million increase in consulting services, and a $2.5 million increase in repairs and maintenance expenses.
Depreciation and Amortization. For the three months ended March 31, 2024, D&A was $32.7 million, an increase of $8.3 million compared to $24.4 million for the three months ended March 31, 2023. The increase was primarily driven by the $8.5 million of D&A attributable to the Billings Acquisition.
General and Administrative Expense (Excluding Depreciation). For the three months ended March 31, 2024, general and administrative expense (excluding depreciation) was $41.8 million, an increase of $22.5 million compared to $19.3 million for the three months ended March 31, 2023. The increase was primarily due to a $15.9 million increase in employee costs driven by $13.1 million of stock based compensation expenses related to CEO transition costs in the first quarter of 2024 and an increase of $2.6 million in payroll expenses due primarily to an increase in employee headcount, a $4.2 million increase in renewable development expense, and $1.6 million related to the Billings Acquisition.
Equity earnings from refining and logistics investments. During the three months ended March 31, 2024, Equity earnings from refining and logistics investments were $6.1 million related to YELP and YPLC. For the three months ended March 31, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $4.5 million and $1.9 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for further information.
Acquisition and Integration Expense. During the three months ended March 31, 2024, we incurred an immaterial amount of acquisition and integration costs. For the three months ended March 31, 2023, we incurred $5.3 million of acquisition and integration costs related to the Billings Acquisition. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the three months ended March 31, 2024, Par West redevelopment and other costs were $2.0 million, a decrease of $0.8 million compared to $2.8 million for the three months ended March 31, 2023, primarily due to a decrease in redevelopment activities.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2024, our interest expense and financing costs were $17.9 million, an increase of $1.6 million compared to $16.3 million for the three months ended March 31, 2023. The increase was primarily due to a $2.9 million increase in interest expense due to higher outstanding debt balances, partly offset by an increase of $1.2 million in interest income from our investment accounts opened in the first quarter of 2023. Please read Note 11—Debt to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Debt Extinguishment and Commitment Costs. During the three months ended March 31, 2024, we incurred no debt extinguishment and commitment costs. For the three months ended March 31, 2023 we incurred $17.7 million of debt extinguishment and commitment costs in connection with the refinancing of our long-term debt in the first quarter of 2023. Please read Note 11—Debt to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Income Taxes. For the three months ended March 31, 2024, we recorded income tax benefit of $2.6 million primarily related our first quarter of 2024 pre-tax net loss. For the three months ended March 31, 2023, we recorded income tax expense of $0.2 million primarily related to increased taxable income.
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

	As of March 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$12,064	$216,234	$—	$228,298
Restricted cash	341	—	—	341
Trade accounts receivable	—	448,479	—	448,479
Inventories	—	1,133,069	—	1,133,069
Prepaid and other current assets	4,718	43,602	—	48,320
Due from related parties	371,464	—	(371,464)	—
Total current assets	388,587	1,841,384	(371,464)	1,858,507
Property, plant, and equipment
Property, plant, and equipment	22,327	1,582,028	3,956	1,608,311
Less accumulated depreciation and amortization	(16,836)	(483,581)	(3,358)	(503,775)
Property, plant, and equipment, net	5,491	1,098,447	598	1,104,536
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,895	334,510	—	341,405
Refining and logistics equity investments	—	—	88,315	88,315
Investment in Laramie Energy, LLC	—	—	18,842	18,842
Investment in subsidiaries	1,084,824	—	(1,084,824)	—
Intangible assets, net	—	10,254	—	10,254
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	96,579	123,237	220,542
Total assets	$1,486,523	$3,507,852	$(1,222,699)	$3,771,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,226	$—	$4,226
Obligations under inventory financing agreements	—	662,688	—	662,688
Accounts payable	5,779	430,409	—	436,188
Accrued taxes	12	36,780	—	36,792
Operating lease liabilities	14	68,827	—	68,841
Other accrued liabilities	3,278	233,547	2,202	239,027
Due to related parties	156,941	198,303	(355,244)	—
Total current liabilities	166,024	1,634,780	(353,042)	1,447,762
Long-term liabilities
Long-term debt, net of current maturities	—	635,283	—	635,283
Finance lease liabilities	558	17,034	(4,217)	13,375
Operating lease liabilities	8,602	274,497	—	283,099
Other liabilities	—	137,956	(57,138)	80,818
Total liabilities	175,184	2,699,550	(414,397)	2,460,337
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	590	—	—	590
Additional paid-in capital	872,954	242,505	(242,505)	872,954
Accumulated earnings (deficit)	429,675	559,784	(559,784)	429,675
Accumulated other comprehensive income (loss)	8,120	6,013	(6,013)	8,120
Total stockholders’ equity	1,311,339	808,302	(808,302)	1,311,339
Total liabilities and stockholders’ equity	$1,486,523	$3,507,852	$(1,222,699)	$3,771,676

	As of December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$10,369	$268,711	$27	$279,107
Restricted cash	339	—	—	339
Trade accounts receivable	—	367,249	—	367,249
Inventories	—	1,160,395	—	1,160,395
Prepaid and other current assets	4,767	177,638	—	182,405
Due from related parties	380,159	—	(380,159)	—
Total current assets	395,634	1,973,993	(380,132)	1,989,495
Property, plant, and equipment
Property, plant, and equipment	21,350	1,552,496	3,955	1,577,801
Less accumulated depreciation and amortization	(16,487)	(458,616)	(3,310)	(478,413)
Property, plant, and equipment, net	4,863	1,093,880	645	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,005	339,449	—	346,454
Refining and logistics equity investments	—	—	87,486	87,486
Investment in Laramie Energy, LLC	—	—	14,279	14,279
Investment in subsidiaries	1,070,518	—	(1,070,518)	—
Intangible assets, net	—	10,918	—	10,918
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	65,323	120,606	186,655
Total assets	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,255	$—	$4,255
Obligations under inventory financing agreements	—	594,362	—	594,362
Accounts payable	4,991	386,334	—	391,325
Accrued taxes	—	40,064	—	40,064
Operating lease liabilities	—	72,833	—	72,833
Other accrued liabilities	947	415,468	5,347	421,762
Due to related parties	128,922	232,803	(361,725)	—
Total current liabilities	134,860	1,746,119	(356,378)	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	—	646,603	—	646,603
Finance lease liabilities	—	16,693	(4,255)	12,438
Operating lease liabilities	8,462	274,055	—	282,517
Other liabilities	—	119,618	(57,251)	62,367
Total liabilities	143,322	2,803,088	(417,884)	2,528,526
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	597	—	—	597
Additional paid-in capital	860,797	242,505	(242,505)	860,797
Accumulated earnings (deficit)	465,856	558,581	(558,581)	465,856
Accumulated other comprehensive income (loss)	8,174	6,067	(6,067)	8,174
Total stockholders’ equity	1,335,424	807,153	(807,153)	1,335,424
Total liabilities and stockholders’ equity	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950

	Three Months Ended March 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,980,831	$4	$1,980,835

Operating expenses
Cost of revenues (excluding depreciation)	—	1,747,478	—	1,747,478
Operating expense (excluding depreciation)	—	153,260	—	153,260
Depreciation and amortization	349	32,260	47	32,656

General and administrative expense (excluding depreciation)	17,785	23,983	(13)	41,755
Equity earnings from refining and logistics investments	—	—	(6,094)	(6,094)
Acquisition and integration costs	—	243	—	243
Par West redevelopment and other costs	—	1,971	—	1,971
Loss on sale of assets, net	—	51	—	51
Total operating expenses	18,134	1,959,246	(6,060)	1,971,320

Operating income (loss)	(18,134)	21,585	6,064	9,515

Other income (expense)
Interest expense and financing costs, net	30	(18,004)	90	(17,884)
Other income (expense), net	(8)	(2,567)	(1)	(2,576)
Equity earnings (losses) from subsidiaries	14,360	—	(14,360)	—
Equity earnings from Laramie Energy, LLC	—	—	4,563	4,563
Total other income (expense), net	14,382	(20,571)	(9,708)	(15,897)

Income (loss) before income taxes	(3,752)	1,014	(3,644)	(6,382)
Income tax benefit (expense) (1)	—	189	2,442	2,631
Net income (loss)	$(3,752)	$1,203	$(1,202)	$(3,751)

Adjusted EBITDA	$(9,487)	$96,429	$7,756	$94,698

	Three Months Ended March 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,685,197	$12	$1,685,209

Operating expenses
Cost of revenues (excluding depreciation)	—	1,289,020	—	1,289,020
Operating expense (excluding depreciation)	—	83,120	—	83,120
Depreciation and amortization	373	23,939	48	24,360
General and administrative expense (excluding depreciation)	5,850	13,436	—	19,286
Acquisition and integration costs	5,271	—	—	5,271
Par West redevelopment and other costs	—	2,750	—	2,750
Total operating expenses	11,494	1,412,265	48	1,423,807

Operating income	(11,494)	272,932	(36)	261,402

Other income (expense)
Interest expense and financing costs, net	(8)	(16,333)	91	(16,250)
Debt extinguishment and commitment costs	—	(17,720)	—	(17,720)
Other income (expense), net	(7)	(27)	(1)	(35)
Equity earnings (losses) from subsidiaries	249,544	—	(249,544)	—
Equity earnings from Laramie Energy, LLC	—	—	10,706	10,706
Total other income (expense), net	249,529	(34,080)	(238,748)	(23,299)

Income (loss) before income taxes	238,035	238,852	(238,784)	238,103
Income tax benefit (expense) (1)	(145)	(58,540)	58,472	(213)
Net income (loss)	$237,890	$180,312	$(180,312)	$237,890

Adjusted EBITDA	$(5,857)	$173,481	$11	$167,635
_______________________________________
(1)The income tax benefit (expense) of the Parent Guarantor and Par Borrower and Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(3,752)	$1,203	$(1,202)	$(3,751)
Inventory valuation adjustment	—	625	—	625
Environmental obligation mark-to-market adjustments	—	(10,263)	—	(10,263)
Unrealized loss on derivatives	—	43,848	—	43,848
Acquisition and integration costs	—	243	—	243
Par West redevelopment and other costs	—	1,971	—	1,971
Severance costs and other non-operating expense (2)	8,306	7,832	—	16,138
Loss (gain) on sale of assets, net	—	51	—	51
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(4,563)	(4,563)
Depreciation and amortization	349	32,260	47	32,656
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	(30)	18,848	(90)	18,728
Equity losses (income) from subsidiaries	(14,360)	—	14,360	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,646	1,646
Income tax expense (benefit)	—	(189)	(2,442)	(2,631)
Adjusted EBITDA (1)	$(9,487)	$96,429	$7,756	$94,698

	Three Months Ended March 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$237,890	$180,312	$(180,312)	$237,890
Inventory valuation adjustment	—	20,858	—	20,858
Environmental obligation mark-to-market adjustments	—	(133,301)	—	(133,301)
Unrealized loss (gain) on derivatives	—	(13,670)	—	(13,670)
Acquisition and integration costs	5,271	—	—	5,271
Par West redevelopment and other costs	—	2,750	—	2,750
Debt extinguishment and commitment costs	—	17,720	—	17,720
Depreciation and amortization	373	23,939	48	24,360
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	8	16,333	(91)	16,250
Laramie Energy, LLC cash distributions to Par	—	—	(10,706)	(10,706)
Equity losses (income) from subsidiaries	(249,544)	—	249,544	—
Income tax expense (benefit)	145	58,540	(58,472)	213
Adjusted EBITDA (1)	$(5,857)	$173,481	$11	$167,635
_______________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.

(2)For the three months ended March 31, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $2.3 million for an estimated legal settlement unrelated to current operating activities.
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
Our liquidity position as of March 31, 2024 was $575.0 million, consisting of $228.3 million of cash and cash equivalents, $344.8 million of availability under the ABL Credit Facility, and $1.9 million of availability under the J.Aron Discretionary Draw Facility. In addition, we had the ability to issue letters of credit up to $120.0 million under our LC Facility.
As of March 31, 2024, we had access to the ABL Credit Facility, the LC Facility, the J. Aron Discretionary Draw Facility, and cash on hand of $228.3 million. In addition, we have the Supply and Offtake Agreement with J. Aron, which is used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
Our Supply and Offtake Agreement with J.Aron expires on May 31, 2024, and our LC Facility will mature on July 25, 2024. In the first quarter of 2024 we amended our asset-based loan to permit expanding its capacity from $900 million to $1.4 billion as we plan the refinancing of our existing Hawaii intermediation facility. We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital and turnaround expenditures, working capital, and debt service requirements for the next 12 months. We may seek to raise additional debt or equity capital to fund acquisitions and any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
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
Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$25,431	$139,095
Net cash used in investing activities	(22,632)	(2,457)
Net cash provided by (used in) financing activities	(53,606)	33,754
Cash flows for the three months ended March 31, 2024
Net cash provided by operating activities for the three months ended March 31, 2024 was driven primarily by a net loss of $3.8 million, non-cash charges to operations and non-operating items of approximately $86.4 million, and net cash used for changes in operating assets and liabilities of approximately $57.2 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $43.8 million,
•	depreciation and amortization expenses of $32.7 million,
•	stock based compensation costs of $16.4 million, and
•	non-cash interest and financing costs of $1.4 million,

partially offset by:
•	a $2.6 million change in deferred tax assets driven by our net loss during the period and
•	equity earnings of $6.1 million from our YELP and YPLC investments partially offset by $5.3 million of dividends received from YELP.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an $81.6 million increase in crude and refined products inventory driven by higher ending volumes, and
•	an $81.2 million increase in accounts receivable primarily driven by timing of collections and sales volumes,

partially offset by:
•	decreases in prepaid and other expenses primarily driven by prepayments for crude and
•	net increases in our Supply and Offtake Agreement obligations and accounts payable.
Net cash used in investing activities for the three months ended March 31, 2024 consisted primarily of:

•	$22.6 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects.
Net cash used in financing activities was approximately $53.6 million for the three months ended March 31, 2024 and consisted primarily of the following activities:

•	repurchases of common stock of $34.1 million,
•	net repayments of debt of $18.6 million primarily driven by ABL Credit Facility activity, and
•	payments of $3.4 million of deferred loan costs,

partially offset by:
•	net repayment under the J. Aron Discretionary Draw Facility of $2.4 million.
Cash flows for the three months ended March 31, 2023
Net cash provided by operating activities for the three months ended March 31, 2023, was driven primarily by net income of $237.9 million, non-cash charges to operations of approximately $21.0 million, and net cash used for changes in operating assets and liabilities of approximately $119.8 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $24.4 million, and
•	debt commitment and extinguishment costs of $17.7 million,

partially offset by:
•	unrealized gain on derivatives contracts of $13.7 million, and
•	a gain of $10.7 million from our equity investment in Laramie Energy, LLC.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•
a decrease in gross environmental credit obligations primarily related to retirements of a portion of our 2020 and all our 2021 RVO liabilities across all our refineries, partially offset by increased obligations related to the Washington CCA and increased gross RVO primarily related to current period production volumes, and

•
net decreases in our inventories and accounts receivable resulting from retirements of RINs across all our refineries, lower crude oil and refined product prices and lower inventory volumes at our Hawaii refinery, partially offset by:
•	net increases in our inventory financing agreement obligations and accounts payable, and
•	decreases in prepaid and other expenses primarily driven by decreases in our derivative collateral.
Net cash used in investing activities for the three months ended March 31, 2023 consisted primarily of $13.2 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, including improved crude processing equipment at our Hawaii refinery. This was partially offset by a $10.7 million cash distribution received from Laramie Energy, LLC.

Net cash provided by financing activities was approximately $33.8 million for the three months ended March 31, 2023 and consisted primarily of the following activities:

•	net repayments of debt of $20.5 million primarily driven by the refinancing and consolidation of our debt, and
•	net repayments under the J. Aron Discretionary Draw Facility and MLC receivable advances of $22.4 million,

partially offset by:
•	aggregate payments of $13 million of deferred loan costs and debt extinguishment costs related to our debt refinancing.
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, outside the ordinary course of business except as follows:
Debt Refinancing. On March 22, 2024, we entered into the Third Amendment to the ABL Credit Facility, conditional upon the termination of the Company’s existing intermediation agreement with J. Aron, to among other things, increase our total revolver commitment to $1.4 billion, Please read Note 9—Inventory Financing Agreements and Note 11—Debt to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the three months ended March 31, 2024.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the Russia-Ukraine war, Israel-Palestine conflict, Houthi attacks in the Red Sea, Iranian activities in the Strait of Hormuz and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about future events into our existing business, the anticipated synergies and other benefits of the recently acquired ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”), including renewable growth opportunities; the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2024 of 181 Mbpd, would change annualized operating income by approximately $65.1 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at March 31, 2024, will settle by March 2025. Based on our net open positions at March 31, 2024, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $6.6 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2024, we consumed approximately 181 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process during the three months ended March 31, 2024, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 12—Derivatives to our condensed consolidated financial statements for more information.
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
Interest Rate Risk
As of March 31, 2024, we had $654.1 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreement for which we pay charges based on the three-month SOFR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.8 million and $7.2 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2024 we had entered into an interest rate collar at a cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 12—Derivatives for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
Other than those changes made in connection with the Billings Acquisition, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Billings refinery operations, control processes and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2024. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 15—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
There have been no material changes from the risks factors included under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risk factors discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility and Term Loan Credit Agreement our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2024:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2024	136,592	$33.74	136,380	$177,229,995
February 1 - February 29, 2024	175,381	38.36	68,542	174,731,495
March 1 - March 31, 2024	700,978	36.12	700,978	149,412,299
Total	1,012,951	$36.19	905,900
________________________________________________
(1)On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board expanded the Company’s share repurchase program from $50 million to $250 million. Shares repurchased that were not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Third Amendment to Asset-Based Revolving Credit Agreement and Joinder Agreement, dated as of March 22, 2024, among Par Pacific Holdings, Inc., Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Montana, LLC, Par Rocky Mountain Midstream, LLC, U.S. Oil & Refining Co., Par Hawaii Refining, LLC, the other loan parties party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024.

10.2
Amendment No. 1 to Term Loan Credit Agreement, dated as of April 8, 2024, by and among Par Pacific Holdings, Inc., Par Petroleum, LLC, Par Petroleum Finance Corp., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2024.

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

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Monteleone
William Monteleone
President and Chief Executive Officer

By:	/s/ Shawn Flores
Shawn Flores
Senior Vice President and Chief Financial Officer

Date: May 8, 2024