Form 10-Q
period 2024-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2024-08-08
CIK 821483

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
For the quarterly period ended June 30, 2024

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

56,330,868 shares of Common Stock, $0.01 par value, were outstanding as of August 2, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$179,658	$279,107
Restricted cash	343	339
Total cash, cash equivalents, and restricted cash	180,001	279,446
Trade accounts receivable, net of allowances of $0.3 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively	486,300	367,249
Inventories	1,258,337	1,160,395
Prepaid and other current assets	51,717	182,405
Total current assets	1,976,355	1,989,495
Property, plant, and equipment
Property, plant, and equipment	1,642,056	1,577,801
Less accumulated depreciation and amortization	(526,978)	(478,413)
Property, plant, and equipment, net	1,115,078	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	349,192	346,454
Refining and logistics equity investments	88,218	87,486
Investment in Laramie Energy, LLC	15,997	14,279
Intangible assets, net	10,009	10,918
Goodwill	129,275	129,275
Other long-term assets	252,823	186,655
Total assets	$3,936,947	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,165	$4,255
Obligations under inventory financing agreements	251,058	594,362
Accounts payable	549,040	391,325
Accrued taxes	52,239	40,064
Operating lease liabilities	69,662	72,833
Other accrued liabilities	284,889	421,762
Total current liabilities	1,211,053	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	1,054,590	646,603
Finance lease liabilities	12,411	12,438
Operating lease liabilities	289,436	282,517
Other liabilities	103,677	62,367
Total liabilities	2,671,167	2,528,526
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023, 56,908,751 shares and 59,755,844 shares issued at June 30, 2024 and December 31, 2023, respectively	568	597
Additional paid-in capital	875,868	860,797
Accumulated earnings	381,279	465,856
Accumulated other comprehensive income	8,065	8,174
Total stockholders’ equity	1,265,780	1,335,424
Total liabilities and stockholders’ equity	$3,936,947	$3,863,950

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$2,017,468	$1,783,927	$3,998,303	$3,469,136

Operating expenses
Cost of revenues (excluding depreciation)	1,770,197	1,574,806	3,517,675	2,863,826
Operating expense (excluding depreciation)	144,080	101,843	297,340	184,963
Depreciation and amortization	32,144	28,216	64,800	52,576
General and administrative expense (excluding depreciation)	23,168	23,168	64,923	42,454
Equity earnings from refining and logistics investments	(3,744)	(425)	(9,838)	(425)
Acquisition and integration costs	(152)	7,273	91	12,544
Par West redevelopment and other costs	3,071	2,613	5,042	5,363
Loss on sale of assets, net	63	—	114	—
Total operating expenses	1,968,827	1,737,494	3,940,147	3,161,301

Operating income	48,641	46,433	58,156	307,835

Other income (expense)
Interest expense and financing costs, net	(20,434)	(14,909)	(38,318)	(31,159)
Debt extinguishment and commitment costs	(1,418)	38	(1,418)	(17,682)
Other income (loss), net	(124)	379	(2,700)	344
Equity earnings (losses) from Laramie Energy, LLC	(1,360)	—	3,203	10,706
Total other expense, net	(23,336)	(14,492)	(39,233)	(37,791)

Income before income taxes	25,305	31,941	18,923	270,044
Income tax expense	(6,667)	(1,928)	(4,036)	(2,141)
Net income	$18,638	$30,013	$14,887	$267,903

Income per share
Basic	$0.33	$0.50	$0.26	$4.45
Diluted	$0.32	$0.49	$0.25	$4.39
Weighted-average number of shares outstanding
Basic	57,239	60,399	57,936	60,255
Diluted	58,045	60,993	58,402	61,020

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$18,638	$30,013	$14,887	$267,903
Other comprehensive income (loss):
Other post-retirement benefits (loss), net of tax	(55)	(11)	(109)	(22)
Total other comprehensive loss, net of tax	(55)	(11)	(109)	(22)
Comprehensive income	$18,583	$30,002	$14,778	$267,881

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net Income	$14,887	$267,903
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,800	52,576
Debt extinguishment and commitment costs	1,418	17,682
Non-cash interest expense	2,775	1,615
Deferred taxes	3,530	1,226
Loss on sale of assets, net	114	—
Stock-based compensation	19,502	6,082
Unrealized loss on derivative contracts	64,948	7,621
Equity earnings from Laramie Energy, LLC	(3,203)	(10,706)
Equity earnings from refining and logistics investments	(9,837)	(425)
Dividends received from refining and logistics investments	9,105	425
Net changes in operating assets and liabilities:
Trade accounts receivable	(114,010)	(134,440)
Prepaid and other assets	54,805	4,630
Inventories	(101,270)	99,582
Deferred turnaround expenditures	(42,159)	—
Obligations under inventory financing agreements	3,362	(78,038)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	51,988	76,507
Net cash provided by operating activities	20,755	312,240
Cash flows from investing activities:
Acquisition of business	—	(608,223)
Capital expenditures	(59,532)	(30,729)
Proceeds from sale of assets and other	60	50
Return of capital from Laramie Energy, LLC	1,485	10,706
Return of capital from refining and logistics investments	—	2,175
Net cash used in investing activities	(57,987)	(626,021)
Cash flows from financing activities:
Proceeds from borrowings	1,857,000	763,765
Repayments of borrowings	(1,464,163)	(702,499)
Net borrowings (repayments) on deferred payment arrangements and receivable advances	(165,459)	(31,405)
Payment of deferred loan costs	(7,234)	(9,127)
Purchase of common stock for retirement	(103,509)	(5,171)
Exercise of stock options	—	6,374
Proceeds from inventory financing agreements	203,074	—
Payments for termination of inventory financing agreements	(382,143)	—
Payments for debt extinguishment and commitment costs	(977)	(8,742)
Other financing activities, net	1,198	617
Net cash provided by (used in) financing activities	(62,213)	13,812
Net decrease in cash, cash equivalents, and restricted cash	(99,445)	(299,969)
Cash, cash equivalents, and restricted cash at beginning of period	279,446	494,926
Cash, cash equivalents, and restricted cash at end of period	$180,001	$194,957
Supplemental cash flow information:
Net cash paid for:
Interest	$(27,205)	$(37,969)
Taxes	(10,857)	(2,810)
Non-cash investing and financing activities:
Accrued capital expenditures	$17,052	$7,706
ROU assets obtained in exchange for new finance lease liabilities	1,619	944
ROU assets obtained in exchange for new operating lease liabilities	42,058	16,684

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537
Stock-based compensation	340	—	2,317	—	—	2,317
Purchase of common stock for retirement	(81)	—	(3,114)	—	—	(3,114)
Exercise of stock options	300	6	6,368	—	—	6,374
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	237,890	—	237,890
Balance, March 31, 2023	61,030	$610	$842,062	$37,203	$8,118	$887,993
Issuance of common stock for employee stock purchase plan	27	—	726	—	—	726
Stock-based compensation	115	1	3,655	—	—	3,656
Purchase of common stock for retirement	(128)	(1)	(464)	(2,601)	—	(3,066)
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	30,013	—	30,013
Balance, June 30, 2023	61,044	$610	$845,979	$64,615	$8,107	$919,311

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424
Stock-based compensation	327	2	16,408	—	—	16,410
Purchase of common stock for retirement	(1,013)	(9)	(4,251)	(32,430)	—	(36,690)
Other comprehensive loss	—	—	—	—	(54)	(54)
Net loss	—	—	—	(3,751)	—	(3,751)
Balance, March 31, 2024	59,070	$590	$872,954	$429,675	$8,120	$1,311,339
Issuance of common stock for employee stock purchase plan	56	—	1,409	—	—	1,409
Stock-based compensation	37	—	2,881	—	—	2,881
Purchase of common stock for retirement	(2,254)	(22)	(1,376)	(67,034)	—	(68,432)
Other comprehensive loss	—	—	—	—	(55)	(55)
Net income	—	—	—	18,638	—	18,638
Balance, June 30, 2024	56,909	$568	$875,868	$381,279	$8,065	$1,265,780
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

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
As of June 30, 2024, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of June 30, 2024, through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and six months ended June 30, 2024, or 2023.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$7,161	$5,022	$13,904	$10,021
Operating expense	17,946	16,153	36,771	28,557
General and administrative expense	564	578	1,037	1,080
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our refining segment. Please read Note 19—Segment Information for further information on our reporting segments. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.
The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$58,676	$—	$59,824	$—
Acquisition of investment	—	58,019	—	58,019
Equity earnings from YELP	2,290	—	6,755	—
Depreciation of basis difference	(348)	—	(696)	—
Dividends received	—	—	(5,265)	—
Ending balance	$60,618	$58,019	$60,618	$58,019

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Yellowstone Pipeline Company
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
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$29,639	$—	$27,662	$—
Acquisition of investment	—	28,581	—	28,581
Equity earnings from YPLC	1,763	425	3,702	425
Accretion of basis difference	38	—	76	—
Basis difference adjustment	—	—	—	—
Dividends received	(3,840)	(2,600)	(3,840)	(2,600)
Capital contribution in YPLC	—	—	—	—
Ending balance	$27,600	$26,406	$27,600	$26,406
Note 4—Investment in Laramie Energy
As of June 30, 2024, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $16.0 million and $14.3 million as of June 30, 2024 and December 31, 2023, respectively.
On February 21, 2023, Laramie Energy entered into a new term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of June 30, 2024 and December 31, 2023, the term loan had an outstanding balance of $160.0 million.
On March 1, 2023, pursuant to its new term loan agreement, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $10.7 million, which was reflected as Return of capital from Laramie Energy, LLC on our condensed consolidated statements of cash flows. We recorded the cash received as Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations because the carrying value of our investment in Laramie Energy was zero at the time of such distribution. On April 29, 2024, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million.
Effective February 21, 2023, and concurrent with the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At June 30, 2024, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $68.0 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$18,842	$—	$14,279	$—
Equity earnings (losses) from Laramie Energy	(2,975)	—	(26)	—
Accretion of basis difference	1,615	—	3,229	—
Dividends received	(1,485)	—	(1,485)	—
Ending balance	$15,997	$—	$15,997	$—
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
For the Interim Periods Ended June 30, 2024 and 2023

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

Six Months Ended
June 30, 2023
Revenues	$4,410,002
Net income	419,113
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
Note 6—Revenue Recognition
As of June 30, 2024 and December 31, 2023, receivables from contracts with customers were $398.2 million and $311.1 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $24.0 million and $15.2 million as of June 30, 2024 and December 31, 2023, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended June 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$730,681	$—	$111,910
Distillates (1)	801,438	—	12,728
Other refined products (2)	396,944	—	—
Merchandise	—	—	27,349
Transportation and terminalling services	—	72,475	—
Other revenue	28,210	—	855
Total segment revenues (3)	$1,957,273	$72,475	$152,842

Three Months Ended June 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$603,598	$—	$109,265
Distillates (1)	700,048	—	12,368
Other refined products (2)	404,619	—	—
Merchandise	—	—	25,892
Transportation and terminalling services	—	64,709	—
Other revenue	276	—	871
Total segment revenues (3)	$1,708,541	$64,709	$148,396

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Six Months Ended June 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$1,377,867	$—	$215,203
Distillates (1)	1,634,235	—	23,908
Other refined products (2)	800,937	—	—
Merchandise	—	—	52,142
Transportation and terminalling services	—	144,317	—
Other revenue	70,850	—	1,723
Total segment revenues (3)	$3,883,889	$144,317	$292,976

Six Months Ended June 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$1,053,922	$—	$209,453
Distillates (1)	1,479,101	—	23,967
Other refined products (2)	790,228	—	—
Merchandise	—	—	48,720
Transportation and terminalling services	—	117,097	—
Other revenue	702	—	1,828
Total segment revenues (3)	$3,323,953	$117,097	$283,968
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 19—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 7—Inventories
Inventories at June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	Titled Inventory	Inventory Intermediation Agreement (1)	Supply and Offtake Agreement (1)	Total
June 30, 2024
Crude oil and feedstocks	$188,057	$228,407	$—	$416,464
Refined products and blendstock	594,041	—	—	594,041
Warehouse stock and other (2)	247,832	—	—	247,832
Total	$1,029,930	$228,407	$—	$1,258,337

December 31, 2023
Crude oil and feedstocks	$175,307	$—	$168,549	$343,856
Refined products and blendstock	358,236	—	133,684	491,920
Warehouse stock and other (2)	324,619	—	—	324,619
Total	$858,162	$—	$302,233	$1,160,395
________________________________________________________
(1)Please read Note 9—Inventory Financing Agreements for further information.
(2)Includes $160.1 million and $237.6 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of June 30, 2024 and December 31, 2023, respectively. Our renewable volume obligation and other gross environmental credit obligations of $164.0 million and $286.9 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

As of June 30, 2024 and December 31, 2023, there was no reserve for the lower of cost or net realizable value of inventory. As of June 30, 2024 and December 31, 2023, the current replacement cost exceeded the LIFO inventory carrying value by approximately $54.7 million and $36.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Advances to suppliers for crude purchases	$—	$65,531
Collateral posted with broker for derivative instruments (1)	2,353	21,763
Prepaid insurance	6,837	20,235
Derivative assets	24,539	43,356
Prepaid environmental credits	1,400	20,756
Other	16,588	10,764
Total	$51,717	$182,405
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 12—Derivatives for further information.
Note 9—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	June 30, 2024	December 31, 2023
Inventory Intermediation Agreement	$251,058	$—
Supply and Offtake Agreement	—	594,362
LC Facility due 2024	—	—
Obligations under inventory financing agreements	$251,058	$594,362
Inventory Intermediation Agreement
On May 31, 2024, Par Hawaii Refining, LLC (“PHR“), our wholly owned subsidiary, entered into an inventory intermediation agreement with Citigroup Energy Inc. (“Citi”) (the “Inventory Intermediation Agreement”) to support our Hawaii refining operations. Pursuant to the Inventory Intermediation Agreement, Citi will finance and hold title to crude oil in storage tanks and certain crude oil in transit to be consumed by PHR’s refinery located in Kapolei, Hawaii (the “Hawaii Refinery”). In connection with the Inventory Intermediation Agreement, Citi will enter into certain hedging transactions, in each case, on terms and subject to conditions set forth in the Inventory Intermediation Agreement. The net cash proceeds of $203.1 million, presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows, were used to settle a portion of PHR’s outstanding obligations under the prior J. Aron intermediation agreement.
Upon entry into the Inventory Intermediation Agreement, Citi purchased from PHR all the crude oil held in its Hawaii storage tanks. Though title resides with Citi, the Inventory Intermediation Agreement is accounted for similar to a product financing arrangement and the crude oil inventories will continue to be included in our consolidated balance sheets until processed and sold to a third party. Monthly, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by Citi as, following expiration or termination of the Inventory Intermediation Agreement, we are obligated to purchase the crude oil then-owned by Citi at then-current market prices.
The Inventory Intermediation Agreement has a term of three years with a one-year extension option upon mutual agreement. Par Petroleum, LLC, a wholly owned subsidiary, guarantees PHR’s obligations under the Inventory Intermediation Agreement and certain other related agreements pursuant to an unsecured guaranty. In connection with the Inventory Intermediation Agreement, on May 31, 2024, PHR entered into a pledge and security agreement with Citi, which grants Citi a security interest on certain collateral to secure the obligations of PHR under the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement also requires PHR to comply with certain covenants that restrict PHR’s ability to take certain actions, including certain limitations on PHR’s ability to incur debt and grant liens.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Supply and Offtake Agreement
Prior to May 31, 2024, we had a supply and offtake agreement with J. Aron to support our Hawaii refining operations (the “Supply and Offtake Agreement"). Under the Supply and Offtake Agreement, we paid or received certain fees from J. Aron based on changes in market prices over time. On May 31, 2024, the Supply and Offtake Agreement expired, the J. Aron Discretionary Draw Facility was terminated, and we entered into the Inventory Intermediation Agreement. We paid $382.1 million and $60.9 million to settle our J. Aron obligation and Discretionary Draw Facility remaining obligations, respectively. These payments are presented within Payments for termination of inventory financing agreements and Net borrowings (repayments) on deferred payment arrangements and receivable advances in our condensed consolidated statement of cash flows. In connection with the termination of the Supply and Offtake Agreement, we recognized termination costs of $0.2 million, which are recorded in Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the three and six months ended June 30, 2024. As of June 30, 2024, there were no outstanding obligations under the Supply and Offtake Agreement.
LC Facility due 2024
On July 26, 2023, PHR, as borrower, the lenders and letter of credit issuing banks party thereto (collectively, the “LC Facility Lenders”), MUFG Bank, Ltd., as administrative agent (the “LC Facility Agent”), sub-collateral agent, joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”), entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agreed, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit. The LC Facility was terminated on May 31, 2024, in connection with the termination of the Supply and Offtake Agreement and entry into the Inventory Intermediation Agreement. In connection with the termination of the LC Facility, we recognized debt extinguishment costs of $0.6 million, which are included in Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the three and six months ended June 30, 2024. We did not have any outstanding borrowings under the LC Facility as of the termination date.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	June 30, 2024	December 31, 2023
Discretionary Draw Facility
Outstanding borrowings (1)	$—	165,459
Borrowing capacity	—	175,891
LC Facility due 2024
Outstanding borrowings	—	—
Borrowing capacity	—	120,000

LC Facility issued letters of credit	—	13,000
______________________________________________________
(1)Borrowings outstanding under the Discretionary Draw Facility are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the borrowings outstanding under these arrangements are included within Cash flows from financing activities on the condensed consolidated statements of cash flows.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$6,036	$—	$6,036	$—
Interest expense and financing costs, net	105	—	105	—
Supply and Offtake Agreement
Inventory intermediation fees (1)	$11,880	$12,628	$30,918	$26,627
Interest expense and financing costs, net	1,088	1,895	2,872	3,620
Washington Refinery Intermediation Agreement
Inventory intermediation fees	$—	$750	$—	$1,500
Interest expense and financing costs, net	—	3,313	—	5,972
LC Facility due 2024
Interest expense and financing costs, net	$524	$—	$1,142	$—
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $4.6 million for the three and six months ended June 30, 2024. Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $4.6 million and $1.8 million for the three months ended June 30, 2024 and 2023 and $13.5 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively.
Note 10—Other Accrued Liabilities

Other accrued liabilities at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$28,003	$40,533
Environmental credit obligations (1)	163,990	286,904
Derivative liabilities	33,331	27,725
Deferred revenue	24,014	15,220
Other	35,551	51,380
Total	$284,889	$421,762
___________________________________________________
(1)Please read Note 13—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $160.1 million and $237.6 million as of June 30, 2024 and December 31, 2023, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2024	December 31, 2023
ABL Credit Facility due 2028	$525,000	$115,000
Term Loan Credit Agreement due 2030	543,125	545,875
Other long-term debt	4,431	4,746
Principal amount of long-term debt	1,072,556	665,621
Less: unamortized discount and deferred financing costs	(13,801)	(14,763)
Total debt, net of unamortized discount and deferred financing costs	1,058,755	650,858
Less: current maturities, net of unamortized discount and deferred financing costs	(4,165)	(4,255)
Long-term debt, net of current maturities	$1,054,590	$646,603
As of June 30, 2024 and December 31, 2023, we had $141.7 million and $133.7 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $57.1 million and $56.2 million in surety bonds outstanding as of June 30, 2024 and December 31, 2023, respectively.
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, in connection with the Billings Acquisition, we entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”). On March 22, 2024, we entered into the Third Amendment (the “Third Amendment”) to the ABL Credit Facility. The Third Amendment provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $1.4 billion, (ii) future incremental increases up to $400 million, (iii) the joinder of PHR to the ABL Credit Facility as a Borrower and (iv) certain other amendments to the ABL Credit Facility to permit a new intermediation facility in favor of PHR. We recorded deferred financing costs of $3.8 million related to the Third Amendment that will be amortized over the remaining term of the ABL Credit Facility. On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of June 30, 2024, the ABL Credit Facility had $525 million outstanding in revolving loans, and a borrowing base of approximately $1.0 billion.
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
On April 8, 2024, the Term Loan Credit Agreement was amended by the Amendment No. 1 to Term Loan Credit Agreement (“Amendment No. 1 to Term Loan Credit Agreement”). Amendment No. 1 to Term Loan Credit Agreement provided for, among other things, (i) a reduction in the Applicable Margin under the Term Loan Credit Agreement by 50 basis points, such that base rate loans and SOFR loans will bear interest at the applicable base rate plus 2.75% and 3.75%, respectively, and (ii) the elimination of the Term SOFR Adjustment of 10 basis points with respect to loans under the Term Loan Credit Agreement.
The Term Loan Credit Agreement requires quarterly payments of $1.4 million on the last business day of each March, June, September and December, commencing on June 30, 2023, with the balance due upon maturity. The Term Loan Credit Agreement matures on February 28, 2030.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

7.75% Senior Secured Notes
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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2024, we were in compliance with all of our debt instruments.
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
For the Interim Periods Ended June 30, 2024 and 2023

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
Our open futures and over-the-counter (“OTC”) swaps expire in April 2025. At June 30, 2024, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	11,735	(11,996)	(261)
Swaps	19,994	(28,146)	(8,152)
Total	31,729	(40,142)	(8,413)
At June 30, 2024, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of June 30, 2024:

	2024	2025
Total open option collars	1,128	90
Weighted-average strike price - floor (in dollars)	$63.46	$62.75
Weighted-average strike price - ceiling (in dollars)	$86.48	$90.00
Earliest commencement date	July 2024	January 2025
Furthest expiry date	December 2024	March 2025
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of June 30, 2024. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. We pay variable interest quarterly until the three month SOFR reaches the floor. If the three month SOFR is between the floor and the cap, no payment is due to either party. If the three month SOFR is greater than the cap, the counterparty pays us. The interest rate collar transaction expires on May 31, 2026.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2024 and December 31, 2023, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2024	December 31, 2023
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$8,926	$43,356
Commodity derivatives (2)	Other accrued liabilities	(30,444)	(530)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	—	(392)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	(409)	—
Interest rate derivatives	Other long-term assets	61	—
Interest rate derivatives	Other liabilities	—	(821)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

_________________________________________________________
(1)Does not include cash collateral of $2.4 million and $21.8 million recorded in Prepaid and other current assets as of June 30, 2024 and December 31, 2023, respectively, and $9.5 million in Other long-term assets as of December 31, 2023. As of June 30, 2024, we had no cash collateral recorded in Other long-term assets. Does not include $15.6 million recorded in Prepaid and other current assets as of June 30, 2024 related to realized derivatives receivable.
(2)Does not include $2.9 million and $27.2 million recorded in Other accrued liabilities as of June 30, 2024 and December 31, 2023, respectively, related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2024	2023	2024	2023
Commodity derivatives	Cost of revenues (excluding depreciation)	$(10,567)	$(6,104)	$(37,297)	$(6,728)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	22,869	(7,852)	1,053	5,528
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	(409)	—	(409)	—
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	—	20,490	—	3,467
Interest rate derivatives	Interest expense and financing costs, net	37	543	881	543
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
For the Interim Periods Ended June 30, 2024 and 2023

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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at June 30, 2024, or December 31, 2023. Please read Note 12—Derivatives for further information on derivatives.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2024, and December 31, 2023, are presented gross in the tables below (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$61,947	$120,617	$—	$182,564	$(173,638)	$8,926
Interest rate derivatives	—	61	—	61	—	61
Total	$61,947	$120,678	$—	$182,625	$(173,638)	$8,987

Liabilities
Commodity derivatives	$(53,445)	$(150,637)	$—	$(204,082)	$173,638	$(30,444)
Citi repurchase obligation derivative	—	—	(409)	(409)	—	(409)
Gross environmental credit obligations (2) (3)	—	(10,352)	—	(10,352)	—	(10,352)
Total liabilities	$(53,445)	$(160,989)	$(409)	$(214,843)	$173,638	$(41,205)

	December 31, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$100,074	$175,191	$—	$275,265	$(231,909)	$43,356

Liabilities
Commodity derivatives	$(92,417)	$(140,022)	$—	$(232,439)	$231,909	$(530)
J. Aron repurchase obligation derivative	—	—	(392)	(392)	—	(392)
Interest rate derivatives	—	(821)	—	(821)	—	(821)
Gross environmental credit obligations (2) (3)	—	(54,245)	—	(54,245)	—	(54,245)
Total liabilities	$(92,417)	$(195,088)	$(392)	$(287,897)	$231,909	$(55,988)
_________________________________________________________
(1)Does not include cash collateral of $2.4 million and $31.3 million as of June 30, 2024 and December 31, 2023, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $179.3 million and $237.6 million included in Inventories and Other long-term assets on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of June 30, 2024 and December 31, 2023, respectively.
(3)Does not include environmental liabilities of $206.5 million and $232.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities and Other liabilities on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, at beginning of period	$(22,208)	$(5,979)	$(392)	$2,279
Settlements	(661)	(12,243)	(661)	(16,858)
Total losses included in earnings (1)	22,460	12,638	644	8,995
Balance, at end of period	$(409)	$(5,584)	$(409)	$(5,584)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$525,000	$525,000
Term Loan Credit Agreement due 2030 (1)	529,324	544,483
Other long-term debt (1)	4,431	4,111

	December 31, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$115,000	$115,000
Term Loan Credit Agreement due 2030 (1)	531,112	545,875
Other long-term debt (1)	4,746	4,387
_________________________________________________________
(1)The fair value measurements of the Term Loan Credit Agreement and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
(2)The fair value measurements of the ABL Credit Facility are considered Level 3 measurements in the fair value hierarchy.
The fair values of the Term Loan Credit Agreement and Other long-term debt were determined using a market approach based on quoted prices and the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.
The carrying value of our ABL Credit Facility was determined to approximate fair value as of June 30, 2024. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease term, and weighted average discount rate as of June 30, 2024, and December 31, 2023 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Finance	Property, plant, and equipment	$30,136	$28,264
Finance	Accumulated amortization	(13,345)	(12,212)
Finance	Property, plant, and equipment, net	$16,791	$16,052
Operating	Operating lease right-of-use (“ROU”) assets	349,192	346,454
Total right-of-use assets		$365,983	$362,506

Liabilities
Current
Finance	Other accrued liabilities	$1,998	$1,820
Operating	Operating lease liabilities	69,662	72,833
Long-term
Finance	Finance lease liabilities	12,411	12,438
Operating	Operating lease liabilities	289,436	282,517
Total lease liabilities		$373,507	$369,608

Weighted-average remaining lease term (in years)
Finance		10.50	11.02
Operating		8.29	8.67
Weighted-average discount rate
Finance		7.08%	8.04%
Operating		7.30%	7.24%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (income) type	2024	2023	2024	2023
Finance lease cost
Amortization of finance lease ROU assets	$590	$473	$1,134	$946
Interest on lease liabilities	255	145	499	292
Operating lease cost	26,550	24,421	52,367	48,290
Variable lease cost	1,451	3,121	3,413	4,563
Short-term lease cost	2,018	2,869	4,076	5,496
Net lease cost	$30,864	$31,029	$61,489	$59,587

Operating lease income (1)	$(1,035)	$(3,848)	$(4,900)	$(7,275)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2024	2023
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$858	$899
Operating cash flows from finance leases	478	287
Operating cash flows from operating leases	51,490	48,594
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,619	944
ROU assets obtained in exchange for new operating lease liabilities	42,058	16,684
ROU assets terminated in exchange for release from operating lease liabilities	—	—
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2024 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2024 (1)	$1,468	$51,809	$53,277
2025	3,094	77,943	81,037
2026	2,620	71,469	74,089
2027	2,400	61,543	63,943
2028	1,559	56,892	58,451
2029	1,179	16,385	17,564
Thereafter	8,445	119,920	128,365
Total lease payments	20,765	455,961	476,726
Less amount representing interest	(6,356)	(96,863)	(103,219)
Present value of lease liabilities	$14,409	$359,098	$373,507
_________________________________________________________
(1)Represents the period from July 1, 2024 to December 31, 2024.
Additionally, we have $9.3 million in future undiscounted cash flows for operating leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
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
For the Interim Periods Ended June 30, 2024 and 2023

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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2024, we have accrued $13.6 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended June 30, 2024 and 2023

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
Note 16—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of shares of our common stock with no specified end date. On August 2, 2023, the Board expanded the share repurchase authorization from $50 million to $250 million. During the three and six months ended June 30, 2024, 2,209 thousand and 3,115 thousand shares were repurchased under this share repurchase program for $67.1 million and $99.5 million, respectively. The repurchased shares were retired by the Company upon receipt. During the three and six months ended June 30, 2023, 110 thousand shares were repurchased under this share repurchase program for $2.6 million. As of June 30, 2024, there was $83.2 million of authorization remaining under this share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted Stock Awards	$2,105	$2,656	$6,301	$4,052
Restricted Stock Units	497	477	3,218	984
Stock Option Awards	279	523	9,772	937
On February 27, 2024, William Pate, Chief Executive Officer (“CEO”), announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the six months June 30, 2024, we recorded a total of $13.1 million stock-based compensation expenses resulting from the equity awards modifications.
During the three and six months ended June 30, 2024, we granted 9 thousand and 269 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.3 million and $10.5 million, respectively. As of June 30, 2024, there were approximately $16.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

During the three and six months ended June 30, 2024, we granted 350 thousand stock option awards with a weighted-average exercise price of $30.80 per share. As of June 30, 2024, there were approximately $6.6 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 4.7 years.
During the six months ended June 30, 2024, we granted 64 thousand performance restricted stock units to executive officers; no grants were made for the three months ended June 30, 2024. These performance restricted stock units had a fair value of approximately $2.5 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2024, there were approximately $3.1 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.
Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$18,638	$30,013	$14,887	$267,903
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$18,638	$30,013	$14,887	$267,903

Basic weighted-average common stock shares outstanding	57,239	60,399	57,936	60,255
Plus: dilutive effects of common stock equivalents	806	594	466	765
Diluted weighted-average common stock shares outstanding	58,045	60,993	58,402	61,020

Basic income per common share	$0.33	$0.50	$0.26	$4.45
Diluted income per common share	$0.32	$0.49	$0.25	$4.39

Diluted income per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	324	321	228	254
Shares of stock options	238	108	119	54
Note 18—Income Taxes
Effective in the first quarter of 2024, we began calculating our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes and we no longer apply the exception that allowed the use of the year-to-date effective tax rate method. We believe the change in this calculation is appropriate as it allows us to reliably calculate the estimated annual effective tax rate due to our sustained profitability and confidence in future earnings.
Our effective tax rate for the three and six months ended June 30, 2024, differs from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation.
For the three and six months ended June 30, 2023, our effective tax rate differed from the statutory rates primarily as a result of our various state income tax apportionment factors, equity compensation, and the recording of a valuation allowance.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,957,273	$72,475	$152,842	$(165,122)	$2,017,468
Cost of revenues (excluding depreciation)	1,779,810	44,278	111,244	(165,135)	1,770,197
Operating expense (excluding depreciation)	116,509	4,701	22,870	—	144,080
Depreciation and amortization	21,691	7,193	2,675	585	32,144
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	(1,943)	(1,801)	—	—	(3,744)
Acquisition and integration costs	—	—	—	(152)	(152)
Par West redevelopment and other costs	—	—	—	3,071	3,071
Loss on sale of assets, net	—	63	—	—	63
Operating income (loss)	$41,206	$18,041	$16,053	$(26,659)	$48,641
Interest expense and financing costs, net					(20,434)
Debt extinguishment and commitment costs					(1,418)
Other expense, net					(124)
Equity losses from Laramie Energy, LLC					(1,360)
Income before income taxes					25,305
Income tax expense					(6,667)
Net income					$18,638

Capital expenditures	$29,763	$4,653	$1,528	$946	$36,890

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Three Months Ended June 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,708,541	$64,709	$148,396	$(137,719)	$1,783,927
Cost of revenues (excluding depreciation)	1,567,605	35,788	109,168	(137,755)	1,574,806
Operating expense (excluding depreciation)	76,971	3,596	21,276	—	101,843
Depreciation and amortization	19,826	5,059	2,732	599	28,216
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	7,273	7,273
Par West redevelopment and other costs	—	—	—	2,613	2,613
Operating income (loss)	$44,139	$20,691	$15,220	$(33,617)	$46,433
Interest expense and financing costs, net					(14,909)
Debt extinguishment and commitment costs					38
Other income, net					379
Income before income taxes					31,941
Income tax expense					(1,928)
Net income					$30,013

Capital expenditures	$6,301	$7,124	$3,104	$987	$17,516
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $165.1 million and $137.7 million for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,883,889	$144,317	$292,976	$(322,879)	$3,998,303
Cost of revenues (excluding depreciation)	3,539,205	87,075	214,296	(322,901)	3,517,675
Operating expense (excluding depreciation)	242,977	8,513	45,850	—	297,340
Depreciation and amortization	43,961	13,968	5,791	1,080	64,800
Loss (gain) on sale of assets, net	—	124	(10)	—	114
General and administrative expense (excluding depreciation)	—	—	—	64,923	64,923
Equity earnings from refining and logistics investments	(6,060)	(3,778)	—	—	(9,838)
Acquisition and integration costs	—	—	—	91	91
Par West redevelopment and other costs	—	—	—	5,042	5,042
Operating income (loss)	$63,806	$38,415	$27,049	$(71,114)	$58,156
Interest expense and financing costs, net					(38,318)
Debt extinguishment and commitment costs					(1,418)
Other expense, net					(2,700)
Equity earnings from Laramie Energy, LLC					3,203
Income before income taxes					18,923
Income tax expense					(4,036)
Net income					$14,887

Capital expenditures	$46,059	$9,423	$2,828	$1,222	$59,532

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2024 and 2023

Six Months Ended June 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$3,323,953	$117,097	$283,968	$(255,882)	$3,469,136
Cost of revenues (excluding depreciation)	2,845,275	67,087	207,396	(255,932)	2,863,826
Operating expense (excluding depreciation)	135,853	7,043	42,067	—	184,963
Depreciation and amortization	35,549	10,093	5,811	1,123	52,576
General and administrative expense (excluding depreciation)	—	—	—	42,454	42,454
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	12,544	12,544
Par West redevelopment and other costs	—	—	—	5,363	5,363
Operating income (loss)	$307,276	$33,299	$28,694	$(61,434)	$307,835
Interest expense and financing costs, net					(31,159)
Debt extinguishment and commitment costs					(17,682)
Other income, net					344
Equity earnings from Laramie Energy, LLC					10,706
Income before income taxes					270,044
Income tax expense					(2,141)
Net income					$267,903

Capital expenditures	$13,955	$8,005	$7,254	$1,515	$30,729
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $322.9 million and $255.9 million for the six months ended June 30, 2024 and 2023, respectively.

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
Recent Events Affecting Comparability of Periods
Crude oil pricing increased in the first half of 2024 compared to the first half of 2023. Brent crude oil pricing averaged $85.03 per barrel in the first half of 2024 compared to $77.73 per barrel in the first half of 2023. Average U.S. retail gasoline prices remained relatively stable from $3.59 per gallon in the first half of 2023 to $3.52 per gallon in the first half of 2024. Refined product crack spreads in the first half of 2024 decreased as compared to the first half of 2023. The U.S. Energy Information Administration (“EIA”) in its June 2024 short term energy outlook forecasts average Brent crude oil pricing of $85 per barrel in the second half of 2024 due to strong global inventory draws in the first half of 2024 driven by less Organization of the Petroleum Exporting Countries (“OPEC”) production. In 2023, OPEC announced several voluntary production cuts. Russia announced on February 10, 2023, that it would cut its oil production by 500,000 barrels a day (5% of its output), as a response to imposed sanctions on the country’s oil trade. In June 2023, OPEC extended oil output cuts of 3.66 million barrels a day, or about 5% of daily global demand, until the end of 2024, including a Russian cut in oil exports of 300,000 barrels a day until the end of 2023. In November 2023 OPEC announced additional voluntary production cuts of 1.7 million barrels a day, thus totaling about 2.2 million barrels a day, from January through March 2024. On March 3, 2024, OPEC announced an extension of its November 2023 voluntary production cut through June 2024, driving down supply, as demand increases due to spring and summer travel seasons in the Northern Hemisphere. On June 2, 2024, OPEC agreed to extend the latest cut of 2.2 million barrels a day until the end of September and gradually phase it out from October on a monthly basis. Additionally, geopolitical tensions in the Middle East and the Red Sea region continued to escalate in the first half of 2024 putting upward pressure on prices. The overall effect of these conflicts and associated actions taken to limit the purchase of Russian petroleum products impacted freight movements and raised the operating costs of many European and other refineries. Energy prices are, among other factors, indicators of inflation. The overall energy price index increased 4.3% year over year as of June 30, 2024. While inflation has worsened relative to the prior year, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations in the first half of 2024. Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.
Results of Operations
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Net Income. Our financial results for the second quarter of 2024 declined from net income of $30.0 million for the three months ended June 30, 2023 to $18.6 million for the three months ended June 30, 2024. The decrease was primarily driven by a $5.5 million increase in interest expense and financing costs, net, a $4.7 million increase in income tax expense, a $2.9 million decrease in our refining segment operating income, a $2.7 million decrease in our logistics segment operating income, a $1.5 million increase in debt extinguishment and commitment costs, and a $1.4 million decrease in equity earnings from Laramie Energy, LLC, partially offset by a $7.4 million decrease in acquisition and integration expenses related to our Billings Acquisition. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the three months ended June 30, 2024, Adjusted EBITDA was $81.6 million compared to $150.8 million for the three months ended June 30, 2023. The $69.2 million decrease was primarily related to a $42.3 million increase in operating expenses and a decrease of $29.0 million in refining segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the three months ended June 30, 2024, Adjusted Net Income was $28.5 million compared to $105.0 million for the three months ended June 30, 2023. The decline was primarily related to the factors described above for the decrease in Adjusted EBITDA, an increase of $5.0 million in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), and an increase of $3.9 million of D&A, partially offset by a cash distribution of $1.5 million received from Laramie Energy, LLC in the second quarter of 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Net Income. Our financial results declined from net income of $267.9 million for the six months ended June 30, 2023 to $14.9 million for the six months ended June 30, 2024. The decrease was driven by a $243.5 million decrease in refining segment operating income, a $22.5 million increase in general and administrative expenses, and a $1.6 million decrease in retail segment operating income, partially offset by a $12.5 million decrease in acquisitions and integration expenses related to our Billings Acquisition and a $5.1 million increase in logistics segment operating income. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the six months ended June 30, 2024, Adjusted EBITDA was $176.3 million compared to $318.5 million for the six months ended June 30, 2023. The $142.2 million decrease was primarily related to a $112.3 million increase in operating expenses and a decrease of $33.5 million in our refining segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the six months ended June 30, 2024, Adjusted Net Income was $70.2 million compared to $242.5 million for the six months ended June 30, 2023. The decline was primarily related to the same factors described above for the decrease in Adjusted EBITDA, an increase of $12.2 million of D&A, a decrease of $9.2 million of cash distributions received from Laramie Energy, LLC, and an increase of $7.5 million of interest expense and financing costs, excluding unrealized interest rate derivative losses (gains) .
The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$2,017,468	$1,783,927	$233,541	13%
Cost of revenues (excluding depreciation)	1,770,197	1,574,806	195,391	12%
Operating expense (excluding depreciation)	144,080	101,843	42,237	41%
Depreciation and amortization	32,144	28,216	3,928	14%
General and administrative expense (excluding depreciation)	23,168	23,168	—	—%
Equity earnings from refining and logistics investments	(3,744)	(425)	(3,319)	(781)%
Acquisition and integration costs	(152)	7,273	(7,425)	(102)%
Par West redevelopment and other costs	3,071	2,613	458	18%
Loss on sale of assets, net	63	—	63	NM (1)
Total operating expenses	1,968,827	1,737,494
Operating income	48,641	46,433
Other income (expense)
Interest expense and financing costs, net	(20,434)	(14,909)	(5,525)	37%
Debt extinguishment and commitment costs	(1,418)	38	(1,456)	(3,832)%
Other income (expense), net	(124)	379	(503)	(133)%
Equity earnings (losses) from Laramie Energy, LLC	(1,360)	—	(1,360)	NM (1)
Total other expense, net	(23,336)	(14,492)
Income before income taxes	25,305	31,941
Income tax expense	(6,667)	(1,928)	(4,739)	246%
Net income	$18,638	$30,013

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$3,998,303	$3,469,136	$529,167	15%
Cost of revenues (excluding depreciation)	3,517,675	2,863,826	653,849	23%
Operating expense (excluding depreciation)	297,340	184,963	112,377	61%
Depreciation and amortization	64,800	52,576	12,224	23%
General and administrative expense (excluding depreciation)	64,923	42,454	22,469	53%
Equity earnings from refining and logistics investments	(9,838)	(425)	(9,413)	(2,215)%
Acquisition and integration costs	91	12,544	(12,453)	(99)%
Par West redevelopment and other costs	5,042	5,363	(321)	(6)%
Loss on sale of assets, net	114	—	114	NM (1)
Total operating expenses	3,940,147	3,161,301
Operating income	58,156	307,835
Other income (expense)
Interest expense and financing costs, net	(38,318)	(31,159)	(7,159)	23%
Debt extinguishment and commitment costs	(1,418)	(17,682)	16,264	(92)%
Other income (expense), net	(2,700)	344	(3,044)	(885)%
Equity earnings from Laramie Energy, LLC	3,203	10,706	(7,503)	(70)%
Total other expense, net	(39,233)	(37,791)
Income before income taxes	18,923	270,044
Income tax expense	(4,036)	(2,141)	(1,895)	89%
Net income	$14,887	$267,903
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2024 and 2023 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,957,273	$72,475	$152,842	$(165,122)	$2,017,468
Cost of revenues (excluding depreciation)	1,779,810	44,278	111,244	(165,135)	1,770,197
Operating expense (excluding depreciation)	116,509	4,701	22,870	—	144,080
Depreciation and amortization	21,691	7,193	2,675	585	32,144
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	(1,943)	(1,801)	—	—	(3,744)
Acquisition and integration costs	—	—	—	(152)	(152)
Par West redevelopment and other costs	—	—	—	3,071	3,071
Loss on sale of assets, net	—	63	—	—	63
Operating income (loss)	$41,206	$18,041	$16,053	$(26,659)	$48,641

Three months ended June 30, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,708,541	$64,709	$148,396	$(137,719)	$1,783,927
Cost of revenues (excluding depreciation)	1,567,605	35,788	109,168	(137,755)	1,574,806
Operating expense (excluding depreciation)	76,971	3,596	21,276	—	101,843
Depreciation and amortization	19,826	5,059	2,732	599	28,216
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	7,273	7,273
Par West redevelopment and other costs	—	—	—	2,613	2,613
Operating income (loss)	$44,139	$20,691	$15,220	$(33,617)	$46,433
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $165.1 million and $137.7 million for the three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,883,889	$144,317	$292,976	$(322,879)	$3,998,303
Cost of revenues (excluding depreciation)	3,539,205	87,075	214,296	(322,901)	3,517,675
Operating expense (excluding depreciation)	242,977	8,513	45,850	—	297,340
Depreciation and amortization	43,961	13,968	5,791	1,080	64,800
Loss (gain) on sale of assets, net	—	124	(10)	—	114
General and administrative expense (excluding depreciation)	—	—	—	64,923	64,923
Equity earnings from refining and logistics investments	(6,060)	(3,778)	—	—	(9,838)
Acquisition and integration costs	—	—	—	91	91
Par West redevelopment and other costs	—	—	—	5,042	5,042
Operating income (loss)	$63,806	$38,415	$27,049	$(71,114)	$58,156

Six months ended June 30, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,323,953	$117,097	$283,968	$(255,882)	$3,469,136
Cost of revenues (excluding depreciation)	2,845,275	67,087	207,396	(255,932)	2,863,826
Operating expense (excluding depreciation)	135,853	7,043	42,067	—	184,963
Depreciation and amortization	35,549	10,093	5,811	1,123	52,576
General and administrative expense (excluding depreciation)	—	—	—	42,454	42,454
Equity earnings from refining and logistics investments	—	(425)	—	—	(425)
Acquisition and integration costs	—	—	—	12,544	12,544
Par West redevelopment and other costs	—	—	—	5,363	5,363
Operating income (loss)	$307,276	$33,299	$28,694	$(61,434)	$307,835
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $322.9 million and $255.9 million for the six months ended June 30, 2024 and 2023, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	179.8	162.3	180.0	147.7
Refined product sales volume (Mbpd) (1)	191.2	168.8	192.0	159.1

Hawaii Refinery
Feedstocks Throughput (Mbpd)	81.0	84.1	80.2	80.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.3%	26.8%	26.2%	26.8%
Distillates	37.9%	41.0%	38.0%	40.1%
Fuel oils	30.0%	28.2%	32.0%	28.8%
Other products	1.4%	0.8%	0.1%	1.2%
Total yield	96.6%	96.8%	96.3%	96.9%

Refined product sales volume (Mbpd)	82.2	87.2	84.9	88.8

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$10.07	$12.08	$12.02	$15.41
Production costs per bbl ($/throughput bbl) (3)	4.50	4.33	4.67	4.43
D&A per bbl ($/throughput bbl)	0.57	0.67	0.58	0.70

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	37.7	62.6	45.1	62.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	56.6%	46.3%	51.3%	46.3%
Distillates	25.2%	29.3%	29.6%	29.3%
Asphalt	6.9%	13.3%	8.7%	13.3%
Other products	5.0%	6.1%	4.5%	6.1%
Total yield	93.7%	95.0%	94.1%	95.0%

Refined product sales volume (Mbpd) (1)	48.2	59.3	49.9	59.3

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$16.89	$30.98	$15.20	$30.98
Production costs per bbl ($/throughput bbl) (3)	16.18	8.07	14.09	8.07
D&A per bbl ($/throughput bbl)	1.84	1.85	1.59	1.85

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Washington Refinery
Feedstocks Throughput (Mbpd)	41.2	40.9	36.3	40.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.7%	24.0%	24.2%	23.8%
Distillates	34.4%	34.8%	34.0%	34.6%
Asphalt	18.0%	19.5%	19.3%	19.0%
Other products	20.0%	18.3%	19.1%	18.7%
Total yield	97.1%	96.6%	96.6%	96.1%

Refined product sales volume (Mbpd)	40.2	44.8	38.2	42.8

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$4.67	$6.37	$5.30	$8.66
Production costs per bbl ($/throughput bbl) (3)	3.66	3.98	4.70	4.11
D&A per bbl ($/throughput bbl)	1.83	1.82	2.09	1.81

Wyoming Refinery
Feedstocks Throughput (Mbpd)	19.9	16.7	18.4	16.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	44.3%	43.7%	46.8%	45.6%
Distillates	48.9%	48.7%	47.6%	47.3%
Fuel oils	2.2%	2.6%	2.1%	2.5%
Other products	3.1%	2.5%	2.1%	1.7%
Total yield	98.5%	97.5%	98.6%	97.1%

Refined product sales volume (Mbpd)	20.6	17.3	19.0	17.7

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$14.74	$20.56	$14.83	$24.05
Production costs per bbl ($/throughput bbl) (3)	7.08	8.30	7.46	7.85
D&A per bbl ($/throughput bbl)	2.36	2.93	2.56	2.85

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (4)	$12.49	$13.72	$15.58	$17.45
RVO Adjusted Pacific Northwest 3-1-1-1 (5)	22.54	25.13	21.51	25.21
RVO Adjusted USGC 3-2-1 (6)	17.93	21.65	19.63	24.09

Crude Oil Prices (average $ per barrel)
Brent	$85.03	$77.73	$83.39	$79.90
WTI	80.66	73.56	78.78	74.77
ANS	86.42	78.26	83.87	78.63
Bakken Clearbrook	79.95	75.37	77.13	77.25
WCS Hardisty	67.21	60.07	63.33	58.38
Brent M1-M3	1.30	0.44	1.18	0.48

________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Montana refinery for the three and six months ended June 30, 2023 are calculated based on the 30-day period for which we owned the Montana refinery during the three and six months ended June 30, 2023. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2023, plus the Montana refinery’s throughput or sales volumes averaged over the period from June 1, 2023, to June 30, 2023. The 2024 amounts for the total refining segment represent the sum of the Hawaii, Montana, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three and six months ended June 30, 2024.
(2)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method.
(3)Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our condensed consolidated statements of operations, which also includes costs related to our bulk marketing operations and severance costs.
(4)We believe the 3-1-2 Singapore Crack Spread (or three barrels of Brent crude oil converted into one barrel of gasoline and two barrels of distillates (diesel and jet fuel)) is the most representative market indicator for our operations in Hawaii.
(5)We believe the RVO Adjusted Pacific Northwest 3-1-1-1 (or three barrels of WTI crude oil converted into one barrel of Pacific Northwest gasoline, one barrel of Pacific Northwest ULSD and one barrel of USGC VGO, less 100% of the RVO cost for gasoline and ULSD) is the most representative market indicator for our operations in Washington.
(6)We believe the RVO Adjusted USGC 3-2-1 (or three barrels of WTI crude oil converted into two barrels of USGC gasoline and one barrel of USGC ULSD, less 100% of the RVO cost) is the most representative market indicator for our operations in Montana and Wyoming.
Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail Segment
Retail sales volumes (thousands of gallons)	30,523	29,373	59,953	56,572
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2024	Refining	Logistics	Retail
Operating income	$41,206	$18,041	$16,053
Operating expense (excluding depreciation)	116,509	4,701	22,870
Depreciation and amortization	21,691	7,193	2,675
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	661	761	—
Inventory valuation adjustment	(21,101)	—	—
Environmental obligation mark-to-market adjustments	(3,504)	—	—
Unrealized loss on derivatives	21,141	—	—
Loss on sale of assets, net	—	63	—
Adjusted Gross Margin (1)	$176,603	$30,759	$41,598

Three months ended June 30, 2023	Refining	Logistics	Retail
Operating income	$44,139	$20,691	$15,220
Operating expense (excluding depreciation)	76,971	3,596	21,276
Depreciation and amortization	19,826	5,059	2,732
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	207	—
Inventory valuation adjustment	33,118	—	—
Environmental obligation mark-to-market adjustments	9,343	—	—
Unrealized loss on derivatives	22,178	—	—
Adjusted Gross Margin (1)	$205,575	$29,553	$39,228

Six months ended June 30, 2024	Refining	Logistics	Retail
Operating income	$63,806	$38,415	$27,049
Operating expense (excluding depreciation)	242,977	8,513	45,850
Depreciation and amortization	43,961	13,968	5,791
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	1,379	1,689	—
Loss (gain) on sale of assets, net	—	124	(10)
Inventory valuation adjustment	(20,476)	—	—
Environmental obligation mark-to-market adjustments	(13,767)	—	—
Unrealized loss on derivatives	65,833	—	—
Adjusted Gross Margin (1)	$383,713	$62,709	$78,680

Six months ended June 30, 2023	Refining	Logistics	Retail
Operating income	$307,276	$33,299	$28,694
Operating expense (excluding depreciation)	135,853	7,043	42,067
Depreciation and amortization	35,549	10,093	5,811
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	—	207	—
Inventory valuation adjustment	53,976	—	—
Environmental obligation mark-to-market adjustments	(123,958)	—	—
Unrealized loss on derivatives	8,508	—	—
Adjusted Gross Margin (1)	$417,204	$50,642	$76,572
____________________________________________________________________________
(1)For the three and six months ended June 30, 2024 and 2023, there was no impairment expense or LIFO liquidation adjustment recorded in Operating income. For the three and six months ended June 30, 2023, there was no (gain) loss on sale of assets recorded in Operating income.
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
    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$18,638	$30,013	$14,887	$267,903
Inventory valuation adjustment	(21,101)	33,118	(20,476)	53,976
Environmental obligation mark-to-market adjustments	(3,504)	9,343	(13,767)	(123,958)
Unrealized loss on derivatives	21,104	21,635	64,952	7,965
Par West redevelopment and other costs	3,071	2,613	5,042	5,363
Acquisition and integration costs	(152)	7,273	91	12,544
Debt extinguishment and commitment costs	1,418	(38)	1,418	17,682
Changes in valuation allowance and other deferred tax items (1)	6,162	—	3,531	—
Severance costs and other non-operating expense (2)	—	1,070	16,138	1,070
Loss on sale of assets, net	63	—	114	—
Equity earnings from Laramie Energy, LLC, excluding cash distributions	2,845	—	(1,718)	—
Adjusted Net Income (3)	28,544	105,027	70,212	242,545
Depreciation and amortization	32,144	28,216	64,800	52,576
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	20,471	15,452	39,199	31,702
Laramie Energy, LLC cash distributions to Par	(1,485)	—	(1,485)	(10,706)
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	1,422	207	3,068	207
Income tax expense	505	1,928	505	2,141
Adjusted EBITDA (3)	$81,601	$150,830	$176,299	$318,465
________________________________________
(1)For the three and six months ended June 30, 2024, we recognized a non-cash deferred tax expense of $6.2 million and $3.5 million, respectively, related to deferred state and federal tax liabilities. This tax benefit is included in Income tax expense (benefit) on our consolidated statements of operations. For the three and six months ended June 30, 2023, we did not have any adjustments to our valuation allowance and other deferred tax items.
(2)For the six months ended June 30, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $2.3 million for an estimated legal settlement unrelated to current operating activities.
(3)For the three and six months ended June 30, 2024 and 2023, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-

GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during the reporting periods.
Factors Impacting Segment Results
Operating Income
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Refining. Operating income for our refining segment was $41.2 million for the three months ended June 30, 2024, a decrease of $2.9 million compared to operating income of $44.1 million for the three months ended June 30, 2023. The decrease was primarily driven by lower crack spreads across all the refineries in our legacy portfolio and higher feedstock costs, partially offset by an $11.2 million increase related to a full quarter contribution from the Billings Acquisition and an $8.1 million decrease in environmental costs incurred by our legacy refinery portfolio. Please read the Adjusted Gross Margin discussion below for additional information.
Logistics. Operating income for our logistics segment was $18.0 million for the three months ended June 30, 2024, a decrease of $2.7 million compared to $20.7 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease of $3.7 million in third-party contracts and vessel revenue, partially offset by a decrease in vessel and fuel costs of $1.3 million.
Retail. Operating income for our retail segment was $16.1 million for the three months ended June 30, 2024, an increase of $0.9 million compared to $15.2 million for the three months ended June 30, 2023. The increase was primarily due to a $1.2 million increase in fuel margins, and increased merchandise sales of $0.8 million, partially offset by a $1.6 million increase in operating expenses driven by higher employee costs.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Refining. Operating income for our refining segment was $63.8 million for the six months ended June 30, 2024, a decrease of $243.5 million compared to $307.3 million for the six months ended June 30, 2023. The decrease in operating income was primarily driven by:

•	a decrease of $221.0 million related to lower crack spreads at our refineries in our legacy portfolio and
•
an increase of $124.3 million in consolidated environmental costs across all our refineries in our legacy portfolio, primarily associated with RIN settlement gains recorded in 2023 with no similar gains in 2024.

partially offset by:

•	an increase of $98.8 million related to favorable changes in crude oil differentials at our refineries in our legacy portfolio.
Logistics. Operating income for our logistics segment was $38.4 million for the six months ended June 30, 2024, an increase of $5.1 million compared to $33.3 million for the six months ended June 30, 2023. The increase was primarily due to a $7.3 million increase in contribution from the Billings Acquisition logistics assets acquired in June 2023 partially offset by a $2.5 million decrease in third-party contracts for our logistics services. Our legacy logistics portfolio consists of our logistics assets, excluding logistics assets from the Billings Acquisition.
Retail. Operating income for our retail segment was $27.0 million for the six months ended June 30, 2024, a decrease of $1.6 million compared to $28.7 million for the six months ended June 30, 2023. The decrease in operating income was primarily due to higher operating expenses of $3.8 million driven by an increase in employee costs, partially offset by increased merchandise sales of $1.8 million, and a $0.5 million increase related to 6% higher fuel sales volumes in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Adjusted Gross Margin
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Refining. For the three months ended June 30, 2024, our refining Adjusted Gross Margin was $176.6 million, a decrease of $29.0 million compared to $205.6 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease of $29.8 million related to decreased crack spreads across our legacy refining portfolio and a $9.7 million decline in refined product sales volumes primarily from our Hawaii and Washington refineries, partially offset by lower feedstock costs, and $4.7 million lower environmental expenses. Other factors impacting refining results are described below.

•Adjusted Gross Margin for the Hawaii refinery decreased by $2.01 per barrel from $12.08 per barrel during the three months ended June 30, 2023 to $10.07 per barrel during the three months ended June 30, 2024. The decrease in Adjusted Gross Margin was primarily due to declining crack spreads and a 5.7% decrease in refined product sales, partially offset by lower feedstock costs. The Singapore 3-1-2 index declined from $13.72 in the second quarter of 2023 to $12.49 in the second quarter of 2024.
•Adjusted Gross Margin for the Washington refinery decreased by $1.70 per barrel from $6.37 per barrel during the three months ended June 30, 2023 to $4.67 per barrel during the three months ended June 30, 2024. The decrease was primarily due to declining crack spreads, and a 10% decrease in refined product sales, partially offset by lower feedstock costs and favorable environmental costs. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $25.13 in the second quarter of 2023 to $22.54 in the second quarter of 2024.
•Adjusted Gross Margin for the Wyoming refinery decreased by $5.82 per barrel from $20.56 per barrel during the three months ended June 30, 2023 to $14.74 per barrel during the three months ended June 30, 2024, primarily due to lower regional crack spreads, partially offset by a 19% increase in refined product sales, and lower feedstock costs. The RVO Adjusted USGC 3-2-1 index decreased from $21.65 in the second quarter of 2023 to $17.93 in the second quarter of 2024.
Logistics. For the three months ended June 30, 2024, our logistics Adjusted Gross Margin was $30.8 million, an increase of $1.2 million compared to $29.6 million for the three months ended June 30, 2023. The increase is primarily due to a $4.0 million increase in contribution from the Billings Acquisition logistics assets acquired in June 2023, partially offset by a decrease of $1.8 million driven by a 3% reduction in Hawaii throughput.
Retail. For the three months ended June 30, 2024, our retail Adjusted Gross Margin was $41.6 million, an increase of $2.4 million compared to $39.2 million for the three months ended June 30, 2023. The increase was primarily due to 9% higher merchandise sales margins and 4% higher fuel sales volumes in the three months ended June 30, 2024 compared to the comparable period in 2023.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Refining. For the six months ended June 30, 2024, our refining Adjusted Gross Margin was $383.7 million, a decrease of $33.5 million compared to $417.2 million for the six months ended June 30, 2023. The decrease was primarily driven by a $157.3 million decline due to lower crack spreads, and a $27.0 million decrease related to a 5% decline in refined product sales volumes primarily from our Hawaii and Washington refineries, partially offset by increased Adjusted Gross Margin contributed by the Montana refinery of $66.6 million, $44.0 million lower purchased product expenses, $22.1 million benefit due to favorable derivative activities, and $12.7 million lower environmental expenses. Other factors impacting refining results are described below.
•Adjusted Gross Margin for the Hawaii refinery declined by $3.39 per barrel from $15.41 per barrel during the six months ended June 30, 2023 to $12.02 per barrel during the six months ended June 30, 2024, inclusive of 10 days of reduced production for required maintenance in March 2024. The decrease was primarily due to lower crack spreads, and a 4.4% decrease in sales volumes, partially offset by $44.0 million decrease of purchased product costs. The Singapore 3-2-1 index declined from $17.45 in the six months ended June 30, 2023 to $15.58 in the six months ended June 30, 2024.
•Adjusted Gross Margin for the Wyoming refinery decreased by $9.22 from $24.05 per barrel during the six months ended June 30, 2023 to $14.83 per barrel during the six months ended June 30, 2024, primarily due to lower regional crack spreads and higher environmental expenses, partially offset by a 7% increase in refined product sales volumes, a favorable FIFO impact of $9.0 million, and an $8.0 million decline in feedstock costs. The RVO Adjusted USGC 3-2-1 index declined from $24.09 in the six months ended June 30, 2023 to $19.63 in the six months ended June 30, 2024.
•Adjusted Gross Margin for the Washington refinery decreased by $3.36 per barrel from $8.66 per barrel during the six months ended June 30, 2023 to $5.30 per barrel during the six months ended June 30, 2024, inclusive of a 15-day planned maintenance event in March 2024. The decrease was primarily due to declining crack spreads and an 11% decrease in refined product sales, partially offset by lower feedstock costs. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $25.21 in the six months ended June 30, 2023 to $21.51 in the six months ended June 30, 2024.

Logistics. For the six months ended June 30, 2024, our logistics Adjusted Gross Margin was $62.7 million, an increase of $12.1 million compared to $50.6 million for the six months ended June 30, 2023. The increase was primarily due to a $14.2 million increased contribution from the Billings Acquisition logistics assets acquired in June 2023 partially offset by an increase in cost of sales driven by $1.3 million of higher fees and variable expenses.
Retail. For the six months ended June 30, 2024, our retail Adjusted Gross Margin was $78.7 million, an increase of $2.1 million compared to $76.6 million for the six months ended June 30, 2023. The increase was primarily due to a 2% increase in merchandise sales. Other factors impacting results include a 6% increase in fuel sales volumes and a 34% decrease in fuel margins.
Discussion of Consolidated Results
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Revenues. For the three months ended June 30, 2024, revenues were $2.0 billion, a $0.2 billion increase compared to $1.8 billion for the three months ended June 30, 2023. The increase was primarily due to a $0.3 billion increased contribution from the Billings Acquisition, which closed June 1, 2023, and $0.1 billion due to higher crude oil prices discussed below, partially offset by a 4% decrease in refining sales volumes primarily driven by our Hawaii and Washington refinery operations during the quarter and a decrease in average product crack spreads also discussed below. Average WTI crude oil prices increased 10% and average Brent crude oil prices increased 9% as compared to the prior period. The RVO Adjusted USGC 3-2-1, RVO Adjusted Pacific Northwest 3-1-1-1, and 3-1-2 Singapore Crack Spread declined 17%, 10%, and 9%, respectively, compared to the second quarter of 2023. Please read our key operating statistics for further information. Revenues at our retail segment increased $4.4 million primarily due to a 4% increase in fuel sales volumes.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2024, cost of revenues (excluding depreciation) was $1.8 billion, an increase of $0.2 billion when compared to $1.6 billion for the three months ended June 30, 2023. The increase was primarily driven by a $0.3 billion increased contribution from the Billings Acquisition due to a full quarter under our ownership and higher crude oil prices, partially offset by decreases due to lower refining sales volumes, as discussed above, and lower environmental expenses.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2024, operating expense (excluding depreciation) was $144.1 million, a $42.3 million increase when compared to $101.8 million for the three months ended June 30, 2023. The increase was driven by a $41.1 million increased contribution from the Billings Acquisition.
Depreciation and Amortization. For the three months ended June 30, 2024, D&A was $32.1 million, an increase of $3.9 million compared to $28.2 million for the three months ended June 30, 2023. The increase was primarily driven by the $5.0 million of D&A attributable to the Billings Acquisition, partially offset by a $0.9 million decrease in D&A from our Hawaii Refinery primarily driven by assets that became fully depreciated in the second half of 2023, partially offset by cogeneration equipment in Hawaii and other assets placed into service during the period.
General and Administrative Expense (Excluding Depreciation). For the three months ended June 30, 2024, general and administrative expense (excluding depreciation) was $23.2 million, consistent with $23.2 million for the three months ended June 30, 2023.
Equity earnings from refining and logistics investments. During the three months ended June 30, 2024, Equity earnings from refining and logistics investments, related to YELP and YPLC, were $3.7 million, an increase of $3.3 million compared to $0.4 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $2.3 million and $1.8 million, respectively. During the three months ended June 30, 2023, Equity (earnings) from refining and logistics investments were $0.4 million related to YPLC. There were no equity earnings from YELP for the three months ended June 30, 2023. Please read Note 3—Refining and Logistics Equity Investments for further information.
Acquisition and Integration Expense. During the three months ended June 30, 2024, we incurred an immaterial amount of acquisition and integration costs. For the three months ended June 30, 2023, we incurred $7.3 million of acquisition and integration costs related to the Billings Acquisition, which closed on June 1, 2023. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the three months ended June 30, 2024, Par West redevelopment and other costs were $3.1 million, an increase of $0.5 million compared to $2.6 million for the three months ended June 30, 2023, primarily due to an increase in redevelopment activities.

Interest Expense and Financing Costs, Net. For the three months ended June 30, 2024, our interest expense and financing costs were $20.4 million, an increase of $5.5 million compared to $14.9 million for the three months ended June 30, 2023. The increase was primarily due to a $5.6 million increase in debt costs, mainly driven by higher interest expenses due to higher ABL Credit Facility balances in 2024 to fund certain inventory purchases at our Hawaii refinery and Washington refinery and a $4.0 million decrease in interest income from our investment accounts. The increase was partially offset by a $4.2 million decrease in inventory financing costs due to the termination of the Washington Refinery Intermediation Agreement in the fourth quarter of 2023, and termination of our Supply and Offtake Agreement in the second quarter of 2024. Please read Note 9—Inventory Financing Agreements and Note 11—Debt for further information.
Debt Extinguishment and Commitment Costs. During the three months ended June 30, 2024, we incurred $1.4 million of debt extinguishment and commitment costs related to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. For the three months ended June 30, 2023, we incurred an immaterial amount of debt extinguishment and commitment costs. Please read Note 9—Inventory Financing Agreements, and Note 11—Debt for further information.
Equity earnings (losses) from Laramie Energy, LLC. For the three months ended June 30, 2024, Equity losses from Laramie Energy, LLC were $1.4 million. For the three months ended June 30, 2024, our proportionate share of Laramie Energy’s net loss was $3.0 million, partially offset by $1.6 million of basis difference accretion. There were no equity earnings from our investment in Laramie Energy, LLC, for the three months ended June 30, 2023. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the three months ended June 30, 2024, income tax expense was $6.7 million, an increase of $4.7 million compared to $1.9 million for three months ended June 30, 2023, primarily related to higher apportionment factors in the states in which we pay taxes. For three months ended June 30, 2023, we recorded an income tax expense of $1.9 million primarily related to recording a valuation allowance on our deferred taxes. Please read Note 18—Income Taxes for further discussion.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Revenues. For the six months ended June 30, 2024, revenues were $4.0 billion, a $0.5 billion increase compared to $3.5 billion for the six months ended June 30, 2023. The increase was primarily due to an increase of $0.8 billion in the contribution from the Billings Acquisition, which closed on June 1, 2023. When comparing our legacy refining operations, there were decreases of $0.2 billion in third-party revenues at our refining segment, $0.2 billion related to lower average crack spreads and $0.1 billion related to a 5% decrease in sales volumes primarily from our Hawaii and Washington refineries, partially offset by a $0.1 billion increase due to higher crude oil prices. The RVO Adjusted USGC 3-2-1, RVO Adjusted Pacific Northwest 3-1-1-1, and 3-1-2 Singapore Crack Spread declined 19%, 15%, and 11%, respectively, compared to 2023. Average WTI crude oil prices increased 5% and average Brent crude oil prices increased 4% as compared to the prior period. Revenues at our retail segment increased $9.0 million primarily due to a 6% increase in fuel sales volumes and a $1.2 million increase in merchandise revenue, partially offset by a 3% decrease in fuel prices.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2024, cost of revenues (excluding depreciation) was $3.5 billion, a $0.7 billion increase compared to $2.9 billion for the six months ended June 30, 2023, primarily driven by a $0.7 billion contribution from the Billings Acquisition.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2024, operating expense (excluding depreciation) was $297.3 million, an increase of $112.3 million compared to $185.0 million for the six months ended June 30, 2023. The increase was primarily driven by a $101.8 million increase in the contribution from the Billings Acquisition, coupled with $6.4 million of higher employee costs and a $4.8 million increase in outside services costs, partially offset by $1.9 million of lower utility and maintenance expenses.
Depreciation and Amortization. For the six months ended June 30, 2024, D&A was $64.8 million, an increase of $12.2 million compared to $52.6 million for the six months ended June 30, 2023. The increase was primarily driven by $13.4 million of D&A attributable to the Billings Acquisition, partially offset by a $1.0 million decrease related to catalyst in Hawaii that was fully depreciated in 2023.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2024, general and administrative expense (excluding depreciation) was $64.9 million, an increase of $22.4 million compared to $42.5 million for the six months ended June 30, 2023. The increase was primarily due to a $18.7 million increase in employee costs driven by $13.1 million of stock based compensation expenses related to CEO transition costs in the first quarter of 2024 and an increase of $5.8 million in payroll expenses due to an increase in employee headcount, a $3.1 million increase in IT expenses, and $2.5 million of expenses related to development of our renewable projects.
Equity earnings from refining and logistics investments. For the six months ended June 30, 2024, equity earnings from refining and logistics investments were $9.8 million, an increase of $9.4 million compared to $0.4 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $6.8 million and $3.7 million, respectively. Our proportionate share of YPLC’s net income was $0.4 million for the six months ended June 30, 2023. There were no equity earnings from YELP for the six months ended June 30, 2023. Please read Note 3—Refining and Logistics Equity Investments for additional information.
Acquisition and Integration Expense. During the six months ended June 30, 2024, we incurred an immaterial amount of acquisition and integration costs. For the six months ended June 30, 2023, we incurred $12.5 million of acquisition and integration costs related to the Billings Acquisition, which closed on June 1, 2023. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the six months ended June 30, 2024, Par West redevelopment and other costs were $5.0 million, a decrease of $0.4 million compared to $5.4 million for the six months ended June 30, 2023, associated with the operation and decommissioning of our Par West facility. The decrease was primarily due to a decrease in redevelopment activities.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2024, our interest expense and financing costs were $38.3 million, an increase of $7.1 million compared to $31.2 million for the six months ended June 30, 2023. The increase was primarily due to an $8.7 million increase in debt costs, mainly driven by higher interest expenses due to higher ABL Credit Facility balances in 2024 to fund certain inventory purchases at our Hawaii refinery and Washington refinery, and a $5.1 million decrease in interest income from our investment accounts opened in the first quarter of 2023, offset by a $6.7 million decrease in inventory financing costs, due to the termination of the Washington Refinery Intermediation Agreement in the fourth quarter of 2023, and termination of our Supply and Offtake Agreement in the second quarter of 2024. Please read Note 9—Inventory Financing Agreements, and Note 11—Debt for further information.
Debt Extinguishment and Commitment Costs. During the six months ended June 30, 2024, we incurred $1.4 million of debt extinguishment and commitment costs primarily related to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. For the six months ended June 30, 2023, we incurred debt extinguishment and commitment costs of $17.7 million in connection with the refinancing of our long-term debt in the first quarter of 2023. Please read Note 9—Inventory Financing Agreements, and Note 11—Debt for further information.
Other income (expense), net. For the six months ended June 30, 2024, other expense was $2.7 million, a decrease of $3.0 million compared to $0.3 million of other income for the six months ended June 30, 2023. The decrease was primarily due to $2.3 million of 2024 legal expenses unrelated to operating activities with no similar 2023 expenses.
Equity Earnings from Laramie Energy, LLC. For the six months ended June 30, 2024, Equity earnings from Laramie Energy, LLC were $3.2 million, a decrease of $7.5 million compared to $10.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the accretion of basis difference was $3.2 million, partially offset by our proportionate share of Laramie Energy’s net loss which was immaterial. On April 29, 2024, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. There were no equity earnings from our investment in Laramie Energy, LLC for the six months ended June 30, 2023. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the six months ended June 30, 2024, income tax expense was $4.0 million, an increase of $1.9 million compared to $2.1 million for the six months ended June 30, 2023, primarily related to higher apportionment factors in the states in which we pay taxes. For the six months ended June 30, 2023, we recorded an income tax expense of $2.1 million primarily related to recording a valuation allowance on our deferred taxes. Please read Note 18—Income Taxes for further discussion.

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

	As of June 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$6,807	$172,851	$—	$179,658
Restricted cash	343	—	—	343
Trade accounts receivable	—	486,300	—	486,300
Inventories	—	1,258,337	—	1,258,337
Prepaid and other current assets	4,020	42,363	5,334	51,717
Due from related parties	382,382	—	(382,382)	—
Total current assets	393,552	1,959,851	(377,048)	1,976,355
Property, plant, and equipment
Property, plant, and equipment	24,018	1,614,082	3,956	1,642,056
Less accumulated depreciation and amortization	(17,214)	(506,359)	(3,405)	(526,978)
Property, plant, and equipment, net	6,804	1,107,723	551	1,115,078
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,788	342,404	—	349,192
Refining and logistics equity investments	—	—	88,218	88,218
Investment in Laramie Energy, LLC	—	—	15,997	15,997
Investment in subsidiaries	1,043,405	—	(1,043,405)	—
Intangible assets, net	—	10,009	—	10,009
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	135,022	117,075	252,823
Total assets	$1,451,275	$3,681,687	$(1,196,015)	$3,936,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,165	$—	$4,165
Obligations under inventory financing agreements	—	251,058	—	251,058
Accounts payable	4,426	544,613	1	549,040
Accrued taxes	(25)	52,264	—	52,239
Operating lease liabilities	50	69,612	—	69,662
Other accrued liabilities	(661)	282,072	3,478	284,889
Due to related parties	175,064	201,881	(376,945)	—
Total current liabilities	178,854	1,405,665	(373,466)	1,211,053
Long-term liabilities
Long-term debt, net of current maturities	—	1,054,590	—	1,054,590
Finance lease liabilities	527	16,058	(4,174)	12,411
Operating lease liabilities	8,745	280,691	—	289,436
Other liabilities	(2,631)	160,526	(54,218)	103,677
Total liabilities	185,495	2,917,530	(431,858)	2,671,167
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	568	—	—	568
Additional paid-in capital	875,868	177,505	(177,505)	875,868
Accumulated earnings (deficit)	381,279	580,694	(580,694)	381,279
Accumulated other comprehensive income (loss)	8,065	5,958	(5,958)	8,065
Total stockholders’ equity	1,265,780	764,157	(764,157)	1,265,780
Total liabilities and stockholders’ equity	$1,451,275	$3,681,687	$(1,196,015)	$3,936,947

	As of December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$10,369	$268,711	$27	$279,107
Restricted cash	339	—	—	339
Trade accounts receivable	—	367,249	—	367,249
Inventories	—	1,160,395	—	1,160,395
Prepaid and other current assets	4,767	177,638	—	182,405
Due from related parties	380,159	—	(380,159)	—
Total current assets	395,634	1,973,993	(380,132)	1,989,495
Property, plant, and equipment
Property, plant, and equipment	21,350	1,552,496	3,955	1,577,801
Less accumulated depreciation and amortization	(16,487)	(458,616)	(3,310)	(478,413)
Property, plant, and equipment, net	4,863	1,093,880	645	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,005	339,449	—	346,454
Refining and logistics equity investments	—	—	87,486	87,486
Investment in Laramie Energy, LLC	—	—	14,279	14,279
Investment in subsidiaries	1,070,518	—	(1,070,518)	—
Intangible assets, net	—	10,918	—	10,918
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	65,323	120,606	186,655
Total assets	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,255	$—	$4,255
Obligations under inventory financing agreements	—	594,362	—	594,362
Accounts payable	4,991	386,334	—	391,325
Accrued taxes	—	40,064	—	40,064
Operating lease liabilities	—	72,833	—	72,833
Other accrued liabilities	947	415,468	5,347	421,762
Due to related parties	128,922	232,803	(361,725)	—
Total current liabilities	134,860	1,746,119	(356,378)	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	—	646,603	—	646,603
Finance lease liabilities	—	16,693	(4,255)	12,438
Operating lease liabilities	8,462	274,055	—	282,517
Other liabilities	—	119,618	(57,251)	62,367
Total liabilities	143,322	2,803,088	(417,884)	2,528,526
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	597	—	—	597
Additional paid-in capital	860,797	242,505	(242,505)	860,797
Accumulated earnings (deficit)	465,856	558,581	(558,581)	465,856
Accumulated other comprehensive income (loss)	8,174	6,067	(6,067)	8,174
Total stockholders’ equity	1,335,424	807,153	(807,153)	1,335,424
Total liabilities and stockholders’ equity	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950

	Three Months Ended June 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,017,460	$8	$2,017,468

Operating expenses
Cost of revenues (excluding depreciation)	—	1,770,197	—	1,770,197
Operating expense (excluding depreciation)	—	144,080	—	144,080
Depreciation and amortization	378	31,718	48	32,144

General and administrative expense (excluding depreciation)	4,580	18,587	1	23,168
Equity earnings from refining and logistics investments	—	—	(3,744)	(3,744)
Acquisition and integration costs (2)	—	(152)	—	(152)
Par West redevelopment and other costs	—	3,071	—	3,071
Loss on sale of assets, net	—	63	—	63
Total operating expenses	4,958	1,967,564	(3,695)	1,968,827

Operating income (loss)	(4,958)	49,896	3,703	48,641

Other income (expense)
Interest expense and financing costs, net	(30)	(20,494)	90	(20,434)
Debt extinguishment and commitment costs	—	(1,418)	—	(1,418)
Other income (expense), net	(9)	(114)	(1)	(124)
Equity earnings (losses) from subsidiaries	23,635	—	(23,635)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(1,360)	(1,360)
Total other income (expense), net	23,596	(22,026)	(24,906)	(23,336)

Income (loss) before income taxes	18,638	27,870	(21,203)	25,305
Income tax benefit (expense) (1)	—	(6,960)	293	(6,667)
Net income (loss)	$18,638	$20,910	$(20,910)	$18,638

Adjusted EBITDA	$(4,051)	$80,480	$5,172	$81,601

	Three Months Ended June 30, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,783,875	$52	$1,783,927

Operating expenses
Cost of revenues (excluding depreciation)	—	1,574,806	—	1,574,806
Operating expense (excluding depreciation)	—	101,843	—	101,843
Depreciation and amortization	443	27,727	46	28,216
General and administrative expense (excluding depreciation)	8,459	14,710	(1)	23,168
Equity earnings from refining and logistics investments	—	—	(425)	(425)
Acquisition and integration costs (2)	(5,271)	12,544	—	7,273
Par West redevelopment and other costs	—	2,613	—	2,613
Total operating expenses	3,631	1,734,243	(380)	1,737,494

Operating income	(3,631)	49,632	432	46,433

Other income (expense)
Interest expense and financing costs, net	(18)	(14,982)	91	(14,909)
Debt extinguishment and commitment costs	—	38	—	38
Other income (expense), net	41	337	1	379
Equity earnings (losses) from subsidiaries	34,389	—	(34,389)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	—	—
Total other income (expense), net	34,412	(14,607)	(34,297)	(14,492)

Income (loss) before income taxes	30,781	35,025	(33,865)	31,941
Income tax benefit (expense) (1)	(768)	(8,820)	7,660	(1,928)
Net income (loss)	$30,013	$26,205	$(26,205)	$30,013

Adjusted EBITDA	$(7,942)	$158,086	$686	$150,830

	Six Months Ended June 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,998,291	$12	$3,998,303

Operating expenses
Cost of revenues (excluding depreciation)	—	3,517,675	—	3,517,675
Operating expense (excluding depreciation)	—	297,340	—	297,340
Depreciation and amortization	727	63,978	95	64,800
General and administrative expense (excluding depreciation)	22,365	42,570	(12)	64,923
Equity earnings from refining and logistics investments	—	—	(9,838)	(9,838)
Acquisition and integration costs (2)	—	91	—	91
Par West redevelopment and other costs	—	5,042	—	5,042
Loss on sale of assets, net	—	114	—	114
Total operating expenses	23,092	3,926,810	(9,755)	3,940,147

Operating income (loss)	(23,092)	71,481	9,767	58,156

Other income (expense)
Interest expense and financing costs, net	—	(38,498)	180	(38,318)
Debt extinguishment and commitment costs	—	(1,418)	—	(1,418)
Other income (expense), net	(17)	(2,681)	(2)	(2,700)
Equity earnings (losses) from subsidiaries	37,995	—	(37,995)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	3,203	3,203
Total other income (expense), net	37,978	(42,597)	(34,614)	(39,233)

Income (loss) before income taxes	14,886	28,884	(24,847)	18,923
Income tax benefit (expense) (1)	—	(6,771)	2,735	(4,036)
Net income (loss)	$14,886	$22,113	$(22,112)	$14,887

Adjusted EBITDA	$(13,538)	$176,909	$12,928	$176,299

	Six Months Ended June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,469,072	$64	$3,469,136

Operating expenses
Cost of revenues (excluding depreciation)	—	2,863,826	—	2,863,826
Operating expense (excluding depreciation)	—	184,963	—	184,963
Depreciation and amortization	816	51,666	94	52,576
General and administrative expense (excluding depreciation)	14,309	28,146	(1)	42,454
Equity earnings from refining and logistics investments	—	—	(425)	(425)
Acquisition and integration costs (2)	—	12,544	—	12,544
Par West redevelopment and other costs	—	5,363	—	5,363
Total operating expenses	15,125	3,146,508	(332)	3,161,301

Operating income	(15,125)	322,564	396	307,835

Other income (expense)
Interest expense and financing costs, net	(26)	(31,315)	182	(31,159)
Debt extinguishment and commitment costs	—	(17,682)	—	(17,682)
Other income (expense), net	34	310	—	344
Equity earnings (losses) from subsidiaries	283,933	—	(283,933)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	10,706	10,706
Total other income (expense), net	283,941	(48,687)	(273,045)	(37,791)

Income (loss) before income taxes	268,816	273,877	(272,649)	270,044
Income tax benefit (expense) (1)	(913)	(67,360)	66,132	(2,141)
Net income (loss)	$267,903	$206,517	$(206,517)	$267,903

Adjusted EBITDA	$(13,799)	$331,567	$697	$318,465
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$18,638	$20,910	$(20,910)	$18,638
Inventory valuation adjustment	—	(21,101)	—	(21,101)
Environmental obligation mark-to-market adjustments	—	(3,504)	—	(3,504)
Unrealized loss on derivatives	—	21,104	—	21,104
Acquisition and integration costs	—	(152)	—	(152)
Par West redevelopment and other costs	—	3,071	—	3,071
Debt extinguishment and commitment costs	—	1,418	—	1,418
Severance costs and other non-operating expense (2)	538	(538)	—	—
Loss (gain) on sale of assets, net	—	63	—	63
Equity losses from Laramie Energy, LLC, excluding cash distributions	—	—	2,845	2,845
Depreciation and amortization	378	31,718	48	32,144
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	30	20,531	(90)	20,471
Laramie Energy, LLC cash distributions to Par	—	—	(1,485)	(1,485)
Equity losses (income) from subsidiaries	(23,635)	—	23,635	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,422	1,422
Income tax expense	—	6,960	(293)	6,667
Adjusted EBITDA (1)	$(4,051)	$80,480	$5,172	$81,601

	Three Months Ended June 30, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$30,013	$26,205	$(26,205)	$30,013
Inventory valuation adjustment	—	33,118	—	33,118
Environmental obligation mark-to-market adjustments	—	9,343	—	9,343
Unrealized loss on derivatives	—	21,635	—	21,635
Acquisition and integration costs	(5,271)	12,544	—	7,273
Par West redevelopment and other costs	—	2,613	—	2,613
Debt extinguishment and commitment costs	—	(38)	—	(38)
Severance costs and other non-operating expense (2)	476	594	—	1,070
Depreciation and amortization	443	27,727	46	28,216
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	18	15,525	(91)	15,452
Equity losses (income) from subsidiaries	(34,389)	—	34,389	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	207	207
Income tax expense (benefit)	768	8,820	(7,660)	1,928
Adjusted EBITDA (1)	$(7,942)	$158,086	$686	$150,830

	Six Months Ended June 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$14,886	$22,113	$(22,112)	$14,887
Inventory valuation adjustment	—	(20,476)	—	(20,476)
Environmental obligation mark-to-market adjustments	—	(13,767)	—	(13,767)
Unrealized loss on derivatives	—	64,952	—	64,952
Acquisition and integration costs	—	91	—	91
Par West redevelopment and other costs	—	5,042	—	5,042
Debt extinguishment and commitment costs	—	1,418	—	1,418
Severance costs and other non-operating expense (2)	8,844	7,294	—	16,138
Loss on sale of assets, net	—	114	—	114
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(1,718)	(1,718)
Depreciation and amortization	727	63,978	95	64,800
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	—	39,379	(180)	39,199
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	(1,485)	(1,485)
Equity losses (income) from subsidiaries	(37,995)	—	37,995	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	3,068	3,068
Income tax expense	—	6,771	(2,735)	4,036
Adjusted EBITDA (1)	$(13,538)	$176,909	$12,928	$176,299

	Six Months Ended June 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$267,903	$206,517	$(206,517)	$267,903
Inventory valuation adjustment	—	53,976	—	53,976
Environmental obligation mark-to-market adjustments	—	(123,958)	—	(123,958)
Unrealized loss on derivatives	—	7,965	—	7,965
Acquisition and integration costs	—	12,544	—	12,544
Par West redevelopment and other costs	—	5,363	—	5,363
Debt extinguishment and commitment costs	—	17,682	—	17,682
Severance costs and other non-operating expense (2)	476	594	—	1,070
Depreciation and amortization	816	51,666	94	52,576
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	26	31,858	(182)	31,702
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	(10,706)
Equity losses (income) from subsidiaries	(283,933)	—	283,933	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	207	207
Income tax expense (benefit)	913	67,360	(66,132)	2,141
Adjusted EBITDA (1)	$(13,799)	$331,567	$697	$318,465
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.
(2)For the six months ended June 30, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $2.3 million for an estimated legal settlement unrelated to current operating activities.
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
Our liquidity position as of June 30, 2024 was $520.4 million, consisting of $179.7 million of cash and cash equivalents and $340.8 million of availability under the ABL Credit Facility.
As of June 30, 2024, we had access to the ABL Credit Facility and cash on hand of $179.7 million. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
During the second quarter of 2024 our Supply and Offtake Agreement with J.Aron expired and we entered into an Inventory Intermediation Agreement with Citi. We also early terminated our LC Facility. In the first quarter of 2024, we amended our asset-based loan to permit expanding its capacity from $900 million to $1.4 billion as we planned for the refinancing of our Supply and Offtake Agreement. We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital and turnaround expenditures, working capital, and debt service requirements for the next 12 months. We may seek to raise additional debt or equity capital to fund acquisitions and any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
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
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$20,755	$312,240
Net cash used in investing activities	(57,987)	(626,021)
Net cash provided by (used in) financing activities	(62,213)	13,812
Cash flows for the six months ended June 30, 2024
Net cash provided by operating activities for the six months ended June 30, 2024 was driven primarily by net income of $14.9 million, non-cash charges to operations and non-operating items of approximately $153.2 million, and net cash used for changes in operating assets and liabilities of approximately $147.3 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $64.9 million,
•	depreciation and amortization expenses of $64.8 million, and
•	stock based compensation expenses of $19.5 million.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $114.0 million increase in accounts receivable primarily related to the timing of collections and sales volumes,
•	a $101.3 million increase in inventories primarily related to an increase in refined product, and
•	an increase in deferred turnaround expenditures of $42.2 million driven by planned turnaround for our Montana refinery,

partially offset by:
•
a $54.8 million decreases in prepaid and other expenses primarily related to advances to suppliers for crude purchases utilized in the first half of 2024, and a decrease in collateral for derivative instruments, and

•
a net $52.0 million increase in our accounts payable, other accrued liabilities, and operating lease right-of-use assets and liabilities primarily driven by a $157.7 million increase in accounts payable partially offset by a $101.9 million decrease in environmental credit obligation liabilities.

Net cash used in investing activities for the six months ended June 30, 2024 consisted primarily of:

•	$59.5 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects partially offset by:
•	a $1.5 million cash distribution received from Laramie Energy in the second quarter of 2024.
Net cash used in financing activities was approximately $62.2 million for the six months ended June 30, 2024 and consisted primarily of the following activities:

•
payments of $547.6 million for changes in our deferred payment arrangement and the termination of our inventory financing agreement related to the expiration of our Supply and Offtake Agreement in the second quarter of 2024,

•	net borrowings of debt of $392.8 million primarily driven by activity in our ABL Credit Facility,
•	repurchases of common stock of $103.5 million during the first half of 2024, and
•	deferred loan costs payments of $8.2 million related to the closing of the Inventory Intermediation Agreement, and the upsizing of the ABL Credit Facility,

partially offset by:
•	proceeds of $203.1 million received related to the step-in of the Inventory Intermediation Agreement in the second quarter of 2024.
Cash flows for the six months ended June 30, 2023
Net cash provided by operating activities for the six months ended June 30, 2023, was driven primarily by net income of $267.9 million, non-cash charges to operations and non-operating items of approximately $76.1 million, and net cash used for changes in operating assets and liabilities of approximately $31.8 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $52.6 million,
•	debt commitment and extinguishment costs of $17.7 million,
•	unrealized loss on derivatives contracts of $7.6 million, and
•	stock based compensation costs of $6.1 million,

partially offset by:
•	a gain of $10.7 million from our equity investment in Laramie Energy.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an increase in our accounts receivable due to the Billings Acquisition,
•	a decrease in gross environmental credit obligations primarily related to retirements of a portion of our prior year obligations, partially offset by increase period obligations, and
•	a decrease in our inventory financing agreement obligations,

partially offset by:
•	an increase in our accounts payable, and
•	an increase in inventory driven by Washington CCA assets, partially offset by lower crude oil and refined product prices and lower inventory volumes at our Hawaii refinery.
Net cash used in investing activities for the six months ended June 30, 2023 consisted primarily of:

•	$608.2 million for the Billings Acquisition, and
•
$30.7 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, including construction of a flagship retail store in Washington, improved crude processing equipment at our Hawaii refinery, a co-processing unit at our Tacoma refinery, and various IT infrastructure improvements, partially offset by:
•	a $10.7 million cash distribution received from Laramie Energy, LLC in the first quarter of 2023.

Net cash provided by financing activities was approximately $13.8 million for the six months ended June 30, 2023 and consisted primarily of the following activities:

•	net borrowings of debt of $61.3 million primarily driven by the refinancing and consolidation of our debt,

partially offset by:
•	net repayment under the J. Aron Discretionary Draw Facility and MLC receivable advances of $31.4 million, and
•	aggregate payments of $17.9 million of deferred loan costs and debt extinguishment costs related to our debt refinancing.
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, outside the ordinary course of business except as follows:
Debt Refinancing. On March 22, 2024, we entered into the Third Amendment to the ABL Credit Facility, conditional upon the termination of the Company’s existing intermediation agreement with J. Aron, to among other things, increase our total revolver commitment to $1.4 billion. On May 31, 2024, we entered into the Inventory Intermediation Agreement with Citi. Pursuant to the Inventory Intermediation Agreement, Citi will purchase and deliver crude oil to PHR for use at its refinery located in Kapolei, Hawaii. The Inventory Intermediation Agreement replaces the Supply and Offtake Agreement between PHR and J. Aron that was terminated on May 31, 2024. Please read Note 9—Inventory Financing Agreements and Note 11—Debt to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the six months ended June 30, 2024.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2024 of 180 Mbpd, would change annualized operating income by approximately $64.7 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at June 30, 2024, will settle by April 2025. Based on our net open positions at June 30, 2024, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $8.3 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, we consumed approximately 179.8 Mbpd and 180.0 Mbpd, respectively, of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process during the three and six months ended June 30, 2024, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 12—Derivatives to our condensed consolidated financial statements for more information.
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
Interest Rate Risk
As of June 30, 2024, we had $1,072.6 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement for which we pay charges based on the three-month SOFR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.9 million and $10.7 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2024 we had entered into an interest rate collar at a cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 12—Derivatives for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2024:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2024	1,195,904	$33.12	1,194,858	$109,841,692
May 1 - May 31, 2024	376,616	28.95	340,097	100,050,526
June 1 - June 30, 2024	682,191	25.02	673,860	83,209,563
Total	2,254,711	$29.97	2,208,815
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
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

10.2
Inventory Intermediation Agreement, dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024.

10.3
Pledge and Security Agreement, dated May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024.

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

Date: August 8, 2024