Form 10-Q
period 2024-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2024-11-07
CIK 821483

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
For the quarterly period ended September 30, 2024

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

55,952,124 shares of Common Stock, $0.01 par value, were outstanding as of October 31, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$182,977	$279,107
Restricted cash	345	339
Total cash, cash equivalents, and restricted cash	183,322	279,446
Trade accounts receivable, net of allowances of $0.4 million and $0.2 million at September 30, 2024 and December 31, 2023, respectively	429,740	367,249
Inventories	1,071,923	1,160,395
Prepaid and other current assets	82,198	182,405
Total current assets	1,767,183	1,989,495
Property, plant, and equipment
Property, plant, and equipment	1,686,003	1,577,801
Less accumulated depreciation and amortization	(552,046)	(478,413)
Property, plant, and equipment, net	1,133,957	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	435,048	346,454
Refining and logistics equity investments	90,171	87,486
Investment in Laramie Energy, LLC	15,661	14,279
Intangible assets, net	9,764	10,918
Goodwill	129,275	129,275
Other long-term assets	272,218	186,655
Total assets	$3,853,277	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,133	$4,255
Obligations under inventory financing agreements	165,168	594,362
Accounts payable	464,766	391,325
Accrued taxes	51,182	40,064
Operating lease liabilities	75,401	72,833
Other accrued liabilities	284,999	421,762
Total current liabilities	1,045,649	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	1,039,573	646,603
Finance lease liabilities	11,899	12,438
Operating lease liabilities	370,979	282,517
Other liabilities	131,151	62,367
Total liabilities	2,599,251	2,528,526
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023, 55,987,335 shares and 59,755,844 shares issued at September 30, 2024 and December 31, 2023, respectively	559	597
Additional paid-in capital	878,789	860,797
Accumulated earnings	366,667	465,856
Accumulated other comprehensive income	8,011	8,174
Total stockholders’ equity	1,254,026	1,335,424
Total liabilities and stockholders’ equity	$3,853,277	$3,863,950

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$2,143,933	$2,579,308	$6,142,236	$6,048,444

Operating expenses
Cost of revenues (excluding depreciation)	1,905,200	2,174,385	5,422,875	5,038,211
Operating expense (excluding depreciation)	147,049	145,183	444,389	330,146
Depreciation and amortization	31,879	35,311	96,679	87,887
General and administrative expense (excluding depreciation)	22,399	23,694	87,322	66,148
Equity earnings from refining and logistics investments	(3,008)	(3,934)	(12,846)	(4,359)
Acquisition and integration costs	(23)	4,669	68	17,213
Par West redevelopment and other costs	4,006	3,127	9,048	8,490
Loss on sale of assets, net	—	—	114	—
Total operating expenses	2,107,502	2,382,435	6,047,649	5,543,736

Operating income	36,431	196,873	94,587	504,708

Other income (expense)
Interest expense and financing costs, net	(23,402)	(20,815)	(61,720)	(51,974)
Debt extinguishment and commitment costs	—	—	(1,418)	(17,682)
Other income (loss), net	1,253	(43)	(1,447)	301
Equity earnings (losses) from Laramie Energy, LLC	(336)	—	2,867	10,706
Total other expense, net	(22,485)	(20,858)	(61,718)	(58,649)

Income before income taxes	13,946	176,015	32,869	446,059
Income tax expense	(6,460)	(4,600)	(10,496)	(6,741)
Net income	$7,486	$171,415	$22,373	$439,318

Income per share
Basic	$0.13	$2.85	$0.39	$7.29
Diluted	$0.13	$2.79	$0.39	$7.18
Weighted-average number of shares outstanding
Basic	55,729	60,223	57,283	60,241
Diluted	56,224	61,404	58,070	61,144

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$7,486	$171,415	$22,373	$439,318
Other comprehensive income (loss):
Other post-retirement benefits (loss), net of tax	(54)	(12)	(163)	(34)
Total other comprehensive loss, net of tax	(54)	(12)	(163)	(34)
Comprehensive income	$7,432	$171,403	$22,210	$439,284

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net Income	$22,373	$439,318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,679	87,887
Debt extinguishment and commitment costs	1,418	17,682
Non-cash interest expense	4,202	2,886
Non-cash lower of cost and net realizable value adjustment	10,224	—
Deferred taxes	9,237	3,676
Loss on sale of assets, net	114	—
Stock-based compensation	22,485	8,956
Unrealized (gain) loss on derivative contracts	33,756	(1,152)
Equity earnings from Laramie Energy, LLC	(2,867)	(10,706)
Equity earnings from refining and logistics investments	(12,845)	(4,359)
Dividends received from refining and logistics investments	10,160	1,528
Net changes in operating assets and liabilities:
Trade accounts receivable	(57,237)	(272,556)
Prepaid and other assets	24,827	17,325
Inventories	72,652	113,606
Deferred turnaround expenditures	(57,751)	(4,178)
Obligations under inventory financing agreements	(82,528)	1,128
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	4,343	180,404
Net cash provided by operating activities	99,242	581,445
Cash flows from investing activities:
Acquisition of business	—	(595,420)
Capital expenditures	(87,864)	(53,718)
Proceeds from sale of assets and other	60	50
Return of capital from Laramie Energy, LLC	1,485	10,706
Return of capital from refining and logistics investments	—	6,630
Net cash used in investing activities	(86,319)	(631,752)
Cash flows from financing activities:
Proceeds from borrowings	3,196,000	913,768
Repayments of borrowings	(2,826,019)	(901,094)
Net repayments of deferred payment arrangements and receivable advances	(165,459)	(52,355)
Payment of deferred loan costs	(8,038)	(12,037)
Purchase of common stock for retirement	(126,683)	(32,210)
Exercise of stock options	—	13,014
Proceeds from inventory financing agreements	203,074	—
Payments for termination of inventory financing agreements	(382,143)	—
Payments for debt extinguishment and commitment costs	(977)	(8,742)
Other financing activities, net	1,198	617
Net cash used in financing activities	(109,047)	(79,039)
Net decrease in cash, cash equivalents, and restricted cash	(96,124)	(129,346)
Cash, cash equivalents, and restricted cash at beginning of period	279,446	494,926
Cash, cash equivalents, and restricted cash at end of period	$183,322	$365,580
Supplemental cash flow information:
Net cash paid for:
Interest	$(47,838)	$(58,248)
Taxes	(11,379)	(2,187)
Non-cash investing and financing activities:
Accrued capital expenditures	$31,162	$9,781
ROU assets obtained in exchange for new finance lease liabilities	1,619	3,021
ROU assets obtained in exchange for new operating lease liabilities	150,308	35,822
ROU assets terminated in exchange for release from operating lease liabilities	41	1,439

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2022	60,471	$604	$836,491	$(200,687)	$8,129	$644,537
Stock-based compensation	340	—	2,317	—	—	2,317
Purchase of common stock for retirement	(81)	—	(3,114)	—	—	(3,114)
Exercise of stock options	300	6	6,368	—	—	6,374
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	237,890	—	237,890
Balance, March 31, 2023	61,030	610	842,062	37,203	8,118	887,993
Issuance of common stock for employee stock purchase plan	27	—	726	—	—	726
Stock-based compensation	115	1	3,655	—	—	3,656
Purchase of common stock for retirement	(128)	(1)	(464)	(2,601)	—	(3,066)
Other comprehensive loss	—	—	—	—	(11)	(11)
Net income	—	—	—	30,013	—	30,013
Balance, June 30, 2023	61,044	610	845,979	64,615	8,107	919,311
Stock-based compensation	7	3	2,871	—	—	2,874
Purchase of common stock for retirement	(784)	(8)	(1,655)	(27,306)	—	(28,969)
Exercise of stock options	251	—	6,640	—	—	6,640
Other comprehensive loss	—	—	—	—	(12)	(12)
Net income	—	—	—	171,415	—	171,415
Balance, September 30, 2023	60,518	$605	$853,835	$208,724	$8,095	$1,071,259

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424
Stock-based compensation	327	2	16,408	—	—	16,410
Purchase of common stock for retirement	(1,013)	(9)	(4,251)	(32,430)	—	(36,690)
Other comprehensive loss	—	—	—	—	(54)	(54)
Net loss	—	—	—	(3,751)	—	(3,751)
Balance, March 31, 2024	59,070	590	872,954	429,675	8,120	$1,311,339
Issuance of common stock for employee stock purchase plan	56	—	1,409	—	—	1,409
Stock-based compensation	37	—	2,881	—	—	2,881
Purchase of common stock for retirement	(2,254)	(22)	(1,376)	(67,034)	—	(68,432)
Other comprehensive loss	—	—	—	—	(55)	(55)
Net income	—	—	—	18,638	—	18,638
Balance, June 30, 2024	56,909	568	875,868	381,279	8,065	$1,265,780
Stock-based compensation	11	—	2,983	—	—	2,983
Purchase of common stock for retirement	(933)	(9)	(62)	(22,098)	—	(22,169)
Exercise of stock options	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(54)	(54)
Net income	—	—	—	7,486	—	7,486
Balance, September 30, 2024	55,987	$559	$878,789	$366,667	$8,011	$1,254,026
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

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
As of September 30, 2024, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of September 30, 2024, through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2024, or 2023.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$5,891	$7,672	$19,795	$17,693
Operating expense	19,089	20,632	55,860	49,189
General and administrative expense	629	538	1,666	1,618
Accounting Principles Adopted
There have been no recent accounting pronouncements adopted, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Accounting Principles Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires companies to disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on filings subsequent to the effective date.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$60,618	$58,019	$59,824	$—
Acquisition of investment	—	—	—	58,019
Equity earnings from YELP	1,446	2,740	8,201	2,740
Amortization of basis difference	(348)	(348)	(1,044)	(348)
Dividends received	(1,055)	(5,558)	(6,320)	(5,558)
Ending balance	$60,661	$54,853	$60,661	$54,853
Yellowstone Pipeline Company
On June 1, 2023, we completed the Billings Acquisition and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our logistics segment. Please read Note 19—Segment Information for further information on our reporting segments.
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$27,600	$26,406	$27,662	$—
Acquisition of investment	—	—	—	28,581
Equity earnings from YPLC	1,872	1,490	5,574	1,915
Accretion of basis difference	38	51	114	51
Dividends received	—	—	(3,840)	(2,600)
Ending balance	$29,510	$27,947	$29,510	$27,947
Note 4—Investment in Laramie Energy
As of September 30, 2024, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $15.7 million and $14.3 million as of September 30, 2024 and December 31, 2023, respectively.
On February 21, 2023, Laramie Energy entered into a new term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. The delayed draw commitment expired in August 2024. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of September 30, 2024 and December 31, 2023, the term loan had an outstanding balance of $160.0 million.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Effective February 21, 2023, and concurrent with the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At September 30, 2024, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $66.3 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$15,997	$—	$14,279	$—
Equity losses from Laramie Energy	(1,950)	—	(1,976)	—
Accretion of basis difference	1,614	—	4,843	—
Dividends received	—	—	(1,485)	—
Ending balance	$15,661	$—	$15,661	$—
Note 5—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries, Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings”), entered into an equity and asset purchase agreement (as amended to include Par Rocky Mountain Midstream, LLC, the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, (ii) the Sellers’ 65% limited partnership equity interest in YELP, and (iii) the Sellers’ 40% equity interest in YPLC for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). On June 1, 2023, we completed the Billings Acquisition for a total purchase price of approximately $625.4 million, including acquired working capital, consisting of a cash deposit of $30.0 million paid on October 20, 2022, upon execution of the Purchase Agreement and $595.4 million paid at closing on June 1, 2023. The Company funded the Billings Acquisition with cash on hand and borrowings from the ABL Credit Facility (as defined in Note 11—Debt).
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
For the Interim Periods Ended September 30, 2024 and 2023

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

Nine Months Ended
September 30, 2023
Revenues	$6,989,310
Net income	592,970
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
Note 6—Revenue Recognition
As of September 30, 2024 and December 31, 2023, receivables from contracts with customers were $353.3 million and $311.1 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $26.1 million and $15.2 million as of September 30, 2024 and December 31, 2023, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$755,838	$—	$107,824
Distillates (1)	863,339	—	13,006
Other refined products (2)	400,899	—	—
Merchandise	—	—	28,469
Transportation and terminalling services	—	77,741	—
Other revenue	60,470	—	914
Total segment revenues (3)	$2,080,546	$77,741	$150,213

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Three Months Ended September 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$952,981	$—	$116,629
Distillates (1)	1,016,470	—	13,848
Other refined products (2)	482,146	—	—
Merchandise	—	—	27,339
Transportation and terminalling services	—	72,839	—
Other revenue	72,558	—	696
Total segment revenues (3)	$2,524,155	$72,839	$158,512

Nine Months Ended September 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$2,133,705	$—	$323,027
Distillates (1)	2,497,574	—	36,914
Other refined products (2)	1,201,836	—	—
Merchandise	—	—	80,611
Transportation and terminalling services	—	222,058	—
Other revenue	131,320	—	2,637
Total segment revenues (3)	$5,964,435	$222,058	$443,189

Nine Months Ended September 30, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$2,006,902	$—	$326,082
Distillates (1)	2,495,572	—	37,815
Other refined products (2)	1,272,374	—	—
Merchandise	—	—	76,059
Transportation and terminalling services	—	189,936	—
Other revenue	73,260	—	2,524
Total segment revenues (3)	$5,848,108	$189,936	$442,480
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 19—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Note 7—Inventories
Inventories at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	Titled Inventory	Inventory Intermediation Agreement (1)	Supply and Offtake Agreement (1)	Total
September 30, 2024
Crude oil and feedstocks	$142,482	$149,592	$—	$292,074
Refined products and blendstock	499,680	—	—	499,680
Warehouse stock and other (2)	280,169	—	—	280,169
Total	$922,331	$149,592	$—	$1,071,923

December 31, 2023
Crude oil and feedstocks	$175,307	$—	$168,549	$343,856
Refined products and blendstock	358,236	—	133,684	491,920
Warehouse stock and other (2)	324,619	—	—	324,619
Total	$858,162	$—	$302,233	$1,160,395
________________________________________________________
(1)Please read Note 9—Inventory Financing Agreements for further information.
(2)Includes $193.8 million and $237.6 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of September 30, 2024 and December 31, 2023, respectively. Our renewable volume obligation and other gross environmental credit obligations of $197.6 million and $286.9 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, there was $10.2 million reserved for the lower of cost or net realizable value of inventory. As of December 31, 2023, there was no reserve for the lower of cost or net realizable value of inventory. As of September 30, 2024 and December 31, 2023, the current replacement cost exceeded the LIFO inventory carrying value by approximately $41.0 million and $36.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Advances to suppliers for crude purchases	$—	$65,531
Collateral posted with broker for derivative instruments (1)	32,415	21,763
Prepaid insurance	623	20,235
Derivative assets	30,868	43,356
Prepaid environmental credits	—	20,756
Other	18,292	10,764
Total	$82,198	$182,405
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 12—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Note 9—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	September 30, 2024	December 31, 2023
Inventory Intermediation Agreement	$165,168	$—
Supply and Offtake Agreement	—	594,362
LC Facility due 2024	—	—
Obligations under inventory financing agreements	$165,168	$594,362
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
Supply and Offtake Agreement
Prior to May 31, 2024, we had a supply and offtake agreement with J. Aron & Company, LLC (“J. Aron”) to support our Hawaii refining operations (the “Supply and Offtake Agreement"). Under the Supply and Offtake Agreement, we paid or received certain fees from J. Aron based on changes in market prices over time. On May 31, 2024, the Supply and Offtake Agreement expired, the J. Aron Discretionary Draw Facility was terminated, and we entered into the Inventory Intermediation Agreement. We paid $382.1 million and $60.9 million to settle our J. Aron obligation and Discretionary Draw Facility remaining obligations, respectively. These payments are presented within Payments for termination of inventory financing agreements and Net repayments of deferred payment arrangements and receivable advances in our condensed consolidated statement of cash flows. In connection with the termination of the Supply and Offtake Agreement, we recognized termination costs of $0.2 million, which are recorded in Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the nine months ended September 30, 2024. As of September 30, 2024, there were no outstanding obligations under the Supply and Offtake Agreement.
LC Facility due 2024
On July 26, 2023, PHR, as borrower, the lenders and letter of credit issuing banks party thereto (collectively, the “LC Facility Lenders”), MUFG Bank, Ltd., as administrative agent (the “LC Facility Agent”), sub-collateral agent, joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”), entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agreed, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit. The LC Facility was terminated on May 31,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

2024, in connection with the termination of the Supply and Offtake Agreement and entry into the Inventory Intermediation Agreement. In connection with the termination of the LC Facility, we recognized debt extinguishment costs of $0.6 million, which are included in Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the nine months ended September 30, 2024. We did not have any outstanding borrowings under the LC Facility as of the termination date.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	September 30, 2024	December 31, 2023
Discretionary Draw Facility
Outstanding borrowings (1)	$—	$165,459
Borrowing capacity	—	175,891
LC Facility due 2024
Outstanding borrowings	—	—
Borrowing capacity	—	120,000

LC Facility issued letters of credit	—	13,000
______________________________________________________
(1)Borrowings outstanding under the Discretionary Draw Facility were included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the borrowings outstanding under these arrangements were included within Cash flows from financing activities on the condensed consolidated statements of cash flows.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$5,582	$—	$11,618	$—
Interest expense and financing costs, net	328	—	433	—
Supply and Offtake Agreement
Inventory intermediation fees (1)	—	15,643	30,918	42,270
Interest expense and financing costs, net	—	2,214	2,872	5,834
Washington Refinery Intermediation Agreement
Inventory intermediation fees	—	750	—	2,250
Interest expense and financing costs, net	—	3,278	—	9,250
LC Facility due 2024
Interest expense and financing costs, net	—	54	1,142	54
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $4.5 million and $9.1 million for the three and nine months ended September 30, 2024, respectively. Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $13.5 million for the nine months ended September 30, 2024 and $5.1 million and $9.3 million for the three and nine months ended September 30, 2023, respectively. There were no inventory intermediation fees under the Supply and Offtake Agreement for the three months ended September 30, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Note 10—Other Accrued Liabilities

Other accrued liabilities at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$28,220	$40,533
Environmental credit obligations (1)	197,647	286,904
Derivative liabilities	5,047	27,725
Deferred revenue	26,078	15,220
Other	28,007	51,380
Total	$284,999	$421,762
___________________________________________________
(1)Please read Note 13—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $193.8 million and $237.6 million as of September 30, 2024 and December 31, 2023, respectively.
Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2024	December 31, 2023
ABL Credit Facility due 2028	$511,000	$115,000
Term Loan Credit Agreement due 2030	541,750	545,875
Other long-term debt	4,271	4,746
Principal amount of long-term debt	1,057,021	665,621
Less: unamortized discount and deferred financing costs	(13,315)	(14,763)
Total debt, net of unamortized discount and deferred financing costs	1,043,706	650,858
Less: current maturities, net of unamortized discount and deferred financing costs	(4,133)	(4,255)
Long-term debt, net of current maturities	$1,039,573	$646,603
As of September 30, 2024 and December 31, 2023, we had $107.2 million and $133.7 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $57.1 million and $56.2 million in surety bonds outstanding as of September 30, 2024 and December 31, 2023, respectively.
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, in connection with the Billings Acquisition, we entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”). On March 22, 2024, we entered into the Third Amendment (the “Third Amendment”) to the ABL Credit Facility. The Third Amendment provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $1.4 billion, (ii) future incremental increases up to $400 million, (iii) the joinder of PHR to the ABL Credit Facility as a Borrower and (iv) certain other amendments to the ABL Credit Facility to permit a new intermediation facility in favor of PHR. We recorded deferred financing costs of $3.8 million related to the Third Amendment that will be amortized over the remaining term of the ABL Credit Facility. On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of September 30, 2024, the ABL Credit Facility had $511 million outstanding in revolving loans, and a borrowing base of approximately $1.1 billion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

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
For the Interim Periods Ended September 30, 2024 and 2023

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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2024, we were in compliance with all of our debt instruments.
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
Our open futures and over-the-counter (“OTC”) swaps expire in April 2026. At September 30, 2024, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	97,459	(99,115)	(1,656)
Swaps	9,047	(13,697)	(4,650)
Total	106,506	(112,812)	(6,306)
At September 30, 2024, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of September 30, 2024:

	2024	2025
Total open option collars	549	2,430
Weighted-average strike price - floor (in dollars)	$62.55	$58.15
Weighted-average strike price - ceiling (in dollars)	$86.64	$83.68
Earliest commencement date	October 2024	January 2025
Furthest expiry date	December 2024	December 2025
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of September 30, 2024. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. The interest rate collar transaction expires on May 31, 2026.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2024 and December 31, 2023, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2024	December 31, 2023
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$21,035	$43,356
Commodity derivatives (2)	Other accrued liabilities	(5,047)	(530)
Commodity derivatives	Other liabilities	(4,042)	—
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	—	(392)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	503	—
Interest rate derivatives	Other liabilities	(516)	(821)
_________________________________________________________
(1)Does not include cash collateral of $32.4 million and $21.8 million recorded in Prepaid and other current assets as of September 30, 2024 and December 31, 2023, respectively, and $9.5 million in Other long-term assets as of December 31, 2023. As of September 30, 2024, we had no cash collateral recorded in Other long-term assets. Does not include $9.8 million recorded in Prepaid and other current assets as of September 30, 2024 related to realized derivatives receivable.
(2)Does not include $27.2 million recorded in Other accrued liabilities as of December 31, 2023 related to realized derivatives payable. As of September 30, 2024, we had no realized derivatives payable recorded in Other accrued liabilities.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2024	2023	2024	2023
Commodity derivatives	Cost of revenues (excluding depreciation)	$43,705	$(72,131)	$5,778	$(78,859)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	—	(51,344)	1,053	(45,816)
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	912	—	503	—
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	—	(37,616)	—	(34,149)
Interest rate derivatives	Interest expense and financing costs, net	(576)	121	305	664

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at September 30, 2024, or December 31, 2023. Please read Note 12—Derivatives for further information on derivatives.
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
Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2024, and December 31, 2023, are presented gross in the tables below (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$392,978	$64,331	$—	$457,309	$(436,274)	$21,035
Interest rate derivatives	—	—	—	—	—	—
Total	$392,978	$64,331	$—	$457,309	$(436,274)	$21,035

Liabilities
Commodity derivatives	$(401,676)	$(43,687)	$—	$(445,363)	$436,274	$(9,089)
Citi repurchase obligation derivative	—	—	503	503	—	503
Interest rate derivatives	—	(516)	—	(516)	—	(516)
Gross environmental credit obligations (2) (3)	—	(18,629)	—	(18,629)	—	(18,629)
Total liabilities	$(401,676)	$(62,832)	$503	$(464,005)	$436,274	$(27,731)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

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
_________________________________________________________
(1)Does not include cash collateral of $32.4 million and $31.3 million as of September 30, 2024 and December 31, 2023, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.
(2)Does not include RINs assets and other environmental credits of $239.2 million and $237.6 million included in Inventories and Other long-term assets on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of September 30, 2024 and December 31, 2023, respectively.
(3)Does not include environmental liabilities of $244.7 million and $232.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities and Other liabilities on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, at beginning of period	$(409)	$(5,584)	$(392)	$2,279
Settlements	—	30,143	(661)	13,285
Total gains (losses) included in earnings (1)	912	(88,960)	1,556	(79,965)
Balance, at end of period	$503	$(64,401)	$503	$(64,401)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (2)	$511,000	$511,000
Term Loan Credit Agreement due 2030 (1)	528,435	541,750
Other long-term debt (1)	4,271	4,076

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of September 30, 2024. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease term, and weighted average discount rate as of September 30, 2024, and December 31, 2023 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Finance	Property, plant, and equipment	$30,136	$28,264
Finance	Accumulated amortization	(13,937)	(12,212)
Finance	Property, plant, and equipment, net	$16,199	$16,052
Operating	Operating lease right-of-use (“ROU”) assets	435,048	346,454
Total right-of-use assets		$451,247	$362,506

Liabilities
Current
Finance	Other accrued liabilities	$2,027	$1,820
Operating	Operating lease liabilities	75,401	72,833
Long-term
Finance	Finance lease liabilities	11,899	12,438
Operating	Operating lease liabilities	370,979	282,517
Total lease liabilities		$460,306	$369,608

Weighted-average remaining lease term (in years)
Finance		10.46	11.02
Operating		7.37	8.67
Weighted-average discount rate
Finance		7.09%	8.04%
Operating		7.77%	7.24%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (income) type	2024	2023	2024	2023
Finance lease cost
Amortization of finance lease ROU assets	$592	$476	$1,726	$1,422
Interest on lease liabilities	246	154	745	446
Operating lease cost	29,319	24,898	81,686	73,188
Variable lease cost	2,041	2,807	5,454	62,394
Short-term lease cost	22	2,778	4,098	7,341
Net lease cost	$32,220	$31,113	$93,709	$144,791

Operating lease income (1)	$(550)	$(3,918)	$(5,450)	$(11,193)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease type	2024	2023
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,378	$1,287
Operating cash flows from finance leases	715	440
Operating cash flows from operating leases	79,629	72,407
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,619	3,021
ROU assets obtained in exchange for new operating lease liabilities	150,308	35,822
ROU assets terminated in exchange for release from operating lease liabilities	41	1,439
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2024 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2024 (1)	$734	$26,788	$27,522
2025	3,094	104,944	108,038
2026	2,620	105,622	108,242
2027	2,400	96,206	98,606
2028	1,559	91,526	93,085
2029	1,179	18,174	19,353
Thereafter	8,445	120,769	129,214
Total lease payments	20,031	564,029	584,060
Less amount representing interest	(6,105)	(117,649)	(123,754)
Present value of lease liabilities	$13,926	$446,380	$460,306
_________________________________________________________
(1)Represents the period from October 1, 2024 to December 31, 2024.
Additionally, we have $1.0 million in future undiscounted cash flows for operating leases that have not yet commenced. These leases are expected to commence when the lessor has made the equipment or location available to us to operate or begin construction, respectively.
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
For the Interim Periods Ended September 30, 2024 and 2023

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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2024, we have accrued $13.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended September 30, 2024 and 2023

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
Note 16—Stockholders’ Equity
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of shares of our common stock with no specified end date. On August 2, 2023, the Board expanded the share repurchase authorization from $50 million to $250 million. During the three and nine months ended September 30, 2024, 0.9 million and 4.0 million shares were repurchased under this share repurchase program for $22.1 million and $121.6 million, respectively. The repurchased shares were retired by the Company upon receipt. During the three and nine months ended September 30, 2023, 778 thousand and 889 thousand shares were repurchased under this share repurchase program for $27.3 million and $29.9 million, respectively. As of September 30, 2024, there was $61.3 million of authorization remaining under this share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted Stock Awards	$2,080	$2,049	$8,381	$6,100
Restricted Stock Units	512	475	3,730	1,460
Stock Option Awards	391	350	10,163	1,287
On February 27, 2024, William Pate, Chief Executive Officer (“CEO”), announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the nine months September 30, 2024, we recorded a total of $13.1 million stock-based compensation expenses resulting from the equity awards modifications.
During the three and nine months ended September 30, 2024, we granted 17 thousand and 286 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.4 million and $10.9 million, respectively. As of September 30, 2024, there were approximately $14.1 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, we granted 350 thousand stock option awards with a weighted-average exercise price of $30.80 per share; we did not grant any stock option awards during the three months ended September 30, 2024. As of September 30, 2024, there were approximately $6.2 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 4.5 years.
During the nine months ended September 30, 2024, we granted 64 thousand performance restricted stock units to executive officers; no grants were made for the three months ended September 30, 2024. These performance restricted stock units had a fair value of approximately $2.5 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of September 30, 2024, there were approximately $2.7 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$7,486	$171,415	$22,373	$439,318
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$7,486	$171,415	$22,373	$439,318

Basic weighted-average common stock shares outstanding	55,729	60,223	57,283	60,241
Plus: dilutive effects of common stock equivalents	495	1,181	787	903
Diluted weighted-average common stock shares outstanding	56,224	61,404	58,070	61,144

Basic income per common share	$0.13	$2.85	$0.39	$7.29
Diluted income per common share	$0.13	$2.79	$0.39	$7.18

Diluted income per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	327	1	261	170
Shares of stock options	366	—	202	36
Note 18—Income Taxes
Due to the sensitivity of our annual estimated tax rate, we have determined a reliable estimate cannot be made for the interim period ended September 30, 2024. Because a small change in the entity’s ordinary income results in a large change in the estimated annual effective tax rate, the Company has used the actual effective tax rate for the year-to-date period as its estimate of the annual effective tax rate.
Our effective tax rate for the three and nine months ended September 30, 2024, differs from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation.
For the three and nine months ended September 30, 2023, our effective tax rate differed from the statutory rates primarily as a result of our various state income tax apportionment factors, equity compensation, and the recording of a valuation allowance.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,080,546	$77,741	$150,213	$(164,567)	$2,143,933
Cost of revenues (excluding depreciation)	1,917,962	44,228	107,598	(164,588)	1,905,200
Operating expense (excluding depreciation)	122,054	3,334	21,661	—	147,049
Depreciation and amortization	22,623	5,925	2,680	651	31,879
General and administrative expense (excluding depreciation)	—	—	—	22,399	22,399
Equity earnings from refining and logistics investments	(1,098)	(1,910)	—	—	(3,008)
Acquisition and integration costs	—	—	—	(23)	(23)
Par West redevelopment and other costs	—	—	—	4,006	4,006
Loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	19,005	26,164	18,274	(27,012)	36,431
Interest expense and financing costs, net					(23,402)
Debt extinguishment and commitment costs					—
Other income, net					1,253
Equity losses from Laramie Energy, LLC					(336)
Income before income taxes					13,946
Income tax expense					(6,460)
Net income					$7,486

Capital expenditures	$22,051	$3,583	$1,520	$1,178	$28,332

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Three Months Ended September 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,524,155	$72,839	$158,512	$(176,198)	$2,579,308
Cost of revenues (excluding depreciation)	2,190,474	39,801	120,332	(176,222)	2,174,385
Operating expense (excluding depreciation)	116,949	6,135	22,099	—	145,183
Depreciation and amortization	24,278	7,708	2,766	559	35,311
General and administrative expense (excluding depreciation)	—	—	—	23,694	23,694
Equity earnings from refining and logistics investments	(2,393)	(1,541)	—	—	(3,934)
Acquisition and integration costs	—	—	—	4,669	4,669
Par West redevelopment and other costs	—	—	—	3,127	3,127
Operating income (loss)	194,847	20,736	13,315	(32,025)	196,873
Interest expense and financing costs, net					(20,815)
Debt extinguishment and commitment costs					—
Other expense, net					(43)
Income before income taxes					176,015
Income tax expense					(4,600)
Net income					$171,415

Capital expenditures	$11,499	$2,788	$8,591	$111	$22,989
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $164.6 million and $176.2 million for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,964,435	$222,058	$443,189	$(487,446)	$6,142,236
Cost of revenues (excluding depreciation)	5,457,167	131,303	321,894	(487,489)	5,422,875
Operating expense (excluding depreciation)	365,031	11,847	67,511	—	444,389
Depreciation and amortization	66,584	19,893	8,471	1,731	96,679
General and administrative expense (excluding depreciation)	—	—	—	87,322	87,322
Equity earnings from refining and logistics investments	(7,158)	(5,688)	—	—	(12,846)
Acquisition and integration costs	—	—	—	68	68
Par West redevelopment and other costs	—	—	—	9,048	9,048
Loss (gain) on sale of assets, net	—	124	(10)	—	114
Operating income (loss)	82,811	64,579	45,323	(98,126)	94,587
Interest expense and financing costs, net					(61,720)
Debt extinguishment and commitment costs					(1,418)
Other expense, net					(1,447)
Equity earnings from Laramie Energy, LLC					2,867
Income before income taxes					32,869
Income tax expense					(10,496)
Net income					$22,373

Capital expenditures	$68,110	$13,006	$4,348	$2,400	$87,864

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2024 and 2023

Nine Months Ended September 30, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$5,848,108	$189,936	$442,480	$(432,080)	$6,048,444
Cost of revenues (excluding depreciation)	5,035,749	106,888	327,728	(432,154)	5,038,211
Operating expense (excluding depreciation)	252,802	13,178	64,166	—	330,146
Depreciation and amortization	59,827	17,801	8,577	1,682	87,887
General and administrative expense (excluding depreciation)	—	—	—	66,148	66,148
Equity earnings from refining and logistics investments	(2,393)	(1,966)	—	—	(4,359)
Acquisition and integration costs	—	—	—	17,213	17,213
Par West redevelopment and other costs	—	—	—	8,490	8,490
Operating income (loss)	502,123	54,035	42,009	(93,459)	504,708
Interest expense and financing costs, net					(51,974)
Debt extinguishment and commitment costs					(17,682)
Other income, net					301
Equity earnings from Laramie Energy, LLC					10,706
Income before income taxes					446,059
Income tax expense					(6,741)
Net income					$439,318

Capital expenditures	$25,454	$10,793	$15,845	$1,626	$53,718
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $487.4 million and $432.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Recent Events Affecting Comparability of Periods
Crude oil pricing decreased in the third quarter of 2024 compared to the third quarter of 2023. Brent crude oil pricing averaged $78.71 per barrel in the third quarter of 2024 compared to $85.92 per barrel in the third quarter of 2023. Average U.S. retail gasoline prices remained relatively stable from $3.69 per gallon in 2023 to $3.51 per gallon in 2024. Refined product crack spreads decreased in 2024 as compared to 2023. The U.S. Energy Information Administration (“EIA”) in its September 2024 short term energy outlook forecasts average Brent crude oil pricing of $84 per barrel in 2025 due to strong global inventory draws in the first half of 2024 driven by less Organization of the Petroleum Exporting Countries (“OPEC”) production. In addition, the International Energy Agency (“IEA”) reduced its forecast for global oil demand in 2024 and 2025 in its October report. This is primarily driven by reduced demand in China. In 2023, OPEC announced several voluntary production cuts. Russia announced on February 10, 2023, that it would cut its oil production by 500,000 barrels a day (5% of its output), in response to imposed sanctions on the country’s oil trade. In June 2023, OPEC extended oil output cuts of 3.66 million barrels a day, or about 5% of daily global demand, until the end of 2024, including a Russian cut in oil exports of 300,000 barrels a day until the end of 2023. In November 2023, OPEC announced additional voluntary production cuts of 1.7 million barrels a day, thus totaling about 2.2 million barrels a day, from January through March 2024. On March 3, 2024, OPEC announced an extension of its November 2023 voluntary production cut through June 2024, driving down supply, as demand increased due to spring and summer travel seasons in the Northern Hemisphere. On June 2, 2024, OPEC agreed to extend the latest cut of 2.2 million barrels a day until the end of September and gradually phase it out from October on a monthly basis. Additionally, geopolitical tensions in the Middle East and Red Sea region continued to escalate in 2024 putting upward pressure on prices. The overall effect of these conflicts and associated actions taken to limit the purchase of Russian petroleum products impacted freight movements and raised the operating costs of many European and other refineries. Energy prices are, among other factors, indicators of inflation. The overall energy price index increased 3.4% year over year as of September 30, 2024. While inflation has increased relative to the prior year, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations in 2024. Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.
Results of Operations
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Net Income. Our financial results for the third quarter of 2024 declined from net income of $171.4 million for the three months ended September 30, 2023 to $7.5 million for the three months ended September 30, 2024. The decrease was primarily driven by a $175.8 million decrease in our refining segment operating income and a $2.6 million increase in interest expense and financing costs, net, partially offset by a $5.5 million increase in our logistics segment operating income, a $5.0 million increase in our retail segment operating income, and a $4.7 million decrease in acquisition and integration expenses related to our Billings Acquisition. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2024, Adjusted EBITDA was $51.4 million compared to $255.7 million for the three months ended September 30, 2023. The $204.3 million decrease was primarily due to a decrease of $208.4 million in refining segment Adjusted Gross Margin, partially offset by an increase of $4.4 million in our retail segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the three months ended September 30, 2024, Adjusted Net Loss was $5.5 million compared to Adjusted Net Income of $193.4 million for the three months ended September 30, 2023. The decline was primarily related to the factors described above for the decrease in Adjusted EBITDA, combined with an increase of $1.9 million in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), partially offset by a decrease of $3.8 million in income tax expense and a decrease of $3.4 million in D&A.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Net Income. Our financial results declined from net income of $439.3 million for the nine months ended September 30, 2023 to $22.4 million for the nine months ended September 30, 2024. The decrease was driven by a $419.3 million decrease in refining segment operating income, a $21.2 million increase in general and administrative expenses, a $9.7 million increase in Interest expense and financing costs, net, and a $7.8 million increase in Equity earnings from Laramie Energy, LLC, partially offset by a $17.1 million decrease in acquisitions and integration expenses related to our Billings Acquisition, a $16.3 million decrease in Debt extinguishment and commitment costs, and a $10.6 million increase in logistics segment operating income. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the nine months ended September 30, 2024, Adjusted EBITDA was $227.7 million compared to $574.2 million for the nine months ended September 30, 2023. The $346.5 million decrease was primarily due to a decrease of $241.9 million in our refining segment Adjusted Gross Margin, a $114.2 million increase in operating expenses, a $21.2 million increase in General and administrative expense (excluding depreciation),partially offset by increases of $13.1 million and $6.5 million in our logistics and retail segment Adjusted Gross Margins, respectively. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the nine months ended September 30, 2024, Adjusted Net Income was $64.7 million compared to $435.9 million for the nine months ended September 30, 2023. The decline was primarily related to the same factors described above for the decrease in Adjusted EBITDA, combined with an increase of $9.4 million of interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), an increase of $8.8 million of D&A, and a decrease of $9.2 million of cash distributions received from Laramie Energy, LLC, partially offset by a decrease in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items of $5.5 million.
The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$2,143,933	$2,579,308	$(435,375)	(17)%
Cost of revenues (excluding depreciation)	1,905,200	2,174,385	(269,185)	(12)%
Operating expense (excluding depreciation)	147,049	145,183	1,866	1%
Depreciation and amortization	31,879	35,311	(3,432)	(10)%
General and administrative expense (excluding depreciation)	22,399	23,694	(1,295)	(5)%
Equity earnings from refining and logistics investments	(3,008)	(3,934)	926	24%
Acquisition and integration costs	(23)	4,669	(4,692)	(100)%
Par West redevelopment and other costs	4,006	3,127	879	28%
Loss on sale of assets, net	—	—	—	NM (1)
Total operating expenses	2,107,502	2,382,435
Operating income	36,431	196,873
Other income (expense)
Interest expense and financing costs, net	(23,402)	(20,815)	(2,587)	12%
Other income (expense), net	1,253	(43)	1,296	3,014%
Equity earnings (losses) from Laramie Energy, LLC	(336)	—	(336)	NM (1)
Total other expense, net	(22,485)	(20,858)
Income before income taxes	13,946	176,015
Income tax expense	(6,460)	(4,600)	(1,860)	40%
Net income	$7,486	$171,415

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$6,142,236	$6,048,444	$93,792	2%
Cost of revenues (excluding depreciation)	5,422,875	5,038,211	384,664	8%
Operating expense (excluding depreciation)	444,389	330,146	114,243	35%
Depreciation and amortization	96,679	87,887	8,792	10%
General and administrative expense (excluding depreciation)	87,322	66,148	21,174	32%
Equity earnings from refining and logistics investments	(12,846)	(4,359)	(8,487)	(195)%
Acquisition and integration costs	68	17,213	(17,145)	(100)%
Par West redevelopment and other costs	9,048	8,490	558	7%
Loss on sale of assets, net	114	—	114	NM (1)
Total operating expenses	6,047,649	5,543,736
Operating income	94,587	504,708
Other income (expense)
Interest expense and financing costs, net	(61,720)	(51,974)	(9,746)	19%
Debt extinguishment and commitment costs	(1,418)	(17,682)	16,264	(92)%
Other income (expense), net	(1,447)	301	(1,748)	(581)%
Equity earnings from Laramie Energy, LLC	2,867	10,706	(7,839)	(73)%
Total other expense, net	(61,718)	(58,649)
Income before income taxes	32,869	446,059
Income tax expense	(10,496)	(6,741)	(3,755)	56%
Net income	$22,373	$439,318
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2024 and 2023 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,080,546	$77,741	$150,213	$(164,567)	$2,143,933
Cost of revenues (excluding depreciation)	1,917,962	44,228	107,598	(164,588)	1,905,200
Operating expense (excluding depreciation)	122,054	3,334	21,661	—	147,049
Depreciation and amortization	22,623	5,925	2,680	651	31,879
General and administrative expense (excluding depreciation)	—	—	—	22,399	22,399
Equity earnings from refining and logistics investments	(1,098)	(1,910)	—	—	(3,008)
Acquisition and integration costs	—	—	—	(23)	(23)
Par West redevelopment and other costs	—	—	—	4,006	4,006
Loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	$19,005	$26,164	$18,274	$(27,012)	$36,431

Three months ended September 30, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,524,155	$72,839	$158,512	$(176,198)	$2,579,308
Cost of revenues (excluding depreciation)	2,190,474	39,801	120,332	(176,222)	2,174,385
Operating expense (excluding depreciation)	116,949	6,135	22,099	—	145,183
Depreciation and amortization	24,278	7,708	2,766	559	35,311
General and administrative expense (excluding depreciation)	—	—	—	23,694	23,694
Equity earnings from refining and logistics investments	(2,393)	(1,541)	—	—	(3,934)
Acquisition and integration costs	—	—	—	4,669	4,669
Par West redevelopment and other costs	—	—	—	3,127	3,127
Operating income (loss)	$194,847	$20,736	$13,315	$(32,025)	$196,873
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $164.6 million and $176.2 million for the three months ended September 30, 2024 and 2023, respectively.

Nine months ended September 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,964,435	$222,058	$443,189	$(487,446)	$6,142,236
Cost of revenues (excluding depreciation)	5,457,167	131,303	321,894	(487,489)	5,422,875
Operating expense (excluding depreciation)	365,031	11,847	67,511	—	444,389
Depreciation and amortization	66,584	19,893	8,471	1,731	96,679
General and administrative expense (excluding depreciation)	—	—	—	87,322	87,322
Equity earnings from refining and logistics investments	(7,158)	(5,688)	—	—	(12,846)
Acquisition and integration costs	—	—	—	68	68
Par West redevelopment and other costs	—	—	—	9,048	9,048
Loss (gain) on sale of assets, net	—	124	(10)	—	114
Operating income (loss)	$82,811	$64,579	$45,323	$(98,126)	$94,587

Nine months ended September 30, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,848,108	$189,936	$442,480	$(432,080)	$6,048,444
Cost of revenues (excluding depreciation)	5,035,749	106,888	327,728	(432,154)	5,038,211
Operating expense (excluding depreciation)	252,802	13,178	64,166	—	330,146
Depreciation and amortization	59,827	17,801	8,577	1,682	87,887
General and administrative expense (excluding depreciation)	—	—	—	66,148	66,148
Equity earnings from refining and logistics investments	(2,393)	(1,966)	—	—	(4,359)
Acquisition and integration costs	—	—	—	17,213	17,213
Par West redevelopment and other costs	—	—	—	8,490	8,490
Operating income (loss)	$502,123	$54,035	$42,009	$(93,459)	$504,708
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $487.4 million and $432.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	198.4	198.2	186.3	164.6
Refined product sales volume (Mbpd) (1)	216.2	217.3	200.2	178.7

Hawaii Refinery
Feedstocks Throughput (Mbpd)	80.7	82.3	80.4	80.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.6%	26.5%	26.0%	26.7%
Distillates	38.3%	42.1%	38.1%	40.8%
Fuel oils	32.0%	26.5%	32.0%	28.0%
Other products	0.7%	2.1%	0.3%	1.5%
Total yield	96.6%	97.2%	96.4%	97.0%

Refined product sales volume (Mbpd)	93.5	90.0	87.8	89.2

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$6.10	$13.47	$10.06	$14.74
Production costs per bbl ($/throughput bbl) (3)	4.58	4.50	4.66	4.46
D&A per bbl ($/throughput bbl)	0.25	0.65	0.47	0.68

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	57.2	55.4	49.2	57.1
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.5%	50.5%	49.5%	49.6%
Distillates	34.7%	27.7%	31.7%	28.2%
Asphalt	11.0%	14.7%	9.3%	14.4%
Other products	4.0%	3.4%	4.4%	3.5%
Total yield	96.2%	96.3%	94.9%	95.7%

Refined product sales volume (Mbpd) (1)	60.3	63.5	53.4	62.5

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$12.42	$26.49	$14.15	$27.74
Production costs per bbl ($/throughput bbl) (3)	11.61	10.83	13.16	10.10
D&A per bbl ($/throughput bbl)	1.82	1.63	1.69	1.69

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Washington Refinery
Feedstocks Throughput (Mbpd)	41.1	41.0	37.9	40.5
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.6%	22.8%	24.0%	23.4%
Distillates	35.3%	34.6%	34.5%	34.6%
Asphalt	17.4%	20.1%	18.6%	19.4%
Other products	19.7%	18.8%	19.3%	18.8%
Total yield	96.0%	96.3%	96.4%	96.2%

Refined product sales volume (Mbpd)	42.4	44.2	39.6	43.3

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$1.76	$12.30	$4.03	$9.91
Production costs per bbl ($/throughput bbl) (3)	3.50	3.77	4.28	4.00
D&A per bbl ($/throughput bbl)	1.81	1.79	2.00	1.81

Wyoming Refinery
Feedstocks Throughput (Mbpd)	19.4	19.5	18.8	17.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	43.7%	46.7%	45.7%	46.0%
Distillates	49.0%	47.1%	48.1%	47.3%
Fuel oils	3.4%	2.5%	2.5%	2.5%
Other products	2.3%	1.7%	2.2%	1.7%
Total yield	98.4%	98.0%	98.5%	97.5%

Refined product sales volume (Mbpd)	20.0	19.6	19.4	18.3

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$13.65	$37.01	$14.42	$28.88
Production costs per bbl ($/throughput bbl) (3)	7.00	6.46	7.30	7.34
D&A per bbl ($/throughput bbl)	2.43	2.41	2.51	2.69

Market Indices (average $ per barrel)
3-1-2 Singapore Crack Spread (4)	$11.00	$23.39	$14.04	$19.45
RVO Adjusted Pacific Northwest 3-1-1-1 (5)	15.48	35.00	19.49	28.51
RVO Adjusted USGC 3-2-1 (6)	14.14	29.65	17.79	25.96

Crude Oil Prices (average $ per barrel)
Brent	$78.71	$85.92	$81.82	$81.93
WTI	75.27	82.22	77.61	77.28
ANS (7)	80.26	89.25	83.49	82.57
Bakken Clearbrook	74.41	83.58	76.22	79.38
WCS Hardisty	59.98	65.42	62.20	60.75
Brent M1-M3	1.31	1.27	1.22	0.74

________________________________________________________
(1)Feedstocks throughput and sales volumes per day for the Montana refinery for the three and nine months ended September 30, 2023 are calculated based on the 92 and 122-day periods for which we owned the Montana refinery during the three and nine months ended September 30, 2023, respectively. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2023, plus the Montana refinery’s throughput or sales volumes averaged over the periods from July 1, 2023 to September 30, 2023 and June 1, 2023, to September 30, 2023, respectively. The 2024 amounts for the total refining segment represent the sum of the Hawaii, Montana, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2024.
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
(5)We believe the RVO Adjusted Pacific Northwest 3-1-1-1 Index (or three barrels of WTI crude oil converted into one barrel of Pacific Northwest gasoline, one barrel of Pacific Northwest ULSD and one barrel of USGC VGO, less 100% of the RVO cost for gasoline and ULSD) is the most representative market indicator for our operations in Washington.
(6)We believe the RVO Adjusted USGC 3-2-1 Index (or three barrels of WTI crude oil converted into two barrels of USGC gasoline and one barrel of USGC ULSD, less 100% of the RVO cost) is the most representative market indicator for our operations in Montana and Wyoming.
(7)ANS crude price influences the Hawaii Refinery’s financial performance. Beginning in September 2024, the ANS index has been updated from a Platts marker to an Argus marker to better reflect the prompt ANS market.
Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail Segment
Retail sales volumes (thousands of gallons)	31,232	31,137	91,186	87,710
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2024	Refining	Logistics	Retail
Operating income	$19,005	$26,164	$18,274
Operating expense (excluding depreciation)	122,054	3,334	21,661
Depreciation and amortization	22,623	5,925	2,680
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	658	861	—
Inventory valuation adjustment	14,057	—	—
Environmental obligation mark-to-market adjustments	(4,432)	—	—
Unrealized gain on derivatives	(31,772)	—	—
Loss on sale of assets, net	—	—	—
Adjusted Gross Margin (1)	$142,193	$36,284	$42,615

Three months ended September 30, 2023	Refining	Logistics	Retail
Operating income	$194,847	$20,736	$13,315
Operating expense (excluding depreciation)	116,949	6,135	22,099
Depreciation and amortization	24,278	7,708	2,766
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	821	698	—
Inventory valuation adjustment	72,823	—	—
Environmental obligation mark-to-market adjustments	(50,153)	—	—
Unrealized gain on derivatives	(8,995)	—	—
Adjusted Gross Margin (1)	$350,570	$35,277	$38,180

Nine months ended September 30, 2024	Refining	Logistics	Retail
Operating income	$82,811	$64,579	$45,323
Operating expense (excluding depreciation)	365,031	11,847	67,511
Depreciation and amortization	66,584	19,893	8,471
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	2,037	2,550	—
Inventory valuation adjustment	(6,419)	—	—
Environmental obligation mark-to-market adjustments	(18,199)	—	—
Unrealized loss on derivatives	34,061	—	—
Loss (gain) on sale of assets, net	—	124	(10)
Adjusted Gross Margin (1)	$525,906	$98,993	$121,295

Nine months ended September 30, 2023	Refining	Logistics	Retail
Operating income	$502,123	$54,035	$42,009
Operating expense (excluding depreciation)	252,802	13,178	64,166
Depreciation and amortization	59,827	17,801	8,577
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	821	905	—
Inventory valuation adjustment	126,799	—	—
Environmental obligation mark-to-market adjustments	(174,111)	—	—
Unrealized gain on derivatives	(487)	—	—
Adjusted Gross Margin (1)	$767,774	$85,919	$114,752
____________________________________________________________________________
(1)For the three and nine months ended September 30, 2024 and 2023, there was no impairment expense in Operating income. For the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, there was no (gain) loss on sale of assets recorded in Operating income.
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
•(gain) loss on sale of assets;
•impairment expense;
•impairment expense associated with our investment in Laramie Energy; and
•Par’s share of equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions.
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
    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$7,486	$171,415	$22,373	$439,318
Inventory valuation adjustment	14,057	72,823	(6,419)	126,799
Environmental obligation mark-to-market adjustments	(4,432)	(50,153)	(18,199)	(174,111)
Unrealized loss (gain) on derivatives	(31,196)	(9,116)	33,756	(1,151)
Par West redevelopment and other costs	4,006	3,127	9,048	8,490
Acquisition and integration costs	(23)	4,669	68	17,213
Debt extinguishment and commitment costs	—	—	1,418	17,682
Changes in valuation allowance and other deferred tax items (1)	5,707	—	9,238	—
Severance costs and other non-operating expense (2)	(1,490)	615	14,648	1,685
Loss on sale of assets, net	—	—	114	—
Equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions	336	—	(1,382)	—
Adjusted Net Income (Loss) (3)	(5,549)	193,380	64,663	435,925
Depreciation and amortization	31,879	35,311	96,679	87,887
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	22,826	20,936	62,025	52,638
Laramie Energy, LLC cash distributions to Par	—	—	(1,485)	(10,706)
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	1,519	1,519	4,587	1,726
Income tax expense	753	4,600	1,258	6,741
Adjusted EBITDA (3)	$51,428	$255,746	$227,727	$574,211
________________________________________
(1)For the three and nine months ended September 30, 2024, we recognized a non-cash deferred tax expense of $5.7 million and $9.2 million, respectively, related to deferred state and federal tax liabilities. This tax benefit is included in Income tax expense (benefit) on our consolidated statements of operations. For the three and nine months ended September 30, 2023, we did not have any adjustments to our valuation allowance and other deferred tax items.
(2)For the nine months ended September 30, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $2.3 million for an estimated legal settlement unrelated to current operating activities.
(3)For the three and nine months ended September 30, 2024 and 2023, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.

Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during the reporting periods.
Factors Impacting Segment Results
Operating Income
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Refining. Operating income for our refining segment was $19.0 million for the three months ended September 30, 2024, a decrease of $175.8 million compared to operating income of $194.8 million for the three months ended September 30, 2023. The decrease was primarily driven by lower crack spreads across all of our refineries combined with unfavorable FIFO impacts, partially offset by a favorable change of $126.6 million in the step-out obligations associated with our inventory intermediation agreements. Please read the Adjusted Gross Margin discussion below for additional information.
Logistics. Operating income for our logistics segment was $26.2 million for the three months ended September 30, 2024, an increase of $5.5 million compared to $20.7 million for the three months ended September 30, 2023. The increase was primarily due to a decrease of $2.8 million in operating expenses and a $1.8 million decrease in depreciation and amortization. The operating expense decrease primarily reflects lower outside services costs and repair and maintenance expenses, partially offset by lower rental expenses and employee costs.
Retail. Operating income for our retail segment was $18.3 million for the three months ended September 30, 2024, an increase of $5.0 million compared to $13.3 million for the three months ended September 30, 2023. The increase was primarily due to a $3.4 million increase in fuel margins, increased merchandise margins of $0.7 million, and a $0.4 million decrease in operating expenses primarily driven by lower outside services costs.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Refining. Operating income for our refining segment was $82.8 million for the nine months ended September 30, 2024, a decrease of $419.3 million compared to $502.1 million for the nine months ended September 30, 2023. The decrease in operating income was primarily driven by:

•	a decrease of $394.4 million reflecting lower crack spreads at the refineries in our legacy portfolio,
•
an increase of $133.0 million in consolidated environmental costs across all our refineries in our legacy portfolio, primarily associated with RIN settlement gains recorded in 2023 with no similar gains in 2024, and

•	a decrease of $37.3 million driven by a 2.7% decline in refined product sales volumes primarily from our Washington and Hawaii refineries, partially offset by:

•	an increase of $68.1 million related to a favorable change in our step-out obligations associated with our inventory intermediation agreements in Hawaii and Washington,
•	an increase of $61.3 million related to favorable changes in crude oil differentials at the refineries in our legacy portfolio, and
•	a net decrease of $32.2 million in our derivative costs associated with all our refineries.
Logistics. Operating income for our logistics segment was $64.6 million for the nine months ended September 30, 2024, an increase of $10.6 million compared to $54.0 million for the nine months ended September 30, 2023. The increase was primarily due to a $11.7 million increase in contribution from the Billings Acquisition logistics assets acquired in June 2023.
Retail. Operating income for our retail segment was $45.3 million for the nine months ended September 30, 2024, an increase of $3.3 million compared to $42.0 million for the nine months ended September 30, 2023. The increase in operating income was primarily due to a $3.6 million increase in fuel volumes and increased merchandise revenues of $2.8 million, partially offset by higher operating expenses of $3.3 million driven by an increase in employee costs.
Adjusted Gross Margin
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Refining. For the three months ended September 30, 2024, our refining Adjusted Gross Margin was $142.2 million, a decrease of $208.4 million compared to $350.6 million for the three months ended September 30, 2023. The decrease was primarily driven by a $164.4 million decrease due to lower crack spreads across our legacy refining portfolio and other factors described below.
•Adjusted Gross Margin for the Hawaii refinery decreased by $7.37 per barrel from $13.47 per barrel during the three months ended September 30, 2023 to $6.10 per barrel during the three months ended September 30, 2024. The decrease in Adjusted Gross Margin was primarily due to declining crack spreads and a 3.9% decrease in refined product sales, partially offset by lower feedstock costs. The Singapore 3-1-2 index declined from $23.39 in the third quarter of 2023 to $11.00 in the third quarter of 2024.
•Adjusted Gross Margin for the Montana refinery decreased by $14.07 per barrel from $26.49 per barrel during the three months ended September 30, 2023 to $12.42 per barrel during the three months ended September 30, 2024. The decrease in Adjusted Gross Margin was primarily due to declining crack spreads.The RVO Adjusted USGC 3-2-1 index decreased from $29.65 in the third quarter of 2023 to $14.14 in the third quarter of 2024.
•Adjusted Gross Margin for the Washington refinery decreased by $10.54 per barrel from $12.30 per barrel during the three months ended September 30, 2023 to $1.76 per barrel during the three months ended September 30, 2024. The decrease was primarily due to declining crack spreads, and a 4% decrease in refined product sales, partially offset by lower feedstock costs and favorable environmental costs. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $35.00 in the third quarter of 2023 to $15.48 in the third quarter of 2024.
•Adjusted Gross Margin for the Wyoming refinery decreased by $23.36 per barrel from $37.01 per barrel during the three months ended September 30, 2023 to $13.65 per barrel during the three months ended September 30, 2024, primarily due to lower regional crack spreads. The RVO Adjusted USGC 3-2-1 index decreased from $29.65 in the third quarter of 2023 to $14.14 in the third quarter of 2024.
Logistics. For the three months ended September 30, 2024, our logistics Adjusted Gross Margin was $36.3 million, an increase of $1.0 million compared to $35.3 million for the three months ended September 30, 2023. The increase is primarily due to higher throughput across our logistics system in the three months ended September 30, 2024 compared to the comparable period in 2023.
Retail. For the three months ended September 30, 2024, our retail Adjusted Gross Margin was $42.6 million, an increase of $4.4 million compared to $38.2 million for the three months ended September 30, 2023. The increase was primarily due to a $3.4 million increase in fuel margins and increased merchandise margins of $0.7 million in the three months ended September 30, 2024 compared to the comparable period in 2023.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Refining. For the nine months ended September 30, 2024, our refining Adjusted Gross Margin was $525.9 million, a decrease of $241.9 million compared to $767.8 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease of $394.4 million reflecting lower crack spreads at the refineries in our legacy portfolio, partially offset by an increase of $61.3 million related to favorable changes in crude oil differentials at the refineries in our legacy portfolio, favorable realized derivative gains and losses of $66.8 million, and other factors as described below.
•Adjusted Gross Margin for the Hawaii refinery declined by $4.68 per barrel from $14.74 per barrel during the nine months ended September 30, 2023 to $10.06 per barrel during the nine months ended September 30, 2024. The decrease was primarily due to lower crack spreads partially offset by favorable derivative costs. The Singapore 3-2-1 index declined from $19.45 in the nine months ended September 30, 2023 to $14.04 in the nine months ended September 30, 2024.
•Adjusted Gross Margin for the Washington refinery decreased by $5.88 per barrel from $9.91 per barrel during the nine months ended September 30, 2023 to $4.03 per barrel during the nine months ended September 30, 2024. The decrease was primarily due to declining crack spreads and an 9% decrease in refined product sales, partially offset by favorable changes in crude oil differentials. The RVO Adjusted Pacific Northwest 3-1-1-1 index declined from $28.51 in the nine months ended September 30, 2023 to $19.49 in the nine months ended September 30, 2024.
•Adjusted Gross Margin for the Wyoming refinery decreased by $14.46 from $28.88 per barrel during the nine months ended September 30, 2023 to $14.42 per barrel during the nine months ended September 30, 2024, primarily due to lower regional crack spreads. The RVO Adjusted USGC 3-2-1 index declined from $25.96 in the nine months ended September 30, 2023 to $17.79 in the nine months ended September 30, 2024.
Logistics. For the nine months ended September 30, 2024, our logistics Adjusted Gross Margin was $99.0 million, an increase of $13.1 million compared to $85.9 million for the nine months ended September 30, 2023. The increase was primarily due to a $15.6 million increased contribution from the Billings Acquisition logistics assets acquired in June 2023.

Retail. For the nine months ended September 30, 2024, our retail Adjusted Gross Margin was $121.3 million, an increase of $6.5 million compared to $114.8 million for the nine months ended September 30, 2023. The increase was primarily due to a $3.6 million increase in fuel volumes and increased merchandise margins of $2.8 million.
Discussion of Consolidated Results
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Revenues. For the three months ended September 30, 2024, revenues were $2.1 billion, a $0.5 billion decrease compared to $2.6 billion for the three months ended September 30, 2023. The decrease was primarily due to a $0.3 billion decrease to refining revenue reflecting lower average product crack spreads discussed below, $0.1 billion due to lower crude oil prices also discussed below. These lower average crack spreads are reflective of larger market trends. The IEA’s September 2024 report noted a slowdown in global and U.S. oil demand growth post-pandemic and its October 2024 report noted declining refining margins, primarily driven by reduced demand in China. The RVO Adjusted Pacific Northwest 3-1-1-1 index, 3-1-2 Singapore Crack Spread, and RVO Adjusted USGC 3-2-1 index declined 56%, 53%, and 52%, respectively, compared to the third quarter of 2023. Average WTI crude oil prices decreased 8% and average Brent crude oil prices decreased 8% as compared to the prior period. Please read our key operating statistics for further information. Revenues at our retail segment decreased $8.3 million primarily due to an 8% decline in fuel sales prices.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2024, cost of revenues (excluding depreciation) was $1.9 billion, a decrease of $0.3 billion when compared to $2.2 billion for the three months ended September 30, 2023. The decrease was primarily driven by lower crude oil prices, as discussed above, a favorable change of $0.1 billion related to the termination of the Washington Refinery Intermediation Agreement and Supply and Offtake Agreement, and favorable derivative activity of $0.1 billion, partially offset by $0.1 billion of unfavorable FIFO impacts. Please read Note 9—Inventory Financing Agreements for more information on the Washington Refinery Intermediation Agreement and Supply and Offtake Agreement terminations.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2024, operating expense (excluding depreciation) was $147.0 million, a $1.8 million increase when compared to $145.2 million for the three months ended September 30, 2023. The increase was driven by a $4.1 million increase related to our Montana operations, primarily repairs and maintenance and outside service costs. This increase was partially offset by a net decrease of $2.3 million across our legacy operations.
Depreciation and Amortization. For the three months ended September 30, 2024, D&A was $31.9 million, a decrease of $3.4 million compared to $35.3 million for the three months ended September 30, 2023. The decrease was primarily driven by a $2.4 million decrease in D&A from our Hawaii Refinery primarily driven by assets that became fully depreciated in the second quarter of 2024.
General and Administrative Expense (Excluding Depreciation). For the three months ended September 30, 2024, general and administrative expense (excluding depreciation) was $22.4 million, a $1.3 million decrease when compared to $23.7 million for the three months ended September 30, 2023, driven by lower employee costs.
Equity earnings from refining and logistics investments. During the three months ended September 30, 2024, Equity earnings from refining and logistics investments, related to YELP and YPLC, were $3.0 million, a decrease of $0.9 million compared to $3.9 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $1.4 million and $1.9 million, respectively. For the three months ended September 30, 2023, our proportionate share of YELP’s net income and YPLC’s net income was $2.7 million and $1.5 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for further information.
Acquisition and Integration Expense. During the three months ended September 30, 2024, we incurred an immaterial amount of acquisition and integration costs. For the three months ended September 30, 2023, we incurred $4.7 million of acquisition and integration costs related to the Billings Acquisition, which closed on June 1, 2023. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the three months ended September 30, 2024, Par West redevelopment and other costs were $4.0 million, an increase of $0.9 million compared to $3.1 million for the three months ended September 30, 2023, primarily due to an increase in redevelopment activities.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2024, our interest expense and financing costs were $23.4 million, an increase of $2.6 million compared to $20.8 million for the three months ended

September 30, 2023. The increase was primarily due to a $6.3 million increase in debt costs, mainly higher interest expense due to higher ABL Credit Facility balances in 2024 used to fund certain inventory purchases at our Hawaii and Washington refineries and a $0.9 million decrease in interest income from our investment accounts. The increase was partially offset by a $4.9 million of inventory financing costs incurred during the three months ended September 30, 2023, related to inventory financing agreements that were terminated in the fourth quarter of 2023 and the second quarter of 2024. Please read Note 9—Inventory Financing Agreements and Note 11—Debt for further information.
Other income (expense), net. For the three months ended September 30, 2024, other income was $1.3 million primarily due to a $1.5 million reduction of2024 expenses for a legal settlement unrelated to operating activities with no similar 2023 expenses. For three months ended September 30, 2023, we incurred an immaterial amount of other expense.
Equity earnings (losses) from Laramie Energy, LLC. For the three months ended September 30, 2024, Equity losses from Laramie Energy, LLC were $0.3 million. For the three months ended September 30, 2024, our proportionate share of Laramie Energy’s net loss was $2.0 million, partially offset by $1.6 million of basis difference accretion. There were no equity earnings from our investment in Laramie Energy, LLC, for the three months ended September 30, 2023. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the three months ended September 30, 2024, income tax expense was $6.5 million, an increase of $1.9 million compared to $4.6 million for three months ended September 30, 2023, primarily related to no longer recording a valuation allowance on our deferred taxes coupled with permanent tax differences associated with non-deductible executive compensation. For three months ended September 30, 2023, we recorded an income tax expense of $4.6 million primarily related to recording a valuation allowance on our deferred taxes. Please read Note 18—Income Taxes for further discussion.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Revenues. For the nine months ended September 30, 2024, revenues were $6.1 billion, a $0.1 billion increase compared to $6.0 billion for the nine months ended September 30, 2023. The increase was primarily due to an increase of $0.6 billion in the contribution from the Billings Acquisition, which closed on June 1, 2023. There was a decrease of $0.5 billion in third-party revenues when comparing our legacy refining operations, of which $0.4 billion was related to lower average crack spreads and $0.1 billion was related to a 3% decrease in sales volumes primarily at our Washington refinery. The RVO Adjusted Pacific Northwest 3-1-1-1 index, RVO Adjusted USGC 3-2-1 index, and 3-1-2 Singapore Crack Spread declined 32%, 31%, and 28%, respectively, compared to 2023. Please read our key operating statistics and our three months ended Cost of Revenues discussion above for further information regarding crack spread declines. Revenues at our retail segment increased $0.7 million primarily due to a 4% increase in fuel sales volumes and a 6% increase in merchandise revenue, partially offset by a 5% decrease in fuel prices.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2024, cost of revenues (excluding depreciation) was $5.4 billion, a $0.4 billion increase compared to $5.0 billion for the nine months ended September 30, 2023, primarily driven by a $0.6 billion contribution from the Billings Acquisition, partially offset by decreases in refining sales volumes and a decrease in intermediation costs related to two intermediation facilities terminated in 2023 and mid-year 2024, both discussed above.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2024, operating expense (excluding depreciation) was $444.4 million, an increase of $114.2 million compared to $330.1 million for the nine months ended September 30, 2023. The increase was primarily driven by a $105.9 million increase in the contribution from the Billings Acquisition.
Depreciation and Amortization. For the nine months ended September 30, 2024, D&A was $96.7 million, an increase of $8.8 million compared to $87.9 million for the nine months ended September 30, 2023. The increase was primarily driven by $12.9 million of D&A attributable to the Billings Acquisition, partially offset by a $5.8 million decrease in D&A from our Hawaii Refinery reflecting fully depreciated assets in the second half of 2023 and the second quarter of 2024.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2024, general and administrative expense (excluding depreciation) was $87.3 million, an increase of $21.2 million compared to $66.1 million for the nine months ended September 30, 2023. The increase was primarily due to $13.1 million of stock based compensation expenses related to CEO transition costs in the first quarter of 2024 and a $4.0 million increase in payroll expenses, including an increase in employee headcount, a $3.5 million increase in IT expenses, and $2.8 million of expenses related to development of our renewable projects.

Equity earnings from refining and logistics investments. For the nine months ended September 30, 2024, equity earnings from refining and logistics investments were $12.8 million, an increase of $8.4 million compared to $4.4 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $8.2 million and $5.6 million, respectively. For the nine months ended September 30, 2023, our proportionate share of YELP’s net income and YPLC’s net income was $2.7 million and $1.9 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for additional information.
Acquisition and Integration Expense. During the nine months ended September 30, 2024, we incurred an immaterial amount of acquisition and integration costs. For the nine months ended September 30, 2023, we incurred $17.2 million of acquisition and integration costs related to the Billings Acquisition, which closed on June 1, 2023. Please read Note 5—Acquisitions for further information.
Par West redevelopment and other costs. For the nine months ended September 30, 2024, Par West redevelopment and other costs were $9.0 million, an increase of $0.5 million compared to $8.5 million for the nine months ended September 30, 2023, associated with the operation and decommissioning of our Par West facility. The increase was primarily due to an increase in redevelopment activities.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2024, our interest expense and financing costs were $61.7 million, an increase of $9.7 million compared to $52.0 million for the nine months ended September 30, 2023. The increase was primarily due to an $14.5 million increase in debt costs related to higher ABL Credit Facility balances in 2024 used to fund certain inventory purchases at our Hawaii and Washington refineries, and a $6.0 million decrease in interest income from our investment accounts opened in the first quarter of 2023, partially offset by an $11.6 million decrease in inventory financing costs incurred during the nine months ended September 30, 2023 related to inventory financing agreements that were terminated in the fourth quarter of 2023 and in the second quarter of 2024. Please read Note 9—Inventory Financing Agreements and Note 11—Debt for further information.
Debt Extinguishment and Commitment Costs. During the nine months ended September 30, 2024, we incurred $1.4 million of debt extinguishment and commitment costs primarily related to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. For the nine months ended September 30, 2023, we incurred debt extinguishment and commitment costs of $17.7 million in connection with the refinancing of our long-term debt in the first quarter of 2023. Please read Note 9—Inventory Financing Agreements and Note 11—Debt for further information.
Other income (expense), net. For the nine months ended September 30, 2024, other expense was $1.4 million, a decrease of $1.7 million compared to $0.3 million of other income for the nine months ended September 30, 2023. The decrease was primarily due to $1.5 million of 2024 legal expenses unrelated to operating activities with no similar 2023 expenses.
Equity Earnings from Laramie Energy, LLC. For the nine months ended September 30, 2024, Equity earnings from Laramie Energy, LLC were $2.9 million, a decrease of $7.8 million compared to $10.7 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the accretion of basis difference was $4.8 million, partially offset by our proportionate share of Laramie Energy’s net loss of $2.0 million. On April 29, 2024, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. There were no equity earnings from our investment in Laramie Energy, LLC for the nine months ended September 30, 2023. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the nine months ended September 30, 2024, income tax expense was $10.5 million, an increase of $3.8 million compared to $6.7 million for the nine months ended September 30, 2023, primarily related to no longer recording a valuation allowance on our deferred taxes coupled with permanent tax differences associated with non-deductible executive compensation. For the nine months ended September 30, 2023, we recorded an income tax expense of $6.7 million primarily related to recording a valuation allowance on our deferred taxes. Please read Note 18—Income Taxes for further discussion.

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

	As of September 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,302	$180,675	$—	$182,977
Restricted cash	345	—	—	345
Trade accounts receivable	—	429,740	—	429,740
Inventories	—	1,071,923	—	1,071,923
Prepaid and other current assets	8,582	73,616	—	82,198
Due from related parties	373,725	—	(373,725)	—
Total current assets	384,954	1,755,954	(373,725)	1,767,183
Property, plant, and equipment
Property, plant, and equipment	24,760	1,657,287	3,956	1,686,003
Less accumulated depreciation and amortization	(17,651)	(530,943)	(3,452)	(552,046)
Property, plant, and equipment, net	7,109	1,126,344	504	1,133,957
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,478	427,570	—	435,048
Refining and logistics equity investments	—	—	90,171	90,171
Investment in Laramie Energy, LLC	—	—	15,661	15,661
Investment in subsidiaries	1,057,014	—	(1,057,014)	—
Intangible assets, net	—	9,764	—	9,764
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	160,123	111,369	272,218
Total assets	$1,457,281	$3,606,433	$(1,210,437)	$3,853,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,133	$—	$4,133
Obligations under inventory financing agreements	—	165,168	—	165,168
Accounts payable	3,706	461,058	2	464,766
Accrued taxes	(13)	51,195	—	51,182
Operating lease liabilities	(37)	75,438	—	75,401
Other accrued liabilities	2,100	282,566	333	284,999
Due to related parties	187,464	179,262	(366,726)	—
Total current liabilities	193,220	1,218,820	(366,391)	1,045,649
Long-term liabilities
Long-term debt, net of current maturities	—	1,039,573	—	1,039,573
Finance lease liabilities	496	15,534	(4,131)	11,899
Operating lease liabilities	9,539	361,440	—	370,979
Other liabilities	—	194,236	(63,085)	131,151
Total liabilities	203,255	2,829,603	(433,607)	2,599,251
Commitments and contingencies
Stockholders’ equity
Common stock	559	—	—	559
Additional paid-in capital	878,789	177,505	(177,505)	878,789
Accumulated earnings (deficit)	366,667	593,421	(593,421)	366,667
Accumulated other comprehensive income (loss)	8,011	5,904	(5,904)	8,011
Total stockholders’ equity	1,254,026	776,830	(776,830)	1,254,026
Total liabilities and stockholders’ equity	$1,457,281	$3,606,433	$(1,210,437)	$3,853,277

	As of December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$10,369	$268,711	$27	$279,107
Restricted cash	339	—	—	339
Trade accounts receivable	—	367,249	—	367,249
Inventories	—	1,160,395	—	1,160,395
Prepaid and other current assets	4,767	177,638	—	182,405
Due from related parties	380,159	—	(380,159)	—
Total current assets	395,634	1,973,993	(380,132)	1,989,495
Property, plant, and equipment
Property, plant, and equipment	21,350	1,552,496	3,955	1,577,801
Less accumulated depreciation and amortization	(16,487)	(458,616)	(3,310)	(478,413)
Property, plant, and equipment, net	4,863	1,093,880	645	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,005	339,449	—	346,454
Refining and logistics equity investments	—	—	87,486	87,486
Investment in Laramie Energy, LLC	—	—	14,279	14,279
Investment in subsidiaries	1,070,518	—	(1,070,518)	—
Intangible assets, net	—	10,918	—	10,918
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	65,323	120,606	186,655
Total assets	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,255	$—	$4,255
Obligations under inventory financing agreements	—	594,362	—	594,362
Accounts payable	4,991	386,334	—	391,325
Accrued taxes	—	40,064	—	40,064
Operating lease liabilities	—	72,833	—	72,833
Other accrued liabilities	947	415,468	5,347	421,762
Due to related parties	128,922	232,803	(361,725)	—
Total current liabilities	134,860	1,746,119	(356,378)	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	—	646,603	—	646,603
Finance lease liabilities	—	16,693	(4,255)	12,438
Operating lease liabilities	8,462	274,055	—	282,517
Other liabilities	—	119,618	(57,251)	62,367
Total liabilities	143,322	2,803,088	(417,884)	2,528,526
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	597	—	—	597
Additional paid-in capital	860,797	242,505	(242,505)	860,797
Accumulated earnings (deficit)	465,856	558,581	(558,581)	465,856
Accumulated other comprehensive income (loss)	8,174	6,067	(6,067)	8,174
Total stockholders’ equity	1,335,424	807,153	(807,153)	1,335,424
Total liabilities and stockholders’ equity	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950

	Three Months Ended September 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,143,933	$—	$2,143,933

Operating expenses
Cost of revenues (excluding depreciation)	—	1,905,200	—	1,905,200
Operating expense (excluding depreciation)	—	147,062	(13)	147,049
Depreciation and amortization	437	31,397	45	31,879

General and administrative expense (excluding depreciation)	5,713	16,674	12	22,399
Equity earnings from refining and logistics investments	—	—	(3,008)	(3,008)
Acquisition and integration costs (2)	—	(23)	—	(23)
Par West redevelopment and other costs	—	4,006	—	4,006
Loss on sale of assets, net	—	—	—	—
Total operating expenses	6,150	2,104,316	(2,964)	2,107,502

Operating income (loss)	(6,150)	39,617	2,964	36,431

Other income (expense)
Interest expense and financing costs, net	(19)	(23,468)	85	(23,402)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(7)	1,260	—	1,253
Equity earnings (losses) from subsidiaries	13,663	—	(13,663)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(336)	(336)
Total other income (expense), net	13,637	(22,208)	(13,914)	(22,485)

Income (loss) before income taxes	7,487	17,409	(10,950)	13,946
Income tax benefit (expense) (1)	—	(4,682)	(1,778)	(6,460)
Net income (loss)	$7,487	$12,727	$(12,728)	$7,486

Adjusted EBITDA	$(7,210)	$54,110	$4,528	$51,428

	Three Months Ended September 30, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,579,306	$2	$2,579,308

Operating expenses
Cost of revenues (excluding depreciation)	—	2,174,385	—	2,174,385
Operating expense (excluding depreciation)	—	145,183	—	145,183
Depreciation and amortization	404	34,861	46	35,311
General and administrative expense (excluding depreciation)	7,158	16,536	—	23,694
Equity earnings from refining and logistics investments	—	—	(3,934)	(3,934)
Acquisition and integration costs (2)	—	4,669	—	4,669
Par West redevelopment and other costs	—	3,127	—	3,127
Total operating expenses	7,562	2,378,761	(3,888)	2,382,435

Operating income	(7,562)	200,545	3,890	196,873

Other income (expense)
Interest expense and financing costs, net	(11)	(20,895)	91	(20,815)
Other income (expense), net	19	(62)	—	(43)
Equity earnings (losses) from subsidiaries	181,120	—	(181,120)	—
Total other income (expense), net	181,128	(20,957)	(181,029)	(20,858)

Income (loss) before income taxes	173,566	179,588	(177,139)	176,015
Income tax benefit (expense) (1)	(2,151)	(43,708)	41,259	(4,600)
Net income (loss)	$171,415	$135,880	$(135,880)	$171,415

Adjusted EBITDA	$(7,123)	$257,413	$5,456	$255,746

	Nine Months Ended September 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$6,142,224	$12	$6,142,236

Operating expenses
Cost of revenues (excluding depreciation)	—	5,422,875	—	5,422,875
Operating expense (excluding depreciation)	—	444,402	(13)	444,389
Depreciation and amortization	1,164	95,375	140	96,679
Impairment expense	—	—	—	—

General and administrative expense (excluding depreciation)	28,078	59,244	—	87,322
Equity earnings from refining and logistics investments	—	—	(12,846)	(12,846)
Acquisition and integration costs (2)	—	68	—	68
Par West redevelopment and other costs	—	9,048	—	9,048
Loss on sale of assets, net	—	114	—	114
Total operating expenses	29,242	6,031,126	(12,719)	6,047,649

Operating income (loss)	(29,242)	111,098	12,731	94,587

Other income (expense)
Interest expense and financing costs, net	(19)	(61,966)	265	(61,720)
Interest income from subsidiaries	—	—	—	—
Debt extinguishment and commitment costs	—	(1,418)	—	(1,418)
Gain on curtailment of pension obligation	—	—	—	—
Other income (expense), net	(24)	(1,421)	(2)	(1,447)
Change in value of common stock warrants	—	—	—	—
Change in value of contingent consideration	—	—	—	—
Equity earnings (losses) from subsidiaries	51,658	—	(51,658)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	2,867	2,867
Total other income (expense), net	51,615	(64,805)	(48,528)	(61,718)

Income (loss) before income taxes	22,373	46,293	(35,797)	32,869
Income tax benefit (expense) (1)	—	(11,453)	957	(10,496)
Net income (loss)	$22,373	$34,840	$(34,840)	$22,373

Adjusted EBITDA	$(20,748)	$231,019	$17,456	$227,727

	Nine Months Ended September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$6,048,378	$66	$6,048,444

Operating expenses
Cost of revenues (excluding depreciation)	—	5,038,211	—	5,038,211
Operating expense (excluding depreciation)	—	330,146	—	330,146
Depreciation and amortization	1,220	86,527	140	87,887
General and administrative expense (excluding depreciation)	21,467	44,682	(1)	66,148
Equity earnings from refining and logistics investments	—	—	(4,359)	(4,359)
Acquisition and integration costs (2)	—	17,213	—	17,213
Par West redevelopment and other costs	—	8,490	—	8,490
Total operating expenses	22,687	5,525,269	(4,220)	5,543,736

Operating income	(22,687)	523,109	4,286	504,708

Other income (expense)
Interest expense and financing costs, net	(37)	(52,210)	273	(51,974)
Debt extinguishment and commitment costs	—	(17,682)	—	(17,682)
Other income (expense), net	53	248	—	301
Equity earnings (losses) from subsidiaries	465,053	—	(465,053)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	10,706	10,706
Total other income (expense), net	465,069	(69,644)	(454,074)	(58,649)

Income (loss) before income taxes	442,382	453,465	(449,788)	446,059
Income tax benefit (expense) (1)	(3,064)	(111,068)	107,391	(6,741)
Net income (loss)	$439,318	$342,397	$(342,397)	$439,318

Adjusted EBITDA	$(20,922)	$588,980	$6,153	$574,211
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$7,487	$12,727	$(12,728)	$7,486
Inventory valuation adjustment	—	14,057	—	14,057
Environmental obligation mark-to-market adjustments	—	(4,432)	—	(4,432)
Unrealized loss (gain) on derivatives	—	(31,196)	—	(31,196)
Acquisition and integration costs	—	(23)	—	(23)
Par West redevelopment and other costs	—	4,006	—	4,006
Severance costs and other non-operating expense (2)	(1,490)	—	—	(1,490)
Equity losses from Laramie Energy, LLC, excluding cash distributions	—	—	336	336
Depreciation and amortization	437	31,397	45	31,879
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	19	22,892	(85)	22,826
Equity losses (income) from subsidiaries	(13,663)	—	13,663	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,519	1,519
Income tax expense	—	4,682	1,778	6,460
Adjusted EBITDA (1)	$(7,210)	$54,110	$4,528	$51,428

	Three Months Ended September 30, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$171,415	$135,880	$(135,880)	$171,415
Inventory valuation adjustment	—	72,823	—	72,823
Environmental obligation mark-to-market adjustments	—	(50,153)	—	(50,153)
Unrealized loss (gain) on derivatives	—	(9,116)	—	(9,116)
Acquisition and integration costs	—	4,669	—	4,669
Par West redevelopment and other costs	—	3,127	—	3,127
Debt extinguishment and commitment costs	—	—	—	—
Severance costs and other non-operating expense (2)	16	598	1	615
Depreciation and amortization	404	34,861	46	35,311
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	11	21,016	(91)	20,936
Equity losses (income) from subsidiaries	(181,120)	—	181,120	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,519	1,519
Income tax expense (benefit)	2,151	43,708	(41,259)	4,600
Adjusted EBITDA (1)	$(7,123)	$257,413	$5,456	$255,746

	Nine Months Ended September 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$22,373	$34,840	$(34,840)	$22,373
Inventory valuation adjustment	—	(6,419)	—	(6,419)
Environmental obligation mark-to-market adjustments	—	(18,199)	—	(18,199)
Unrealized loss on derivatives	—	33,756	—	33,756
Acquisition and integration costs	—	68	—	68
Par West redevelopment and other costs	—	9,048	—	9,048
Debt extinguishment and commitment costs	—	1,418	—	1,418
Severance costs and other non-operating expense (2)	7,354	7,294	—	14,648
Loss on sale of assets, net	—	114	—	114
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(1,382)	(1,382)
Depreciation and amortization	1,164	95,375	140	96,679
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	19	62,271	(265)	62,025
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	(1,485)	(1,485)
Equity losses (income) from subsidiaries	(51,658)	—	51,658	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	4,587	4,587
Income tax expense	—	11,453	(957)	10,496
Adjusted EBITDA (1)	$(20,748)	$231,019	$17,456	$227,727

	Nine Months Ended September 30, 2023
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$439,318	$342,397	$(342,397)	$439,318
Inventory valuation adjustment	—	126,799	—	126,799
Environmental obligation mark-to-market adjustments	—	(174,111)	—	(174,111)
Unrealized loss (gain) on derivatives	—	(1,151)	—	(1,151)
Acquisition and integration costs	—	17,213	—	17,213
Par West redevelopment and other costs	—	8,490	—	8,490
Debt extinguishment and commitment costs	—	17,682	—	17,682
Severance costs and other non-operating expense (2)	492	1,192	1	1,685
Depreciation and amortization	1,220	86,527	140	87,887
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	37	52,874	(273)	52,638
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(10,706)	(10,706)
Equity losses (income) from subsidiaries	(465,053)	—	465,053	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	1,726	1,726
Income tax expense (benefit)	3,064	111,068	(107,391)	6,741
Adjusted EBITDA (1)	$(20,922)	$588,980	$6,153	$574,211
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.
(2)For the nine months ended September 30, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $2.3 million for an estimated legal settlement unrelated to current operating activities.

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
Our liquidity position as of September 30, 2024 was $632.5 million, consisting of $183.0 million of cash and cash equivalents and $449.5 million of availability under the ABL Credit Facility.
As of September 30, 2024, we had access to the ABL Credit Facility and cash on hand of $183.0 million. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$99,242	$581,445
Net cash used in investing activities	(86,319)	(631,752)
Net cash used in financing activities	(109,047)	(79,039)
Cash flows for the nine months ended September 30, 2024
Net cash provided by operating activities for the nine months ended September 30, 2024 was driven primarily by net income of $22.4 million, non-cash charges to operations and non-operating items of approximately $172.6 million, and net cash used for changes in operating assets and liabilities of approximately $95.7 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $33.8 million,
•	depreciation and amortization expenses of $96.7 million, and
•	stock based compensation expenses of $22.5 million.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an $82.5 million decrease in Obligations under inventory financing agreements primarily related to the termination of the J. Aron Supply and Offtake agreement and a decrease in crude oil prices,
•	an increase in deferred turnaround expenditures of $57.8 million driven by expenditures related to the turnaround at the Montana refinery, and
•	a $57.2 million increase in accounts receivable primarily related to the timing of collections and sales volumes,

partially offset by:
•	a $72.7 million decrease in inventories primarily related to a $51.8 million decrease in crude oil and feedstock ending inventory, and
•	a $24.8 million decreases in prepaid and other expenses.
Net cash used in investing activities for the nine months ended September 30, 2024 consisted primarily of:

•	$87.9 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects partially offset by:
•	a $1.5 million cash distribution received from Laramie Energy in the second quarter of 2024.
Net cash used in financing activities was approximately $109.0 million for the nine months ended September 30, 2024 and consisted primarily of the following activities:

•
payments of $547.6 million for changes in our deferred payment arrangement and the termination of our inventory financing agreement related to the expiration of our Supply and Offtake Agreement in the second quarter of 2024,

•	repurchases of common stock of $126.7 million, and

partially offset by:
•	net borrowings of debt of $370.0 million primarily driven by activity in our ABL Credit Facility, and
•	proceeds of $203.1 million received related to the step-in of the Inventory Intermediation Agreement in the second quarter of 2024.
Cash flows for the nine months ended September 30, 2023
Net cash provided by operating activities for the nine months ended September 30, 2023, was driven primarily by net income of $439.3 million, non-cash charges to operations and non-operating items of approximately $106.4 million, and net cash provided by changes in operating assets and liabilities of approximately $35.7 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $87.9 million,
•	debt commitment and extinguishment costs of $17.7 million,
•	stock based compensation costs of $9.0 million,

partially offset by:
•	a gain of $10.7 million from our equity investment in Laramie Energy.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	an increase in our accounts payable primarily driven by the contribution of our Billings business, and
•	a decrease in inventory driven by lower crude oil and refined product prices, lower inventory volumes, and a decrease in RINs assets at our Hawaii and Wyoming refineries,

•	an increase in our accounts payable primarily driven by the contribution of our Billings business, and partially offset by:
•	an increase in our accounts receivable primarily driven by the contribution of our Billings Acquisition and higher accounts receivable balances across our legacy refining portfolio, and
•	a decrease in gross environmental credit obligations primarily related to retirements of a portion of our prior year obligations, partially offset by increased current period obligation.
Net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of:

•	$595.4 million for the Billings Acquisition, and
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
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the nine months ended September 30, 2024.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the Russia-Ukraine war, Israel-Palestine conflict, Houthi attacks in the Red Sea, Iranian activities in the Strait of Hormuz and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about the impact of future events on our existing business, the anticipated synergies and other benefits of the recently acquired ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”), including renewable growth opportunities; the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2024 of 198 Mbpd, would change annualized operating income by approximately $71.4 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at September 30, 2024, will settle by April 2026. Based on our net open positions at September 30, 2024, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $5.7 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, we consumed approximately 198.4 Mbpd and 186.3 Mbpd, respectively, of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process during the three and nine months ended September 30, 2024, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 12—Derivatives to our condensed consolidated financial statements for more information.
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
Interest Rate Risk
As of September 30, 2024, we had $1.1 billion in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement for which we pay charges based on the three-month SOFR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.8 million and $10.6 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2024 we had entered into an interest rate collar at a cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 12—Derivatives for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2024:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2024	634,531	$24.44	632,339	$67,754,740
August 1 - August 31, 2024	178,273	23.84	178,145	63,508,383
September 1 - September 30, 2024	119,785	18.15	119,549	61,337,817
Total	932,589	$23.52	930,033
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

Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2024