Form 10-K
period 2024-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2025-02-28
CIK 821483

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
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,372,227,688 based on the closing sales price of the common stock on the New York Stock Exchange on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter). As of February 21, 2025, 54,747,885 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

i

Glossary of Selected Industry Terms
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10- K have the following meanings:

barrel or bbl	A common unit of measure in the oil industry, which equates to 42 gallons.
blendstocks	Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate, or butane, among others.
Brent	A light, sweet North Sea crude oil, characterized by an API gravity of 38 degrees and a sulfur content of approximately 0.4% by weight that is used as a benchmark for other crude oils.
cardlock	Automated unattended fueling sites that are open all day and are designed for commercial fleet vehicles.
catalyst	A substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.
CO2	Carbon dioxide.
condensate	Light hydrocarbons which are in gas form underground but are a liquid at normal temperatures and pressure.
crack spread	A simplified calculation that measures the difference between the price for refined products and crude oil. For example, we reference the 3-1-2 Singapore crack spread, which approximates the per barrel results from processing three barrels of Brent crude oil to produce one barrel of gasoline and two barrels of distillates (diesel and jet fuel).
distillates	Refers primarily to diesel, heating oil, kerosene, and jet fuel.
ethanol	A clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.
feedstocks	Crude oil or partially refined petroleum products that are further processed into refined products.
gasoil	European and Asian designation for No. 2 heating oil and No. 2 diesel fuel.
HSFO	High sulfur fuel oil.
LPG	Liquified petroleum gas.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
MMbbls	Million barrels of crude oil or other liquid hydrocarbons.
MMbtu	Million British thermal units, a unit of measurement for natural gas.
MSW	Mixed sweet blend.
NOx	Nitrogen oxides.
PADD	Petroleum Administration for Defense District.
refined products	Petroleum products, such as gasoline, diesel, and jet fuel, that are produced by a refinery.
RVO	Renewable volume obligation.
SO2	Sulfur dioxide.
SPM	Single point mooring. Also known as a single buoy mooring, refers to a loading buoy that is anchored offshore and serves as an interconnect for tankers loading or offloading crude oil and refined products.
throughput	The volume processed through a unit or refinery.
turnaround	A periodically required standard procedure to inspect, refurbish, repair, and maintain a refinery. This process involves the shutdown and inspection of major processing units and typically occurs every three to seven years, depending on unit type.
ULSD	Ultra-low sulfur diesel.
USGS	United States Geological Survey.
VGO	Vacuum gas oil.
WCS	Western Canadian Select.
WTI	West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38 degrees and 40 degrees and a sulfur content of approximately 0.3% by weight that is used as a benchmark for other crude oils.
yield	The percentage of refined products that is produced from crude oil and other feedstocks, net of fuel used as energy.
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
As of December 31, 2024, we owned a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”), an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2024, through the Billings Acquisition (as defined in Note 5—Acquisitions under Item 8 of this Annual Report on Form 10-K), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 23—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Macroeconomic Factors Affecting Our Business
U.S. and Global Inflationary Factors. Energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation. After aggressively raising interest rates in 2022 and early 2023 to bring down inflation, the Fed cut interest rates in 2024 in response to positive indicators of economic growth, including easing labor market conditions and lower inflation. Interest rates decreased to a range of 4.25% to 4.50% in December 2024 from 5.25% to 5.50% in December 2023. Crude oil pricing decreased in 2024 compared to 2023. Brent crude oil pricing averaged $79.86 per barrel in 2024 compared to $82.17 per barrel in 2023. The U.S. retail price for regular-grade gasoline averaged $3.30 per gallon in 2024 compared to $3.52 per gallon in 2023. This decline was due, in part, to lower crude oil prices in 2024 compared to 2023, as noted above, as well as lower global demand primarily driven by decreased demand in China. The International Energy Agency (“IEA”) revised its forecast in its February 2025 Oil Market Report, which projected higher global oil demand in 2025 citing China, India, and other emerging Asian economies as the primary sources of growth.
Geopolitical Conflicts. Given the nature of our operations, including sourcing crude oil and feedstocks, geopolitical conflicts may affect our business and results of operations. The Russia-Ukraine war, the Israel-Palestine conflict, Houthi attacks in the Red Sea, and Iranian activities in the Strait of Hormuz have all continued to disrupt global trade patterns, increase crude oil price volatility, and increase freight costs and delivery times. The overall effect of these conflicts and actions taken to limit the purchase of Russian petroleum products in response to the Russia-Ukraine war have raised the operating costs of many European and other refineries.
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
OPERATING SEGMENTS
Refining
We own and operate refineries in Hawaii, Wyoming, Washington, and Montana, with total operating crude oil throughput capacity of 219 Mbpd. During the year ended December 31, 2024, our refineries processed 186.7 Mbpd of crude oil and sold 199.9 Mbpd of refined products.
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
Prior to 2025, the 3-1-2 Singapore Crack Spread was the most representative market indicator for our Hawaii operations, which was computed by taking one barrel of gasoline and two barrels of distillates (diesel and jet fuel) from three barrels of Brent crude oils. Beginning in 2025, we established the Hawaii Index as a new benchmark for our Hawaii operations. We believe the Hawaii Index, which incorporates market cracks and landed crude oil differentials, better reflects the key drivers impacting our Hawaii refinery’s financial performance compared to prior reported market indices. The Hawaii Index is calculated as the Singapore 3.1.2 Product Crack, which is made up of the same components as the 3-1-2 Singapore Crack Spread, less the Par Hawaii Refining, LLC (“PHR”) crude differential.
Montana Refinery. Our Montana refinery is located along the Yellowstone River just outside Billings, Montana, and is rated at 63 Mbpd throughput capacity. The Montana refinery is a high-conversion, complex facility that processes low-cost Western Canadian and regional Rocky Mountain crude oil to produce gasoline, distillate, asphalt, and other products to serve the Rocky Mountain region. Our Montana refinery assets include a 65% interest in YELP, which owns an adjacent co-generation facility.
Prior to 2025, the RVO Adjusted USGC 3-2-1 Index was the most representative market indicator for our operations in Billings, Montana, which was computed by taking three barrels of WTI crude oil and converting them into two barrels of USGC gasoline and one barrel of USGC ULSD, less 100% of the RVO cost. Beginning in 2025, we established the Montana

Index as a new benchmark for our Montana refinery. We believe the Montana Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Montana refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Montana refinery’s refined product sales price compared to prior reported market indices. The Montana Index is calculated as the Montana 6.3.2.1 Product Crack less Montana crude costs, less other costs of sales, including inflation-adjusted product delivery costs, yield loss expense, taxes and tariffs, and product discounts. The Montana 6.3.2.1 Product Crack is calculated by taking three parts gasoline (Billings E10 and Spokane E10), two parts distillate (Billings ULSD and Spokane ULSD), and one part asphalt (Rocky Mountain Rail Asphalt) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. Asphalt pricing is lagged by one month. The Montana crude cost is calculated as 60% WCS differential to WTI, 20% MSW differential to WTI, and 20% Syncrude differential to WTI. The Montana crude cost is lagged by three months and includes an inflation adjusted crude delivery cost. Other costs of sales and crude delivery costs are based on historical averages and management estimates.
Washington Refinery. Our Washington refinery is located in Tacoma, Washington, and is rated at 42 Mbpd throughput capacity. The Washington refinery’s major processing units produce ULSD, jet fuel, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest (“PNW”).
Prior to 2025, the RVO Adjusted Pacific Northwest 3-1-1-1 Index was the most representative market indicator for our operations in Tacoma, Washington, which was computed by taking one part gasoline (PNW sub-octane), one part distillate (PNW ULSD), and one part VGO (USGC VGO) as created from three barrels of WTI Crude, less 100% of the RVO cost for gasoline and distillate. Beginning in 2025, we established the Washington Index as a new benchmark for our Washington refinery. We believe the Washington Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Washington refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Washington refinery’s refined product sales price compared to prior reported market indices. The Washington Index is calculated as the Washington 3.1.1.1 Product Crack, less Washington crude costs, less other costs of sales, including inflation-adjusted product delivery costs, yield loss expense and state and local taxes. The Washington 3.1.1.1 Product Crack is calculated by taking one part gasoline (Tacoma E10), one part distillate (Tacoma ULSD) and one part secondary products (USGC VGO and Rocky Mountain Rail Asphalt) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. Asphalt pricing is lagged by one month. The Washington crude cost is calculated as 67% Bakken Williston differential to WTI and 33% WCS Hardisty differential to WTI. The Washington crude cost is lagged by one month and includes an inflation adjusted crude delivery cost. Other costs of sales and crude delivery costs are based on historical averages and management’s estimates.
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
Prior to 2025, the RVO Adjusted USGC 3-2-1 Index was the most representative market indicator for our operations in Wyoming. Beginning in 2025, we established the Wyoming Index as a new benchmark for our Wyoming refinery. We believe the Wyoming Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Wyoming refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Wyoming refinery’s refined product sales price compared to prior reported market indices. The Wyoming Index is calculated as the Wyoming 2.1.1 Product Crack, less Wyoming crude costs, less other cost of sales, including inflation adjusted product delivery costs and yield loss expense, based on historical averages and management estimates. The Wyoming 2.1.1 Product Crack is calculated by taking one part gasoline (Rockies gasoline) and one part distillate (USGC ULSD and USGC Jet) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. The Wyoming crude cost is calculated as the Bakken Guernsey differential to WTI on a one-month lag.
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
As of December 31, 2024, our company-operated convenience stores with fuel in Hawaii are branded “Hele,” our proprietary brand. Additionally, some of our partner sites operate under our proprietary Hele fuel brand. We also hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations. The “76” license agreement expires October 31, 2031, unless extended by mutual agreement. Since its launch in 2016, the Hele brand has won several awards for being the preferred fuel choice for Hawaii customers. Our cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”).
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
Markets
Hawaii Market
Hawaii is largely dependent on the visitor industry which impacts the state’s fuel consumption, particularly jet fuel. The state experienced a projected overall decrease of 0.6% in visitor arrivals in 2024, according to the Hawaii Department of Business, Economic Development and Tourism (“DBEDT”). However, Hawaii expects to see an increase in visitor arrivals in 2025, as the Japanese visitor market begins to recover. A full recovery is not expected until 2027, when 10.4 million visitors are projected. Visitor spending is projected to be $20.6 billion in 2024, and is expected to increase to $23.2 billion by 2027.
In 2024, the construction industry was the largest contributor to the economy and job growth. According to DBEDT, Hawaii’s construction industry has been growing continuously over the past decade and the total value of construction, as measured by the contracting tax base, reached $11.8 billion in 2023. During the first half of 2024, the contracting tax base totaled $6.5 billion or a 14.8% increase from the same period in 2023.
Construction payroll jobs reached 43,300 in October 2024, a historic record high level for Hawaii. Based on DBEDT’s analysis, the value of private building permits increased 28.6% during the first 10 months of 2024. A total of $9.8 billion in government contracts were awarded in calendar years 2022, and 2023, and these awards are projected to have a lasting, positive impact for several years. Private residential and government construction is expected to lead construction activity in 2025 and be one of the main drivers for economic growth in the next few years.
The statewide unemployment rate was 3% for the first 10 months of 2024, which put Hawaii at the eighth lowest in the nation. Hawaii unemployment has been below the U.S. national average since July 2021, and, in October 2024, Hawaii’s unemployment rate was 1% lower than the national average.
Mainland Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and are enjoying significantly higher population growth rates than the country as a whole. The U.S. Census Bureau noted that the population increased 3.3% in Washington and 8.8% in Idaho from 2020 to 2024 versus a national increase of only 2.6%. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in health care, retail, and other industries. According to the Spokane City Department of Economic Development, the unemployment rate was 4.8% through July 2024, and the average annual wage was $62 thousand in the fourth quarter of 2023 in positions covered by unemployment insurance.
A significant portion of the products produced by our Washington refinery stay within the Puget Sound region. Washington is one of the fastest growing states in the nation, and most of this growth is occurring in the Puget Sound area due to large technology and information industry companies. According to the U.S. Bureau of Economic Analysis (the “BEA”), gross domestic product (“GDP”) for the State of Washington grew by 5.1% from 2023 to 2024 based on seasonally adjusted preliminary third quarter 2024 data.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state’s second largest county, increased by 8.2% from 2010 to 2020 compared to 7.4% nationally over the same period. Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. According to the South Dakota Department of Tourism, visitor spending increased in 2024. South Dakota welcomed 14.9 million visitors for the year, resulting in visitor spending of approximately $5.1 billion in 2024, an increase of 2.8% compared to 2023, due to a 5.4% increase driven by short-term rental price and demand increases. Additionally, $1.1 billion, or 21%, of tourism dollars were spent on transportation services in 2024, a decrease of 1% compared to 2023, due to decline in gas prices as most visitors arrive by car.
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
OTHER OPERATIONS
Laramie Energy
As of December 31, 2024, we owned a 46% equity investment in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. Effective February 21, 2023, we resumed the application of the equity method of accounting with respect to our investment in Laramie Energy, which was previously reduced to a book value of zero. The balance of our investment in Laramie Energy was $12.5 million as of December 31, 2024. Please read Note 4—Investment in Laramie Energy to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Other Investments
As noted in the Refining and Logistics discussions above, as of December 31, 2024, through the Billings Acquisition, we own a 65% and a 40% equity investment in YELP and YPLC, respectively. Please read Note 3—Refining and Logistics Equity Investments to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
The State of Washington and its political subdivisions passed several climate-focused laws in 2021 that are relevant to our operations within the state. These include a low-carbon fuel standard (“LCFS”) designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038 and a “cap and trade”-style program for GHG emissions covering industrial facilities and transportation fuels starting in 2023. The Washington Department of Ecology (“WDOE”) issued final rules implementing the LCFS effective on January 1, 2023, and requirements are now in effect and will gradually reduce the carbon intensity of fuels sold in the state over time by annually lowering that limit. The WDOE has also issued final rules with respect to the “cap and trade”-style program with an effective date of November 1, 2022, with credit allocations and auctions commencing during 2023. These programs have required us to take additional action to meet the standards set under the aforementioned laws, however this activity did not have a material impact on earnings in 2023 or 2024. Both programs involve gradual tightening of standards over time which will likely require us to take additional actions or credit purchases, some of which may eventually be material. Both programs are likely to reduce transportation fuel demand. In addition to action by the State, on November 16, 2021, the Tacoma City Council adopted its Tideflats and Industrial Land Use Regulations, which prohibits new petroleum storage and allows for only limited additions of clean fuel infrastructure.
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
Additionally, the RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. In prior years, we have petitioned the EPA for a small refinery waiver for certain of our refineries. However, in 2022, EPA generally denied all small refinery exemption petitions, including ours. Litigation surrounding the 2022 RFS volumetric requirements and other aspects of those final rules, including the EPA’s denial of small refinery relief, is ongoing in several cases. On July 26, 2024, the D.C. Circuit in Sinclair Wyoming Refining Company v. EPA sided with several small refinery petitioners and remanded the applicable exemption petition denials to EPA for reconsideration.
The RFS presents production and logistics challenges for both the renewable fuels and the petroleum refining and marketing industries in that we may have to enter into arrangements to purchase RINs with other parties or purchase cellulosic biofuels RINs (“D3”) waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In 2019, the EPA approved year-round sales of E15 but that approval has been overturned by the courts and, as of January 10, 2022, the Supreme Court has declined to review further appeals on that subject. On July 2, 2021, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s approval of year-round E15 sales. However, in response to supply challenges caused in part by Russia’s invasion of Ukraine, the EPA has issued certain emergency waivers to permit additional E15 sales. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation’s transportation fuel supply could reduce demand for our refined products. On January 21, 2025, President Trump urged EPA to consider issuing emergency fuel waivers to allow year-round sales of E15 to meet any projected temporary shortfalls in gasoline supply across the nation.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowered the allowable benzene, aromatics, and olefins content of gasoline. All our refineries are Tier 3 compliant.
In addition to federal requirements, several states, including Washington, have proposed or enacted low carbon fuel standards applicable to transportation fuels. The Washington LCFS creates a carbon intensity score for transportation fuels and requires fuel producers and importers who fall short of increasingly stringent annual carbon intensity goals to purchase credits.
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
Our refining business is subject to very significant state and federal air permitting and pollution control requirements, including some that are the subject of ongoing enforcement activities by the EPA as described in more detail below. The EPA continues to review and, in many cases, tighten ambient air quality standards, which standards, along with the advancement of pollution control technologies, could result in new regulatory and permit requirements that will impact our refining activities and involve additional costs. The EPA also regularly conducts compliance inspections related to these requirements.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree and the Clean Air Act. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material. For more information, please read Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For each of the years ended December 31, 2024, 2023, and 2022, we had one customer in our refining segment that accounted for 12%, 13%, and 17%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2024, 2023, and 2022.
HUMAN CAPITAL
Workforce Composition
We believe our employees are our most valuable asset. By investing in our employees, we are able to achieve success and continue to execute on our mission and vision. At December 31, 2024, our workforce consisted of 1,787 employees, including 403 employees, or 23% of our total workforce, at our Hawaii, Washington, and Montana refineries represented by the United Steelworkers Union (“USW”) with collective bargaining agreements effective through January 31, 2026. We also employ three employees in Montana in our Rocky Mountain Pipeline & Terminals business that are represented by the Rocky Mountain Union (“RMU”) with an agreement effective through October 1, 2025. We value our employees and constantly strive to maintain and improve satisfactory relationships with them. Our 1,787 employees work in the following operating segments throughout the United States:

Operating Segment	Number of Employees
Refining and Logistics	1,069
Retail	532
Corporate	186
Total	1,787
Culture and Values
Par is a values-driven company. Our tight-knit community values integrity, creativity, hard work, and respect for others. These four pillars support our successes and strengthen our ability to be an effective and fun place to work. We value innovative thought and rally behind ideas that create new opportunities. We believe this drives our growth and success. We value the unique heritage, experiences, and contributions of everyone we get to work with and serve. Our commitment to doing the right thing with the highest ethical standards enables us to achieve our best results. As we pursue growth and success, we believe it is important to keep our people safe and to protect our environment.
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
Our operations are subject to potential operational hazards and risks inherent in refining operations, in transporting and storing crude oil and refined products, and in producing natural gas and oil. Any of these risks, such as fires, explosions, maritime disasters, security breaches, cyber threats, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters at our or third-party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. The scientific consensus suggests that some of these physical risks to our facilities and third-party facilities, especially risks associated with extreme weather, may increase as a result of climate change. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition, and results of operations.
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
Potential legislative and regulatory actions addressing climate change could increase our costs, reduce our revenue and cash flow from operations, or otherwise alter the way we conduct our business.
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
For example, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. In November 2020, the United States’ previously announced withdrawal from the Paris Agreement became effective. On January 20, 2021, President Biden announced that the United States would be reentering the Paris Agreement. This reentry became effective on February 19, 2021, however, on January 20, 2025, President Trump signed Executive Order 14162 directing the U.S. government to again withdraw from the Paris Agreement.
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
Federal, regional, and state climate change and air emissions goals and regulatory programs under the Clean Air Act are complex, subject to change, and create uncertainty due to a number of factors including technological feasibility, legal challenges, and potential changes in federal policy. Nevertheless, stricter regulation can be expected in the future and any of these or similar changes, including a switch to alternative fuels such as liquified natural gas for power generation, or regulatory enforcement in connection with such requirements, may have a material adverse impact on our business, results of operations, and financial condition. For more information, please read Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
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
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of

December 31, 2024, we have accrued $13.1 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years. Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and to replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
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
Tariffs may adversely affect our financial condition, results of operations, and cash flows.
President Trump has threatened to implement tariffs on certain foreign goods, such as crude oil from Canada. Tariffs against Canadian crude oil would increase our input costs, resulting in higher production costs and lower gross margins, and could make our products less competitive and reduce consumer demand. Any such tariffs or, if enacted, any further executive or legislative action that affects trade, including retaliatory tariffs, could subject us to additional risks. We cannot predict whether, or to what extent, tariff or other trade protections may affect our financial condition, results of operations, or cash flows.

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
We must make substantial capital expenditures and complete periodic turnarounds at our refineries and related assets to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be adversely affected.
Our refineries and related assets have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep the refineries operating at optimum efficiency. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations.
Delays or cost increases related to the engineering, procurement, and construction of new facilities, or improvements and repairs to our existing facilities and equipment during periodic turnarounds, could have a material adverse effect on our business, financial condition, or results of operations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
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

If we are unable to obtain crude oil supplies for our refineries without the benefit of our Inventory Intermediation Agreement and ABL Credit Facility, the capital required to finance our crude oil supply could negatively impact our liquidity.
Crude oil in storage tanks and certain crude oil in transit at our Hawaii refinery is subject to our Inventory Intermediation Agreement. Deliveries of crude oil at our other refineries are subject to the ABL Credit Facility. If we are unable to obtain our crude oil supply for our refineries under these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refineries.
The Inventory Intermediation Agreement expose us to counterparty credit and performance risk.
We have the Inventory Intermediation Agreement with Citi, pursuant to which Citi will purchase and deliver crude oil to our Hawaii refinery. Upon termination of the Inventory Intermediation Agreement, we are obligated to repurchase all crude oil inventories then owned by Citi. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. Our agreement with Citi also requires us to pay interest expense associated with the facility, which will increase in a rising crude oil price and interest rate environment. An adverse change in the business, results of operations, liquidity, or financial condition of one of our counterparties could adversely affect the ability of such counterparty to perform its obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
Inadequate liquidity could materially and adversely affect our business operations in the future.
If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital, or restructure our indebtedness. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our liquidity is constrained by our need to satisfy our obligations under our debt agreements, and the Inventory Intermediation Agreement. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, the crack spread, natural gas and crude oil prices, our credit ratings, interest rates, market perceptions of us or the industries in which we operate, our market value, and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these or other sources when the need arises.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2024, we had $1.1 billion of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2024, was $82.8 million.
Our substantial level of indebtedness could have important consequences, including the following:
•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness and obligations under the Inventory Intermediation Agreement, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;

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
We are subject to interest rate risk in connection with borrowings under certain of our debt agreements as well as our Inventory Intermediation Agreement, which bear interest at variable rates. Interest rate changes will not affect the market value of indebtedness incurred under such debt agreements, but could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Increases in interest rates could also impact our ability to incur indebtedness to fund acquisitions and working capital needs. Since 2023, interest rates have been significantly higher than in recent years and a significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations, and cash flows.
We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.
As of December 31, 2024, we estimated that we had approximately $1.0 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
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
As of December 31, 2024, we employed 1,787 people, 403 of whom are covered by collective bargaining agreements. At our Hawaii, Washington, and Montana refineries, all 403 employees covered by collective bargaining agreements are represented by the USW with collective bargaining agreements effective through January 31, 2026. We also employ three employees in Montana in our Rocky Mountain Pipeline & Terminals business that are represented by the Rocky Mountain Union (“RMU”) with a collective bargaining agreement effective through October 1, 2025. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Technological change or adverse changes in global economic conditions could affect the demand for transportation fuels and impact our business and financial condition in ways that we currently cannot predict.
A recession or prolonged economic downturn would adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers, and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Additionally, technological changes or innovations related to, among other things, electric vehicles or autonomous driving may create risks to our business that we are unable to predict. Any of these events may adversely affect our financial condition, cash flows, and profitability.
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
The market price for our common stock has varied between a high of $40.34 on February 26, 2024, and a low of $15.09 on December 20, 2024, during the year ended December 31, 2024. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
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
Based on Schedule 13G filed on February 5, 2025, Blackrock, Inc., together with its affiliates, owns or had the right to acquire approximately 17.1% of our outstanding common stock. This level of ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.

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
The Audit Committee of our Board of Directors oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee typically reviews the measures implemented by the Company to identify and mitigate these risks on a quarterly basis. As part of such reviews, the Audit Committee receives reports and presentations from the Company’s Chief Information Officer (CIO) that address a wide range of topics, including recent developments, evolving standards, oversight of third-party vendors, and technological trends related to cybersecurity. The full Board of Directors often attends these presentations. Additionally, at least once each year the CIO briefs the Audit Committee on the results of an independent third-party assessment of the Company’s cybersecurity and the Company’s Information Technology (“IT”) incident response and recovery plan.
At the management level, our cybersecurity strategy is managed by the CIO. The CIO’s extensive experience in technology and risk management, including prior work experience in cybersecurity, complemented by other members of our IT department and third-party vendors, form the backbone of our cybersecurity capability. Our cybersecurity program is based on recognized best practices and standards for cybersecurity and IT, including the National Institute of Standards and Technology Cybersecurity Framework. Cybersecurity incidents that meet established reporting thresholds are escalated within the Company to the CIO and the Company’s executive leadership team and, where appropriate, reported to Audit Committee and Board of Directors.
Cybersecurity threats and related incidents have not had a material impact on the company to date, but future cybersecurity incidents could have a material effect on our business, financial condition, and results of operations. Moreover, cybersecurity insurance may not be available on commercially reasonable terms. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful attacks. Additional information on cybersecurity risks we face can be found in Part I, Item 1A. — Risk Factors.
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
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. During the year ended December 31, 2023, we resumed the application of the equity method of accounting for our investment in Laramie Energy. As of December 31, 2024, the balance of our investment in Laramie Energy on our consolidated balance sheets was $12.5 million.
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

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND COMPANY PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of February 21, 2025, there were 126 common stockholders of record. On February 21, 2025, the closing price of our common stock was $15.62 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2024. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Inc, Casey’s General Stores, Inc., Crossamerica Partners, L.P., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., Green Plains Inc., HF Sinclair Corp, Parkland Corp, PBF Energy, Inc., Stepan Company, Sunoco, L.P., Tronox Holdings, PLC, and Vertex Energy, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Par Pacific, the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/2024
Par Pacific Holdings, Inc.
S&P 500
Peer Group

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

Recent Sales of Unregistered Securities
During the year ended December 31, 2024, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Company Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2024:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2024	78,349	$17.22	77,054	$60,011,282
November 1 - November 30, 2024	173,226	17.38	173,226	57,000,395
December 1 - December 31, 2024	664,870	15.99	664,870	46,368,980
Total	916,445	$16.36	915,150	$46,368,980
________________________________________________
(1)On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. During the year ended December 31, 2024, 5.0 million shares were repurchased under this share repurchase program for a total of $136.7 million. Shares repurchased that were not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards. Please read Note 19—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
Recent Events Affecting Comparability of Periods
Inflation. Energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation. After aggressively raising interest rates in 2022 and early 2023 to bring down inflation, the Fed cut interest rates in 2024 in response to positive indicators of economic growth, including easing labor market conditions and lower inflation. Interest rates decreased to a range of 4.25% to 4.50% in December 2024 from 5.25% to 5.50% in December 2023. Crude oil pricing decreased in 2024 compared to 2023. Brent crude oil pricing averaged $79.86 per barrel in 2024 compared to $82.17 per barrel in 2023. The U.S. retail price for regular-grade gasoline averaged $3.30 per gallon in 2024 compared to $3.52 per gallon in 2023. This decline was due, in part, to lower crude oil prices in 2024 compared to 2023, as noted above, as well as lower global demand primarily driven by decreased demand in China. The International Energy Agency (“IEA”) revised its forecast in its February 2025 Oil Market Report, which projected higher global oil demand in 2025 citing China, India, and other emerging Asian economies as the primary sources of growth. The overall energy index increased to 3.6% year over year as of December 2024. While inflation has improved relative to prior years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations in 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, or price increases could lead to a decline in demand for our products, which could have a material effect on our business, financial condition, or results of operations.
Geopolitical Conflicts. Given the nature of our operations, including sourcing crude oil and feedstocks, geopolitical conflicts may affect our business and results of operations. The Russia-Ukraine war, the Israel-Palestine conflict, Houthi attacks in the Red Sea, and Iranian activities in the Strait of Hormuz have all continued to disrupt global trade patterns, increase crude oil price volatility, and increase freight costs and delivery times. The overall effect of these conflicts and actions taken to limit the purchase of Russian petroleum products in response to the Russia-Ukraine war have raised the operating costs of many European and other refineries.
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
For purposes of this section, “legacy portfolio” and “legacy refining operations” refer to our Hawaii, Wyoming, and Washington refineries, and exclude our Montana refinery acquired in June 2023.
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Income (Loss). Our financial results for the year ended December 31, 2024, declined from a Net income of $728.6 million for the year ended December 31, 2023, to a Net loss of $33.3 million for the year ended December 31, 2024. The decrease was driven by a $658.8 million decrease in refining segment Operating income, a $109.6 million decrease in Income tax benefit, a $25.3 million decrease in Equity earnings from Laramie Energy, LLC, and a $17.4 million increase in general and administrative expenses, partially offset by a $19.7 million increase in logistics segment Operating income, a $17.5 million decrease in Debt extinguishment and commitment costs, and a $17.4 million decrease in Acquisition and integration costs related to our Billings Acquisition. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the year ended December 31, 2024, Adjusted EBITDA was $238.7 million compared to $696.2 million for the year ended December 31, 2023. The decrease was primarily related to a $376.7 million decrease in our refining segment Adjusted Gross Margin and a $98.7 million increase in operating expenses, partially offset by increases of $14.6 million and $9.4 million in our logistics and retail segment Adjusted Gross Margins, respectively. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the year ended December 31, 2024, Adjusted Net Income was $21.2 million compared to $501.2 million for the year ended December 31, 2023. The decline was primarily related to the same factors described above for the decrease in Adjusted EBITDA, as well as a $12.0 million increase in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), an $11.8 million increase in Depreciation and amortization, and a $9.2 million decrease in cash distributions received from Laramie Energy, LLC, partially offset by a decrease in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items of $13.3 million.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net Income. Our financial results for the year ended December 31, 2023, improved from a Net income of $364.2 million for the year ended December 31, 2022, to $728.6 million for the year ended December 31, 2023. The increase was driven by a $274.3 million increase in refining segment Operating income, an increase of $116.0 million in Income tax benefit, and a $15.7 million increase in logistics segment Operating income, partially offset by a $29.0 million increase in general and administrative expenses, a $13.8 million increase in Acquisition and integration costs related to our Billings Acquisition, and a $2.4 million increase in expenses related to Par West redevelopment. Please read the discussions of segment and consolidated results below for additional information.
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
For the year ended December 31, 2023, Adjusted Net Income was $501.2 million compared to an Adjusted Net Income of $474.7 million for the year ended December 31, 2022. The improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA, partially offset by a $20.0 million increase in Depreciation and amortization.

The following table summarizes our consolidated results of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2024	2023	2022
Revenues	$7,974,457	$8,231,955	$7,321,785
Cost of revenues (excluding depreciation)	7,101,148	6,838,109	6,376,014
Operating expense (excluding depreciation)	584,282	485,587	333,206
Depreciation and amortization	131,590	119,830	99,769
General and administrative expense (excluding depreciation)	108,844	91,447	62,396
Equity earnings from refining and logistics investments	(11,905)	(11,844)	—
Acquisition and integration costs	100	17,482	3,663
Par West redevelopment and other costs	12,548	11,397	9,003
Loss (gain) on sale of assets, net	222	(59)	(169)
Total operating expenses	7,926,829	7,551,949	6,883,882
Operating income	47,628	680,006	437,903
Other income (expense)
Interest expense and financing costs, net	(82,793)	(72,450)	(68,288)
Debt extinguishment and commitment costs	(1,688)	(19,182)	(5,329)
Other income (expense), net	(1,869)	(53)	613
Equity earnings (losses) from Laramie Energy, LLC	(296)	24,985	—
Total other expense, net	(86,646)	(66,700)	(73,004)
Income (loss) before income taxes	(39,018)	613,306	364,899
Income tax benefit (expense)	5,696	115,336	(710)
Net income (loss)	$(33,322)	$728,642	$364,189
The following tables summarize our Operating income (loss) by segment for the years ended December 31, 2024, 2023, and 2022 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,733,866	$299,532	$584,760	$(643,701)	$7,974,457
Cost of revenues (excluding depreciation)	7,149,264	175,590	420,064	(643,770)	7,101,148
Operating expense (excluding depreciation)	479,737	15,676	88,869	—	584,282
Depreciation and amortization	91,108	27,033	11,037	2,412	131,590
General and administrative expense (excluding depreciation)	—	—	—	108,844	108,844
Equity earnings from refining and logistics investments	(3,663)	(8,242)	—	—	(11,905)
Acquisition and integration costs	—	—	—	100	100
Par West redevelopment and other costs	—	—	—	12,548	12,548
Loss (gain) on sale of assets, net	8	124	(10)	100	222
Operating income (loss)	$17,412	$89,351	$64,800	$(123,935)	$47,628

Year ended December 31, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,969,480	$260,779	$592,480	$(590,784)	$8,231,955
Cost of revenues (excluding depreciation)	6,845,834	145,944	437,198	(590,867)	6,838,109
Operating expense (excluding depreciation)	373,612	24,450	87,525	—	485,587
Depreciation and amortization	81,017	25,122	11,462	2,229	119,830
General and administrative expense (excluding depreciation)	—	—	—	91,447	91,447
Equity earnings from refining and logistics investments	(7,363)	(4,481)	—	—	(11,844)
Acquisition and integration costs	—	—	—	17,482	17,482
Par West redevelopment and other costs	—	—	—	11,397	11,397
Loss (gain) on sale of assets, net	219	—	(308)	30	(59)
Operating income (loss)	$676,161	$69,744	$56,603	$(122,502)	$680,006

Year ended December 31, 2022	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,046,060	$198,821	$570,206	$(493,302)	$7,321,785
Cost of revenues (excluding depreciation)	6,332,694	109,458	428,712	(494,850)	6,376,014
Operating expense (excluding depreciation)	236,989	14,988	81,229	—	333,206
Depreciation and amortization	65,472	20,579	10,971	2,747	99,769
General and administrative expense (excluding depreciation)	—	—	—	62,396	62,396
Acquisition and integration costs	—	—	—	3,663	3,663
Par West redevelopment and other costs	9,003	—	—	—	9,003
Loss (gain) on sale of assets, net	1	(253)	56	27	(169)
Operating income (loss)	$401,901	$54,049	$49,238	$(67,285)	$437,903
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $643.7 million, $590.8 million, and $493.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	186.7	170.3	133.8
Refined product sales volume (Mbpd) (1)	199.9	183.1	140.3

Hawaii Refinery
Feedstocks Throughput (Mbpd)	81.1	80.8	81.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.2%	26.3%	25.6%
Distillates	38.9%	40.4%	38.8%
Fuel oils	31.3%	28.9%	31.4%
Other products	0.2%	1.1%	0.7%
Total yield	96.6%	96.7%	96.5%

Refined product sales volume (Mbpd)	89.3	89.1	84.0

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$9.34	$15.25	$13.99
Production costs per bbl ($/throughput bbl) (3)	4.58	4.57	4.86
D&A per bbl ($/throughput bbl)	0.43	0.65	0.67

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	49.9	54.4	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.0%	48.1%	—%
Distillates	31.9%	32.0%	—%
Asphalt	10.9%	12.1%	—%
Other products	3.9%	3.2%	—%
Total yield	94.7%	95.4%	—%

Refined product sales volume (Mbpd) (1)	53.2	58.6	—

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$11.37	$21.14	$—
Production costs per bbl ($/throughput bbl) (3)	12.42	10.78	—
D&A per bbl ($/throughput bbl)	1.83	1.45	—

Washington Refinery
Feedstocks Throughput (Mbpd)	38.2	40.0	35.5
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.9%	23.5%	24.0%
Distillates	34.5%	34.5%	34.3%
Asphalt	18.8%	19.7%	20.3%
Other products	19.3%	18.7%	18.2%
Total yield	96.5%	96.4%	96.8%

	Year Ended December 31,
	2024	2023	2022
Refined product sales volume (Mbpd)	39.2	41.7	39.7

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$3.25	$9.41	$18.00
Production costs per bbl ($/throughput bbl) (3)	4.28	4.12	4.01
D&A per bbl ($/throughput bbl)	1.97	1.91	2.19

Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.5	17.6	16.5
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.9%	47.1%	49.7%
Distillates	47.1%	46.7%	43.1%
Fuel oil	2.4%	2.5%	2.4%
Other products	2.1%	1.5%	2.1%
Total yield	98.5%	97.8%	97.3%

Refined product sales volume (Mbpd)	18.2	17.9	16.6

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$13.73	$25.15	$26.50
Production costs per bbl ($/throughput bbl) (3)	8.10	7.50	7.32
D&A per bbl ($/throughput bbl)	2.71	2.69	2.85

Par Pacific Indices ($ per barrel)
Hawaii Index (4)	$7.21	$13.06	$19.21
Montana Index (5)	14.39	23.71	26.84
Washington Index (6)	4.13	9.81	19.85
Wyoming Index (7)	16.47	24.48	26.33

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack (4)	$13.36	$19.50	$25.43
Montana 6.3.2.1 Product Crack (5)	21.59	30.15	35.93
Washington 3.1.1.1 Product Crack (6)	12.11	17.91	29.58
Wyoming 2.1.1 Product Crack (7)	18.48	27.52	32.35

Crude Oil Prices (average $ per barrel) (8)
Brent	$79.86	$82.17	$99.04
WTI	75.76	77.60	94.33
ANS (-) Brent	1.55	0.95	3.27
Bakken Guernsey (-) WTI	(1.26)	(0.65)	2.34
Bakken Williston (-) WTI	(2.45)	(0.09)	2.70
WCS Hardisty (-) WTI	(13.90)	(17.92)	(19.14)
MSW (-) WTI	(4.03)	(3.70)	(1.56)
Brent M1-M3	1.10	0.81	3.49

________________________________________________________
(1)The 2024 amounts for the total refining segment represent the sum of the Hawaii, Montana, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2024. Feedstocks throughput and sales volumes per day for the Montana refinery for the year ended December 31, 2023, are calculated based on the 214-day period for which we owned the Montana refinery in 2023. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2023, plus the Montana refinery’s throughput or sales volumes averaged over the period from June 1, 2023, to December 31, 2023. The 2022 amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2022.
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
(3)Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries, including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our consolidated statements of operations, which also includes costs related to our bulk marketing operations and severance costs.
(4)Beginning in 2025, we established the Hawaii Index as a new benchmark for our Hawaii operations. We believe the Hawaii Index, which incorporates market cracks and landed crude differentials, better reflects the key drivers impacting our Hawaii refinery’s financial performance compared to prior reported market indices. The Hawaii Index is calculated as the Singapore 3.1.2 Product Crack, or one part gasoline (RON 92) and two parts distillates (Sing Jet & Sing gasoil) as created from a barrel of Brent crude oil, less the Par Hawaii Refining, LLC (“PHR”) crude differential.
(5)Beginning in 2025, we established the Montana Index as a new benchmark for our Montana refinery. We believe the Montana Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Montana refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Montana refinery’s refined product sales price compared to prior reported market indices. The Montana Index is calculated as the Montana 6.3.2.1 Product Crack less Montana crude costs, less other costs of sales, including inflation-adjusted product delivery costs, yield loss expense, taxes and tariffs, and product discounts. The Montana 6.3.2.1 Product Crack is calculated by taking three parts gasoline (Billings E10 and Spokane E10), two parts distillate (Billings ULSD and Spokane ULSD), and one part asphalt (Rocky Mountain Rail Asphalt) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. Asphalt pricing is lagged by one month. The Montana crude cost is calculated as 60% WCS differential to WTI, 20% MSW differential to WTI, and 20% Syncrude differential to WTI. The Montana crude cost is lagged by three months and includes an inflation-adjusted crude delivery cost. Other costs of sales and crude delivery costs are based on historical averages and management’s estimates.
(6)Beginning in 2025, we established the Washington Index as a new benchmark for our Washington refinery. We believe the Washington Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Washington refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Washington refinery’s refined product sales price compared to prior reported market indices. The Washington Index is calculated as the Washington 3.1.1.1 Product Crack, less Washington crude costs, less other costs of sales, including inflation-adjusted product delivery costs, yield loss expense and state and local taxes. The Washington 3.1.1.1 Product Crack is calculated by taking one part gasoline (Tacoma E10), one part distillate (Tacoma ULSD) and one part secondary products (USGC VGO and Rocky Mountain Rail Asphalt) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. Asphalt pricing is lagged by one month. The Washington crude cost is calculated as 67% Bakken Williston differential to WTI and 33% WCS Hardisty differential to WTI. The Washington crude cost is lagged by one month and includes an inflation-adjusted crude delivery cost. Other costs of sales and crude delivery costs are based on historical averages and management’s estimates.
(7)Beginning in 2025, we established the Wyoming Index as a new benchmark for our Wyoming refinery. We believe the Wyoming Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Wyoming refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have also been updated to reflect local market product pricing, which better reflects our Wyoming refinery’s refined product sales price compared to prior reported market indices. The Wyoming Index is calculated as the Wyoming 2.1.1 Product Crack, less Wyoming crude costs, less other cost of sales, including inflation adjusted product delivery costs and yield loss expense, based on historical averages and management’s estimates. The Wyoming 2.1.1 Product Crack is calculated by taking one part gasoline (Rockies gasoline) and one part distillate (USGC ULSD and USGC Jet) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. The Wyoming crude cost is calculated as the Bakken Guernsey differential to WTI on a one-month lag.
(8)Beginning in 2025, crude oil prices have been updated and expanded to reflect regional differentials to Brent and WTI, which better reflect our refineries’ feedstock costs compared to prior crude oil pricing.
Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Retail Segment
Retail sales volumes (thousands of gallons)	121,473	117,550	105,456
Non-GAAP Performance Measures
Management uses certain financial measures to evaluate our operating performance that are considered non-GAAP financial measures. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”), who uses certain non-GAAP financial measures and forecasts to allocate resources and evaluate our operating performance. These measures should not be considered in isolation or as substitutes or alternatives to their most directly comparable GAAP financial measures or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies since each company may define these terms differently.
We believe Adjusted Gross Margin (as defined below) provides useful information to investors because it eliminates the gross impact of volatile commodity prices and adjusts for certain non-cash items and timing differences created by our inventory financing agreements and lower of cost and net realizable value adjustments to demonstrate the earnings potential of the business before other fixed and variable costs, which are reported separately in Operating expense (excluding depreciation) and Depreciation and amortization. Operating expense includes certain shared costs such as finance, accounting, tax, human resources, information technology, and legal costs that are not directly attributable to specific operating segments. The criteria used to determine the allocation of these expenses generally reflect the time and resources required to provide the applicable service to other internal stakeholders. Remaining expenses are included in the reconciliation of reportable segment Adjusted EBITDA to consolidated pre-tax income (loss) as unallocated corporate general and administrative expenses.
Management, including the CODM, uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. We believe Adjusted Net Income (Loss) and Adjusted EBITDA (as defined below) are useful supplemental financial measures that allow management and investors to assess the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis, the ability of our assets to generate cash to pay interest on our indebtedness, and our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Beginning with financial results reported for periods in fiscal year 2022, the inventory valuation adjustment was modified to include the first-in, first-out (“FIFO”) inventory gains (losses) associated with our titled manufactured inventory in Hawaii. This modification was made to better align Adjusted Net Income (Loss) and Adjusted EBITDA with the cash flow of the Hawaii refining business.
Beginning with financial results reported for the second quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA exclude our portion of interest, taxes, and depreciation expense from our refining and logistics investments acquired on June 1, 2023, as part of the Billings Acquisition.
Beginning with financial results reported for the fourth quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss), and Adjusted EBITDA also exclude all hedge losses (gains) associated with our Washington ending inventory and LIFO layer increment impacts associated with our Washington inventory. In addition, we have modified our environmental obligation mark-to-market adjustment to include only the mark-to-market losses (gains) associated with our net RINs liability and net obligation associated with the Washington Climate Commitment Act (“Washington CCA”) and Clean Fuel Standard. This modification was made as part of our change in how we estimate our environmental obligation liabilities.
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
Effective as of the fourth quarter of 2024, we have modified our definition of Adjusted Gross Margin, Adjusted Net Income (Loss) and Adjusted EBITDA to align the accounting treatment for deferred turnaround costs from our refining and logistics investments with our accounting policy. Under this approach, we exclude our share of their turnaround expenses, which are recorded as period costs in their financial statements, and instead defer and amortize these costs on a straight-line basis over the period estimated until the next planned turnaround. This modification enhances consistency and comparability across reporting periods.
Adjusted Gross Margin
Adjusted Gross Margin is defined as Operating income (loss) excluding:
•operating expense (excluding depreciation);
•depreciation and amortization (“D&A”);
•Par’s portion of interest, taxes, and D&A expense from refining and logistics investments;
•impairment expense;
•loss (gain) on sale of assets, net;
•Par's portion of accounting policy differences from refining and logistics investments;
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2024	Refining	Logistics	Retail
Operating income	$17,412	$89,351	$64,800
Operating expense (excluding depreciation)	479,737	15,676	88,869
Depreciation and amortization	91,108	27,033	11,037
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,493	3,651	—
Inventory valuation adjustment	(490)	—	—
Environmental obligation mark-to-market adjustments	(19,136)	—	—
Unrealized loss on derivatives	43,281	—	—
Par's portion of accounting policy differences from refining and logistics investments	3,856	—	—
Loss (gain) on sale of assets, net	8	124	(10)
Adjusted Gross Margin (1)	$618,269	$135,835	$164,696

Year ended December 31, 2023	Refining	Logistics	Retail
Operating income	$676,161	$69,744	$56,603
Operating expense (excluding depreciation)	373,612	24,450	87,525
Depreciation and amortization	81,017	25,122	11,462
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,586	1,857	—
Inventory valuation adjustment	102,710	—	—
Environmental obligation mark-to-market adjustments	(189,783)	—	—
Unrealized gain on derivatives	(50,511)	—	—
Loss (gain) on sale of assets, net	219	—	(308)
Adjusted Gross Margin (1) (2)	$995,011	$121,173	$155,282

Year ended December 31, 2022	Refining	Logistics	Retail
Operating income	$401,901	$54,049	$49,238
Operating expense (excluding depreciation)	236,989	14,988	81,229
Depreciation and amortization	65,472	20,579	10,971
Inventory valuation adjustment	(15,712)	—	—
Environmental obligation mark-to-market adjustments	105,760	—	—
Unrealized loss on derivatives	9,336	—	—
Par West redevelopment and other costs	9,003	—	—
Loss (gain) on sale of assets, net	1	(253)	56
Adjusted Gross Margin (1) (2)	$812,750	$89,363	$141,494
________________________________________
(1)     For the years ended December 31, 2024, 2023, and 2022, there was no impairment expense.
(2) For the years ended December 31, 2023 and 2022, there was no impact in Operating Income from accounting policy differences at our refining and logistics investments.
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
•Par’s share of equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions; and
•Par’s portion of accounting policy differences from refining and logistics investments.

Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding:
•D&A;
•interest expense and financing costs, net, excluding interest rate derivative loss (gain);
•cash distributions from Laramie Energy, LLC to Par;
•Par's portion of interest, taxes, and D&A expense from refining and logistics investments; and
•income tax expense (benefit) excluding the increase in (release of) tax valuation allowance.
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(33,322)	$728,642	$364,189
Inventory valuation adjustment	(490)	102,710	(15,712)
Environmental obligation mark-to-market adjustments	(19,136)	(189,783)	105,760
Unrealized loss (gain) on derivatives	42,485	(49,690)	9,336
Par West redevelopment and other costs	12,548	11,397	—
Acquisition and integration costs	100	17,482	3,663
Debt extinguishment and commitment costs	1,688	19,182	5,329
Changes in valuation allowance and other deferred tax items (1)	(3,315)	(126,219)	—
Severance costs and other non-operating expenses (2)	14,802	1,785	2,272
Equity losses (earnings) from Laramie Energy, LLC, excluding cash distributions	1,781	(14,279)	—
Par's portion of accounting policy differences from refining and logistics investments	3,856	—	—
Loss (gain) on sale of assets, net	222	(59)	(169)
Adjusted Net Income (2)(4)	21,219	501,168	474,668
Depreciation and amortization	131,590	119,830	99,769
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	83,589	71,629	68,288
Laramie Energy, LLC cash distributions to Par	(1,485)	(10,706)	—
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	6,144	3,443	—
Income tax expense (benefit)	(2,381)	10,883	710
Adjusted EBITDA (3)	$238,676	$696,247	$643,435
________________________________________________________
(1)For the years ended December 31, 2024 and 2023, we recognized a non-cash deferred tax benefit of $3.3 million and $126.2 million, respectively. This tax benefit is included in Income tax benefit (expense) on our consolidated statements of operations.
(2)For the year ended December 31, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $0.8 million for a legal settlement unrelated to current operating activities.
(3)For the years ended December 31, 2024, 2023 and 2022, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during 2024.
(4)For the years ended December 31, 2023 and 2022, there was no impact in Net Income from accounting policy differences at our refining and logistics investments.

Adjusted EBITDA by Segment
Adjusted EBITDA by segment is defined as Operating income (loss) excluding:
•D&A;
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
•Environmental obligation mark-to-market adjustments (which represents the mark-to-market losses (gains) associated with our net RINs liability and net obligation associated with the Washington CCA and Clean Fuel Standard);
•unrealized (gain) loss on derivatives;
•acquisition and integration costs;
•redevelopment and other costs related to Par West;
•severance costs and other non-operating expense (income);
•(gain) loss on sale of assets;
•impairment expense;
•Par's portion of interest, taxes, and D&A expense from refining and logistics investments; and
•Par's portion of accounting policy differences from refining and logistics investments.
Adjusted EBITDA by segment also includes Gain on curtailment of pension obligation and Other income (loss), net, which are presented below Operating income (loss) on our condensed consolidated statements of operations.
The following table presents a reconciliation of Adjusted EBITDA by segment to the most direct comparable GAAP financial measure, Operating income (loss) by segment, on a historical basis, for our operating segments, for the periods indicated (in thousands):

Year ended December 31, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$17,412	$89,351	$64,800	$(123,935)
Depreciation and amortization	91,108	27,033	11,037	2,412
Inventory valuation adjustment	(490)	—	—	—
Environmental obligation mark-to-market adjustments	(19,136)	—	—	—
Unrealized loss on commodity derivatives	43,281	—	—	—
Acquisition and integration costs	—	—	—	100
Severance costs and other non-operating expenses	642	—	154	14,006
Par West redevelopment and other costs	—	—	—	12,548
Par's portion of accounting policy differences from refining and logistics investments	3,856	—	—	—
Loss (gain) on sale of assets, net	8	124	(10)	100
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	2,493	3,651	—	—
Other loss, net	—	—	—	(1,869)
Adjusted EBITDA (1)	$139,174	$120,159	$75,981	$(96,638)

Year ended December 31, 2023	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$676,161	$69,744	$56,603	$(122,502)
Depreciation and amortization	81,017	25,122	11,462	2,229
Inventory valuation adjustment	102,710	—	—	—
Environmental obligation mark-to-market adjustments	(189,783)	—	—	—
Unrealized gain on commodity derivatives	(50,511)	—	—	—
Acquisition and integration costs	—	—	—	17,482
Severance costs and other non-operating expenses	100	—	580	1,105
Par West redevelopment and other costs	—	—	—	11,397
Loss (gain) on sale of assets, net	219	—	(308)	30
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	1,586	1,857	—	—
Other loss, net	—	—	—	(53)
Adjusted EBITDA (1) (2)	$621,499	$96,723	$68,337	$(90,312)

Year ended December 31, 2022	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$401,901	$54,049	$49,238	$(67,285)
Depreciation and amortization	65,472	20,579	10,971	2,747
Inventory valuation adjustment	(15,712)	—	—	—
Environmental obligation mark-to-market adjustments	105,760	—	—	—
Unrealized loss on commodity derivatives	9,336	—	—	—
Acquisition and integration costs	—	—	—	3,663
Severance costs and other non-operating expenses	40	13	22	2,197
Loss (gain) on sale of assets, net	1	(253)	56	27
Other income, net	—	—	—	613
Adjusted EBITDA (1) (2)	$566,798	$74,388	$60,287	$(58,038)

________________________________________________________
(1)For the years ended December 31, 2024, 2023, and 2022, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted EBITDA made during 2024.
(2)For the years ended December 31, 2023 and 2022, there was no impact in Operating Income from accounting policy differences at our refining and logistics investments.

Discussion of Operating Income by Segment
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Refining. Operating income for our refining segment was $17.4 million for the year ended December 31, 2024, a decrease of $658.8 million compared to $676.2 million for the year ended December 31, 2023. The decrease in Operating income was primarily driven by:

•	a decrease of $532.5 million related to declining crack spreads at refineries in our legacy portfolio,
•	a decrease of $134.7 million in environmental credit and related obligations income across refineries in our legacy portfolio, primarily associated with RIN settlement gains recorded in 2023 with no similar gains in 2024, and
•	a decrease of $38.8 million driven by a 1% decrease in refined product sales volumes at our refineries in our legacy portfolio, partially offset by:

•	an increase of $58.3 million related to a favorable change in crude oil differentials at refineries in our legacy portfolio, and
•	a favorable impact of $20.8 million related to our derivatives in Hawaii and Washington.
Logistics. Operating income for our logistics segment was $89.4 million for the year ended December 31, 2024, an increase of $19.7 million compared to $69.7 million for the year ended December 31, 2023. The increase was primarily due to a $16.2 million contribution from the Billings Acquisition logistics assets acquired in June 2023. Excluding the contribution from the Billings Acquisition, the increase in operating income was driven by lower repair and maintenance costs of $3.4 million in our legacy portfolio.
Retail. Operating income for our retail segment was $64.8 million for the year ended December 31, 2024, an increase of $8.2 million compared to $56.6 million for the year ended December 31, 2023. The increase in Operating income was primarily driven by an increase of $4.6 million related to higher fuel margins, $3.4 million related to higher merchandise sales, and $1.1 million reflecting higher fuel sales volumes, partially offset by $1.3 million of higher operating expenses driven by increases in employee costs during the year ended December 31, 2024, compared to the year ended December 31, 2023.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Refining. Operating income for our refining segment was $676.2 million for the year ended December 31, 2023, an improvement of $274.3 million compared to $401.9 million for the year ended December 31, 2022. The increase in operating income was primarily driven by:
•a decrease of $140.0 million in environmental credit and related obligations costs across our refineries in our legacy portfolio driven by favorable mark-to-market adjustments and a gain on retirement of prior year RINs,
•an increase of $106.0 million driven by a 6% increase in refined product sales volumes at refineries in our legacy portfolio,
•a favorable change in step-out obligations related to our intermediation agreements of $79.5 million driven by changes in commodity prices,
•a net decrease of $76.4 million in our derivative costs associated with all our refineries,
•a $56.9 million contribution from the Billings Acquisition,
•$37.0 million related to lower fuel burn costs at all our refineries, and
•an increase of $32.8 million related to a favorable change in crude oil differentials at refineries in our legacy portfolio, partially offset by:
•a net decrease of $112.9 million related to declining crack spreads at our refineries in our legacy portfolio,
•an increase in purchased product costs of $98.0 million at all our refineries in our legacy portfolio, and
•an increase in logistics and other product delivery costs of $35.6 million at our refineries in our legacy portfolio.

Logistics. Operating income for our logistics segment was $69.7 million for the year ended December 31, 2023, an increase of $15.7 million compared to $54.0 million for the year ended December 31, 2022. The increase is primarily due to an

$8.5 million contribution from the Billings Acquisition logistics assets acquired in June 2023 and a $10.4 million increase in Operating income driven by an increase in throughput volumes throughout our legacy logistics portfolio, partially offset by an increase in variable expenses of $5.5 million.
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
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Refining. For the year ended December 31, 2024, our refining Adjusted Gross Margin was approximately $618.3 million, a decrease of $376.7 million compared to $995.0 million for the year ended December 31, 2023. The decrease in profitability was primarily due to a decrease in Adjusted Gross Margin contributed by our legacy refining portfolio of $358.6 million reflecting lower crack spreads and a 1.3% decrease in refined product sales volumes, partially offset by favorable impacts from realized derivatives of $114.6 million, favorable changes in crude oil differentials at the refineries in our legacy portfolio, lower intermediation fees of $19.1 million and other factors as described below.
•Adjusted Gross Margin for the Hawaii refinery declined by $5.91 per barrel from $15.25 per barrel during the year ended December 31, 2023, to $9.34 per barrel during the year ended December 31, 2024. The decrease was primarily due to lower crack spreads, partially offset by favorable changes in realized derivatives. The Hawaii Index declined $5.85 per barrel, or 45%.
•Adjusted Gross Margin for the Washington refinery decreased by $6.16 per barrel from $9.41 per barrel during the year ended December 31, 2023, to $3.25 per barrel during the year ended December 31, 2024. The decrease was primarily due to lower crack spreads and a 6% decrease in refined product sales volumes, partially offset by lower environmental costs, and favorable changes in crude oil differentials and realized derivatives. The Washington Index declined $5.68 per barrel, or 58%.
•Adjusted Gross Margin for the Wyoming refinery decreased by $11.42 per barrel from $25.15 per barrel during the year ended December 31, 2023, to $13.73 per barrel during the year ended December 31, 2024. The decrease was primarily due to lower crack spreads, partially offset by favorable changes in crude oil differentials. The Wyoming Index declined $8.01 per barrel, or 33%.
•Adjusted Gross Margin for the Montana refinery decreased by $9.77 per barrel from $21.14 per barrel during December 31, 2023, to $11.37 per barrel during the year ended December 31, 2024. The decrease was primarily due to lower crack spreads, partially offset by higher refined product sale volumes. The Montana Index declined $9.32 per barrel, or 39%.
Logistics. For the year ended December 31, 2024, our logistics Adjusted Gross Margin was approximately $135.8 million, an increase of $14.6 million compared to $121.2 million for the year ended December 31, 2023. The increase was primarily due to a $14.7 million increased contribution from the Billings Acquisition logistics assets acquired in June 2023.
Retail. For the year ended December 31, 2024, our retail Adjusted Gross Margin was approximately $164.7 million, an increase of $9.4 million compared to $155.3 million for the year ended December 31, 2023. The increase was primarily related to a $4.1 million increase in fuel volumes and $3.5 million of increased merchandise margins.
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
•Adjusted Gross Margin for the Hawaii refinery improved by $1.26 per barrel from $13.99 per barrel during the year ended December 31, 2022, to $15.25 per barrel during the year ended December 31, 2023, primarily due to lower feedstock costs, a 6% increase in refined product sales volumes, a favorable change in realized derivatives, and higher yield, partially offset by $98.0 million higher purchased product costs and lower crack spreads. The Hawaii Index declined from $19.21 in the year ended December 31, 2022, to $13.06 during the year ended December 31, 2023.
•Adjusted Gross Margin for the Wyoming refinery decreased by $1.35 per barrel from $26.50 per barrel during the year ended December 31, 2022, to $25.15 per barrel during the year ended December 31, 2023. The change is primarily due to an 8% increase in refined product sales volumes, partially offset by lower crack spreads. The Wyoming Index declined from $26.33 in the year ended December 31, 2022, to $24.48 during the year ended December 31, 2023.
•Adjusted Gross Margin for the Washington refinery decreased by $8.59 per barrel from $18.00 per barrel during the year ended December 31, 2022, to $9.41 per barrel during the year ended December 31, 2023, primarily due to higher environmental credit obligation expenses, declining crack spreads, and higher refined product delivery costs, partially offset by lower feedstock costs and 5% higher refined product sales volumes. The Washington Index declined from $19.85 in the year ended December 31, 2022, to $9.81 during the year ended December 31, 2023.
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
Discussion of Consolidated Results
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues. For the year ended December 31, 2024, revenues were $8.0 billion, a $0.2 billion decrease compared to $8.2 billion for the year ended December 31, 2023. The decrease was primarily due to a $0.7 billion decrease in third-party revenues when comparing our legacy refining operations, of which $0.5 billion was related to lower average crack spreads, $0.1 billion was related to lower crude oil prices, and $0.1 billion was related to a 1% decrease in sales volumes. This decrease was partially offset by an increase of $0.5 billion in contributions from the Billings Acquisition, which closed on June 1, 2023. The Washington Index, Hawaii Index, Montana Index, and Wyoming Index declined 58%, 45%, 39%, and 33% respectively, compared to 2023. Average Brent crude oil prices declined 3% and average WTI crude oil prices declined 2% as compared to the prior period. Revenues at our retail segment decreased $7.7 million primarily due to a 6% decrease in fuel sales prices, partially offset by a 3% increase in sales volumes and a 5% increase in merchandise sales.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2024, cost of revenues (excluding depreciation) was $7.1 billion, a $0.3 billion increase compared to $6.8 billion for the year ended December 31, 2023, primarily driven by an additional $0.5 billion in contributions related to a full year of results from our Billings assets, partially offset by decreases in crude oil prices at our legacy refining locations as discussed above.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2024, operating expense (excluding depreciation) was approximately $584.3 million, an increase of $98.7 million compared to $485.6 million for the year ended December 31, 2023. The increase was primarily driven by a $96.2 million increase in expense from the Billings Acquisition.
Depreciation and Amortization. For the year ended December 31, 2024, D&A expense was approximately $131.6 million, an increase of $11.8 million compared to $119.8 million for the year ended December 31, 2023. The increase was primarily driven by $18.4 million of additional D&A attributable to the Billings Acquisition, partially offset by a $6.3 million decrease in D&A from our Hawaii Refinery reflecting fully depreciated assets in the second half of 2023 and the second quarter of 2024.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2024, General and administrative expense (excluding depreciation) was approximately $108.8 million, an increase of $17.4 million compared to $91.4 million for the year ended December 31, 2023. The increase was primarily due to $13.1 million of stock-based compensation expenses related to CEO transition costs in the first quarter of 2024, $3.1 million higher Information Technology (“IT”) expenses, and a $2.1 million increase in employee costs.
Equity earnings from refining and logistics investments. For the year ended December 31, 2024, Equity earnings from refining and logistics investments were $11.9 million, which was relatively consistent with $11.8 million for the year ended December 31, 2023. Please read Note 3—Refining and Logistics Equity Investments to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Acquisition and integration costs. For the year ended December 31, 2024, we incurred an immaterial amount of Acquisition and integration costs. For the year ended December 31, 2023, we incurred $17.5 million of Acquisition and integration costs related to the Billings Acquisition, which closed on June 1, 2023. Please read Note 5—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Par West redevelopment and other costs. For the year ended December 31, 2024, Par West redevelopment and other costs were $12.5 million, an increase of $1.1 million compared to $11.4 million for the year ended December 31, 2023, associated with the operation and decommissioning of our Par West facility. Increased redevelopment activity was the primary driver of the increase in costs.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2024, our Interest expense and financing costs, net were approximately $82.8 million, an increase of $10.3 million compared to $72.5 million for the year ended December 31, 2023. $15.8 million of the increase in interest expense and financing costs, primarily related to higher ABL Credit Facility and Term Loan B Facility balances in 2024, and a $7.1 million decrease in interest income from our investment accounts. This activity was offset by a $12.8 million net decrease in inventory financing costs related to the refinancing of our inventory financing agreements in 2023 and 2024. Please read Note 14—Debt and Note 12—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our indebtedness and inventory financing, respectively.
Debt extinguishment and commitment costs. For the year ended December 31, 2024, our Debt extinguishment and commitment costs were approximately $1.7 million in connection to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. For the year ended December 31, 2023, our Debt extinguishment and commitment costs were approximately $19.2 million in connection with the refinancing of our long-term debt in the first quarter of 2023 and the termination of the Washington Refinery Intermediation Agreement in the fourth quarter of 2023. Please read Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Other expense, net. For the year ended December 31, 2024, Other expense, net was $1.9 million, an increase of $1.8 million compared to $0.1 million for the year ended December 31, 2023. 2024 activity was primarily due to $0.8 million of 2024 legal expenses unrelated to operating activities with no similar 2023 activity.
Equity earnings (losses) from Laramie Energy, LLC. For the year ended December 31, 2024, equity losses from Laramie Energy, LLC were $0.3 million, a decrease of $25.3 million compared to $25.0 million of equity earnings for the year ended December 31, 2023. For the year ended December 31, 2024, our proportionate share of Laramie Energy’s net loss was $6.8 million, partially offset by $6.5 million of accretion of the basis difference. On April 29, 2024, Laramie Energy made a cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. For the year ended December 31, 2023, our proportionate share of Laramie Energy’s net income was $19.5 million, and the accretion of basis was $5.5 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy, LLC was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. Please read Note 4—Investment in Laramie Energy to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2024, we recorded an income tax benefit of $5.7 million primarily due to a $5.5 million non-cash deferred tax benefit driven by our 2024 pre-tax losses. For the year ended December 31, 2023, we recorded an income tax benefit of $115.3 million primarily related to the release of the federal tax valuation allowance in the fourth quarter of 2023, partially offset by state taxes. Please read Note 22—Income Taxes to our consolidated financial statements under Item 8 of this Form 10-K for more information.

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
Acquisition and Integration Costs. For the year ended December 31, 2023, we incurred approximately $17.5 million of Acquisition and integration costs primarily related to the Billings Acquisition, compared to $3.7 million of Acquisition and integration costs for the year ended December 31, 2022. Please read Note 5—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Par West redevelopment and other costs. For the year ended December 31, 2023, Par West redevelopment and other costs were $11.4 million, an increase of $2.4 million compared to $9.0 million for the year ended December 31, 2022, associated with the operation and decommissioning of our Par West facility.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2023, our Interest expense and financing costs, net were approximately $72.5 million, an increase of $4.2 million compared to $68.3 million for the year ended December 31, 2022. The increase was primarily due to higher outstanding debt balances and increased borrowings under our inventory financing agreements. Please read Note 12—Inventory Financing Agreements and Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and indebtedness, respectively.
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
Equity Earnings from Laramie Energy, LLC. For the year ended December 31, 2023, Equity earnings from Laramie Energy, LLC were $25.0 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy, LLC was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. Effective February 21, 2023, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. In the fourth quarter of 2023 and due to Laramie Energy, LLC’s positive financial results, our share of net income from our investment in Laramie Energy exceeded our share of net losses recorded during the period that equity method accounting was suspended, and we recorded equity earnings of $14.3 million. There were no equity earnings from our investment in Laramie Energy, LLC, for the year ended December 31, 2022. Please read Note 4—Investment in Laramie Energy to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2023, we recorded an Income tax benefit of $115.3 million primarily related to the release of the federal tax valuation allowance in the fourth quarter of 2023, partially offset by state taxes. For the year ended December 31, 2022, we recorded an Income tax expense of $0.7 million primarily driven by an increase in state taxable income and recording a valuation allowance against our net deferred tax assets.
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

	As of December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$7,095	$184,826	$—	$191,921
Restricted cash	346	—	—	346
Trade accounts receivable	—	398,131	—	398,131
Inventories	—	1,089,318	—	1,089,318
Prepaid and other current assets	12,355	80,172	—	92,527
Due from related parties	368,222	—	(368,222)	—
Total current assets	388,018	1,752,447	(368,222)	1,772,243
Property, plant, and equipment
Property, plant, and equipment	24,536	1,702,474	3,956	1,730,966
Less accumulated depreciation and amortization	(17,240)	(553,918)	(3,499)	(574,657)
Property, plant, and equipment, net	7,296	1,148,556	457	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,369	420,751	—	428,120
Refining and logistics equity investments	—	—	86,311	86,311
Investment in Laramie Energy, LLC	—	—	12,498	12,498
Investment in subsidiaries	993,901	—	(993,901)	—
Intangible assets, net	—	9,520	—	9,520
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	111,206	123,163	235,095
Total assets	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,885	$—	$4,885
Obligations under inventory financing agreements	—	194,198	—	194,198
Accounts payable	4,257	432,538	—	436,795
Accrued taxes	—	36,027	—	36,027
Operating lease liabilities	4	80,170	—	80,174
Other accrued liabilities	1,796	342,062	330	344,188
Due to related parties	189,232	156,619	(345,851)	—
Total current liabilities	195,289	1,246,499	(345,521)	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	—	1,108,082	—	1,108,082
Finance lease liabilities	464	15,313	(4,087)	11,690
Operating lease liabilities	10,255	351,837	—	362,092
Other liabilities	—	131,813	(71,875)	59,938
Total liabilities	206,008	2,853,544	(421,483)	2,638,069
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	552	—	—	552
Additional paid-in capital	884,548	161,642	(161,642)	884,548
Accumulated earnings (deficit)	295,846	545,720	(545,720)	295,846
Accumulated other comprehensive income (loss)	10,356	8,252	(8,252)	10,356
Total stockholders’ equity	1,191,302	715,614	(715,614)	1,191,302
Total liabilities and stockholders’ equity	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371

	As of December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$10,369	$268,711	$27	$279,107
Restricted cash	339	—	—	339
Trade accounts receivable	—	367,249	—	367,249
Inventories	—	1,160,395	—	1,160,395
Prepaid and other current assets	4,767	177,638	—	182,405
Due from related parties	380,159	—	(380,159)	—
Total current assets	395,634	1,973,993	(380,132)	1,989,495
Property, plant, and equipment
Property, plant, and equipment	21,350	1,552,496	3,955	1,577,801
Less accumulated depreciation and amortization	(16,487)	(458,616)	(3,310)	(478,413)
Property, plant, and equipment, net	4,863	1,093,880	645	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,005	339,449	—	346,454
Refining and logistics equity investments	—	—	87,486	87,486
Investment in Laramie Energy, LLC	—	—	14,279	14,279
Investment in subsidiaries	1,070,518	—	(1,070,518)	—
Intangible assets, net	—	10,918	—	10,918
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	65,323	120,606	186,655
Total assets	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,255	$—	$4,255
Obligations under inventory financing agreements	—	594,362	—	594,362
Accounts payable	4,991	386,334	—	391,325
Accrued taxes	—	40,064	—	40,064
Operating lease liabilities	—	72,833	—	72,833
Other accrued liabilities	947	415,468	5,347	421,762
Due to related parties	128,922	232,803	(361,725)	—
Total current liabilities	134,860	1,746,119	(356,378)	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	—	646,603	—	646,603
Finance lease liabilities	—	16,693	(4,255)	12,438
Operating lease liabilities	8,462	274,055	—	282,517
Other liabilities	—	119,618	(57,251)	62,367
Total liabilities	143,322	2,803,088	(417,884)	2,528,526
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	597	—	—	597
Additional paid-in capital	860,797	242,505	(242,505)	860,797
Accumulated earnings (deficit)	465,856	558,581	(558,581)	465,856
Accumulated other comprehensive income (loss)	8,174	6,067	(6,067)	8,174
Total stockholders’ equity	1,335,424	807,153	(807,153)	1,335,424
Total liabilities and stockholders’ equity	$1,478,746	$3,610,241	$(1,225,037)	$3,863,950

	Year Ended December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$7,974,432	$25	$7,974,457

Operating expenses
Cost of revenues (excluding depreciation)	—	7,101,148	—	7,101,148
Operating expense (excluding depreciation)	—	584,282	—	584,282
Depreciation and amortization	1,636	129,766	188	131,590
General and administrative expense (excluding depreciation)	33,490	75,354	—	108,844
Equity earnings from refining and logistics investments	—	—	(11,905)	(11,905)
Acquisition and integration costs (2)	—	100	—	100
Par West redevelopment and other costs	—	12,548	—	12,548
Loss (gain) on sale of assets, net	100	122	—	222
Total operating expenses	35,226	7,903,320	(11,717)	7,926,829
Operating income (loss)	(35,226)	71,112	11,742	47,628

Other income (expense)
Interest expense and financing costs, net	(40)	(83,106)	353	(82,793)
Debt extinguishment and commitment costs	—	(1,688)	—	(1,688)
Other income (expense), net	(31)	(1,838)	—	(1,869)
Equity earnings (losses) from subsidiaries	1,975	—	(1,975)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(296)	(296)
Total other income (expense), net	1,904	(86,632)	(1,918)	(86,646)

Income (loss) before income taxes	(33,322)	(15,520)	9,824	(39,018)
Income tax benefit (expense) (1)	—	2,659	3,037	5,696
Net income (loss)	$(33,322)	$(12,861)	$12,861	$(33,322)

Adjusted EBITDA	$(26,167)	$242,913	$21,930	$238,676

	Year Ended December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$8,231,886	$69	$8,231,955

Operating expenses
Cost of revenues (excluding depreciation)	—	6,838,109	—	6,838,109
Operating expense (excluding depreciation)	—	485,587	—	485,587
Depreciation and amortization	1,618	118,024	188	119,830
General and administrative expense (excluding depreciation)	29,258	62,189	—	91,447
Equity earnings from refining and logistics investments	—	—	(11,844)	(11,844)
Acquisition and integration costs (2)	—	17,482	—	17,482
Par West redevelopment and other costs	—	11,397	—	11,397
Loss (gain) on sale of assets, net	30	(89)	—	(59)
Total operating expenses	30,906	7,532,699	(11,656)	7,551,949
Operating income (loss)	(30,906)	699,187	11,725	680,006

Other income (expense)
Interest expense and financing costs, net	(24)	(72,789)	363	(72,450)
Debt extinguishment and commitment costs	—	(19,182)	—	(19,182)
Other income (expense), net	44	(97)	—	(53)
Equity earnings (losses) from subsidiaries	759,528	—	(759,528)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	24,985	24,985
Total other income (expense), net	759,548	(92,068)	(734,180)	(66,700)

Income (loss) before income taxes	728,642	607,119	(722,455)	613,306
Income tax benefit (expense) (1)	—	(153,017)	268,353	115,336
Net income (loss)	$728,642	$454,102	$(454,102)	$728,642

Adjusted EBITDA	$(28,722)	$709,613	$15,356	$696,247

	Year Ended December 31, 2022
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$7,321,656	$129	$7,321,785

Operating expenses
Cost of revenues (excluding depreciation)	—	6,377,494	(1,480)	6,376,014
Operating expense (excluding depreciation)	—	333,206	—	333,206
Depreciation and amortization	2,131	97,448	190	99,769
General and administrative expense (excluding depreciation)	17,882	44,514	—	62,396
Acquisition and integration costs	3,396	267	—	3,663
Par West redevelopment and other costs	—	9,003	—	9,003
Loss (gain) on sale of assets, net	27	(196)	—	(169)
Total operating expenses	23,436	6,861,736	(1,290)	6,883,882
Operating income (loss)	(23,436)	459,920	1,419	437,903

Other income (expense)
Interest expense and financing costs, net	(1)	(68,655)	368	(68,288)
Debt extinguishment and commitment costs	—	(5,329)	—	(5,329)
Other income (expense), net	(20)	634	(1)	613
Equity earnings (losses) from subsidiaries	388,008	—	(388,008)	—
Total other income (expense), net	387,987	(73,350)	(387,641)	(73,004)

Income (loss) before income taxes	364,551	386,570	(386,222)	364,899
Income tax benefit (expense) (1)	(362)	(96,995)	96,647	(710)
Net income (loss)	$364,189	$289,575	$(289,575)	$364,189

Adjusted EBITDA	$(17,551)	$659,378	$1,608	$643,435
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(33,322)	$(12,861)	$12,861	$(33,322)
Inventory valuation adjustment	—	(490)	—	(490)
Environmental obligation mark-to-market adjustments	—	(19,136)	—	(19,136)
Unrealized loss on derivatives	—	42,485	—	42,485
Par West redevelopment and other costs	—	12,548	—	12,548
Acquisition and integration costs	—	100	—	100
Debt extinguishment and commitment costs	—	1,688	—	1,688
Severance costs and other non-operating expense (2)	7,354	7,448	—	14,802
Equity losses from Laramie Energy, LLC, excluding cash distributions	—	—	1,781	1,781
Par's portion of accounting policy differences from refining and logistics investments			3,856	3,856
Loss (gain) on sale of assets, net	100	122	—	222
Depreciation and amortization	1,636	129,766	188	131,590
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	40	83,902	(353)	83,589
Laramie Energy, LLC cash distributions to Par	—	—	(1,485)	(1,485)
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	—	—	6,144	6,144
Equity losses (income) from subsidiaries	(1,975)	—	1,975	—
Income tax expense (benefit)	—	(2,659)	(3,037)	(5,696)
Adjusted EBITDA (1)	$(26,167)	$242,913	$21,930	$238,676

	Year Ended December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$728,642	$454,102	$(454,102)	$728,642
Inventory valuation adjustment	—	102,710	—	102,710
Environmental obligation mark-to-market adjustments	—	(189,783)	—	(189,783)
Unrealized gain on derivatives	—	(49,690)	—	(49,690)
Par West redevelopment and other costs	—	11,397	—	11,397
Acquisition and integration costs	—	17,482	—	17,482
Debt extinguishment and commitment costs	—	19,182	—	19,182
Severance costs and other non-operating expense	492	1,293	—	1,785
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(14,279)	(14,279)
Loss (gain) on sale of assets, net	30	(89)	—	(59)
Depreciation and amortization	1,618	118,024	188	119,830
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	24	71,968	(363)	71,629
Laramie Energy, LLC cash distributions to Par	—	—	(10,706)	(10,706)
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	—	—	3,443	3,443
Equity losses (income) from subsidiaries	(759,528)	—	759,528	—
Income tax expense (benefit)	—	153,017	(268,353)	(115,336)
Adjusted EBITDA (1)	$(28,722)	$709,613	$15,356	$696,247

	Year Ended December 31, 2022
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$364,189	$289,575	$(289,575)	$364,189
Inventory valuation adjustment	—	(15,712)	—	(15,712)
Environmental obligation mark-to-market adjustments	—	105,760	—	105,760
Unrealized loss on derivatives	—	9,336	—	9,336
Acquisition and integration costs	3,396	267	—	3,663
Debt extinguishment and commitment costs	—	5,329	—	5,329
Severance costs and other non-operating expense	351	1,921	—	2,272
Loss (gain) on sale of assets, net	27	(196)	—	(169)
Depreciation and amortization	2,131	97,448	190	99,769
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	1	68,655	(368)	68,288
Equity losses (income) from subsidiaries	(388,008)	—	388,008	—
Income tax expense (benefit)	362	96,995	(96,647)	710
Adjusted EBITDA (1)	$(17,551)	$659,378	$1,608	$643,435
________________________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.
(2)For the year ended December 31, 2024, we incurred $13.1 million of stock-based compensation expenses associated with accelerated vesting of equity awards and modification of vested equity awards related to our CEO transition and $0.8 million for a legal settlement unrelated to current operating activities.

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
Our liquidity position as of December 31, 2024, was $613.7 million that consisted of $191.9 million of cash and cash equivalents and $421.8 million of availability under the ABL Credit Facility. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, and to repay or refinance indebtedness.
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
Significant Developments
On April 26, 2023, we terminated the prior ABL Credit Facility and entered into a new ABL Credit Facility. On June 1, 2023, we closed the Billings Acquisition; please read Note 5—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for further information. On July 26, 2023, we entered into the July 2023 S&O Amendment in connection with a new LC Facility. On October 4, 2023, we entered into the Second Amendment to the ABL Credit Facility and terminated the Washington Refinery Intermediation Agreement. On March 22, 2024, we amended our asset-based loan to permit expanding its capacity from $900 million to $1.4 billion as we planned for the refinancing of our Supply and Offtake Agreement. On May 31, 2024, our Supply and Offtake Agreement with J.Aron expired and we entered into an Inventory Intermediation Agreement with Citi and a Joinder Agreement as a borrower to the ABL Credit Facility. We also early terminated our LC Facility. On November 25, 2024, we amended the Term Loan Credit Agreement to increase the size of the term loan from $550.0 million to $650.0 million.
During the years ended December 31, 2024, 2023, and 2022, we had significant activity related to our inventory financing and debt agreements. Please read Note 12—Inventory Financing Agreements and Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion of significant activity related to our inventory financing and debt agreements, respectively.
Other Sources of Liquidity
We may from time to time seek to retire or purchase our common stock through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of our common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. On February 21, 2025, the Board authorized and approved a share repurchase program authorizing the repurchase of up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior share repurchase authorization. Please read Note 19—Stockholders’ Equity to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the share repurchase program. The Term Loan Credit Agreement may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50%, 25%, or 0% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan Credit Agreement).

Cash Flows
The following table summarizes cash activities for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$83,776	$579,156	$452,606
Net cash used in investing activities	(133,994)	(659,039)	(87,308)
Net cash provided by (used in) financing activities	(36,961)	(135,597)	13,407
Cash flows for the year ended December 31, 2024
Net cash provided by operating activities for the year ended December 31, 2024, was driven primarily by non-cash charges to operations of approximately $208.6 million, net cash used for changes in operating assets and liabilities of approximately $91.5 million, and a net loss of $33.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $131.6 million;
•	unrealized loss on derivatives contracts of $42.5 million;
•	stock based compensation costs of $25.7 million, including $13.1 million related to the accelerated vesting of equity awards and modification of vested equity awards related to our CEO; and
•	dividends received from our refining and logistics investments of $13.1 million partially offset by

•	$11.9 million of non-cash equity earnings from our refining and logistics investments.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an increase in deferred turnaround assets of $73.5 million driven by the 2024 Montana refinery turnarounds,
•	a $53.5 million decrease in Obligations under inventory financing agreements primarily related to the refinancing of our inventory financing agreements and a decrease in crude oil prices, and
•	a decrease in our gross environmental credit obligations primarily related to the settlement of our 2023 RINs and CCA obligations combined with lower environmental credit values,

partially offset by

•	a $62.9 million decrease in inventories, primarily related to the retirement of environmental credits and lower refined product and warehouse inventories.
Net cash used in investing activities for the year ended December 31, 2024, consisted primarily of:

•	$135.5 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects.

Net cash used in financing activities was approximately $37.0 million for the year ended December 31, 2024, and consisted primarily of the following activities:

•	payments of $547.6 million related to the expiration of our Supply and Offtake Agreement and related deferred payment arrangement in the second quarter of 2024,
•	repurchases of common stock of $142.0 million, and
•	aggregate payments of $9.6 million of deferred loan costs,

partially offset by

•	net debt borrowings of $456.6 million primarily driven by activity in our ABL Credit Facility and the increase to the size of our Term Loan Credit Agreement , and
•	proceeds of $203.1 million related to the step-in of the Inventory Intermediation Agreement in the second quarter of 2024.
Cash flows for the year ended December 31, 2023
Net cash provided by operating activities for the year ended December 31, 2023, was driven primarily by Net income of $728.6 million, non-cash earnings from operations of approximately $53.2 million, and net cash used for changes in operating assets and liabilities of approximately $96.3 million. Non-cash earnings from operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $119.8 million,
•	debt commitment and extinguishment costs of $19.2 million, and
•	stock based compensation costs of $11.6 million,

partially offset by

•	a benefit from deferred taxes of $126.3 million,
•	unrealized gain on derivatives contracts of $49.7 million,
•	a gain of $25.0 million from our equity investment in Laramie Energy, and
•	$11.8 million of non-cash equity earnings from our refining and logistics investments.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a decrease in gross environmental credit obligations primarily related to the settlement of our 2020, 2021, and 2022 RINs obligations, and
•	an increase in prepaid and other primarily driven by a $65.5 million increase in Advances to suppliers for crude purchases.
Net cash used in investing activities for the year ended December 31, 2023, consisted primarily of:

•	$595.4 million used for the Billings Acquisition, and
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
Net cash used in financing activities for the year ended December 31, 2023, was approximately $135.6 million and consisted primarily of the following activities:

•	net repayments under the Discretionary Draw Facility and Merrill Lynch Commodities, Inc. (“MLC”) receivable advances of $96.0 million,
•	aggregate payments of $23.1 million of deferred loan costs and debt extinguishment costs, related to our debt refinancing, and
•	repurchases of common stock of $67.8 million,

partially offset by

•	net borrowings of debt of $145.1 million primarily driven by the refinancing and consolidation of our debt.
Cash flows for the year ended December 31, 2022
Net cash provided by operating activities for the year ended December 31, 2022, was primarily driven by Net income of approximately $364.2 million, non-cash charges to operations of approximately $127.6 million, and net cash used for changes in operating assets and liabilities of approximately $39.2 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	deprecation and amortization expenses of $99.8 million,
•	stock based compensation costs of $9.4 million,
•	unrealized loss on derivatives contracts of $9.3 million, and
•	debt commitment and extinguishment costs of $5.3 million.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	net increases in our Supply and Offtake Agreement and Washington Refinery Intermediation Agreement obligations and accounts payable, and
•	an increase in gross environmental credit obligations primarily related to current period production volumes and increases in RINs prices,

partially offset by

•	net increases in our inventories and accounts receivable resulting from higher crude oil and refined product prices and higher inventory volumes at our Hawaii refinery, and
•	an increase in prepaid and other primarily driven by a $34.7 million increase in Collateral posted with broker for derivative instruments.
Net cash used in investing activities for the year ended December 31, 2022, consisted primarily of:

•
$53.0 million in additions to property, plant, and equipment driven by profit improvement and turnaround projects including crude recovery and debottlenecking projects at our Tacoma refinery, maintenance and tank replacements projects at our Wyoming refinery, and co-generation engine and tank conversion projects at our Hawaii refinery, and

•	$35.5 million related to acquisitions, primarily comprised of a $30.0 million deposit on the Billings Acquisition and $5.5 million for a three-store expansion of our Washington retail footprint.
Net cash provided by financing activities for the year ended December 31, 2022, was approximately $13.4 million and consisted primarily of the following activities:

•	net borrowings under the J. Aron Discretionary Draw Facility and MLC receivable advances of $80.7 million,

partially offset by

•	net repayments of debt of $62.0 million primarily driven by the partial repurchase and cancellation of our 7.75% Senior Secured Notes and 12.875% Senior Secured Notes, and
•	repurchases of common stock of $7.8 million.

Cash Requirements
We have various cash requirements stemming from investment strategies, contractual obligations, and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These cash requirements and obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. We also continue to seek strategic investments in business opportunities, however the amount and timing of those investments are not predictable. Our material cash requirements as of December 31, 2024 include:
Debt and Interest Payments. Current and long-term debt includes the scheduled principal payments related to our outstanding debt obligations and ABL Credit Facility. Our estimated interest payments due for 2025 are $51.2 million and our total estimated undiscounted future interest payments will be $260.3 million on the debt obligations held as of December 31, 2024, and using interest rates in effect as of December 31, 2024. Please read Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Debt Refinancing. On February 28, 2023, we entered into the Term Loan Credit Agreement. The proceeds were used to repurchase and cancel the then-outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and terminate and repay all amounts outstanding under the Term Loan B Facility. As a result of this refinancing, our debt maturity was extended from 2026 to 2030 and, using interest rates that were in effect at December 31, 2023, our estimated undiscounted future interest payments increased to $310 million. On April 26, 2023, we terminated the prior ABL Credit Facility and entered into a new ABL Credit Facility. On October 4, 2023, we terminated the Washington Refinery Intermediation Agreement in connection with the Second Amendment to the ABL Credit Facility that increased the borrowing base. On March 22, 2024, we entered into the Third Amendment to the ABL Credit Facility, conditional upon the termination of the Company’s existing intermediation agreement with J. Aron, to among other things, increase our total revolver commitment to $1.4 billion. On May 31, 2024, we entered into the Inventory Intermediation Agreement with Citi. Pursuant to the Inventory Intermediation Agreement, Citi will purchase and deliver crude oil to PHR for use at its refinery located in Kapolei, Hawaii. The Inventory Intermediation Agreement replaces the Supply and Offtake Agreement between PHR and J. Aron that was terminated on May 31, 2024. On November 25, 2024, we amended the Term Loan Credit Agreement to increase the size of the term loan from $550.0 million to $650.0 million. Please read Note 12—Inventory Financing Agreements and Note 14—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Capital Expenditures and Turnaround Costs. Our deferred turnaround costs and capital expenditures, including land and building purchases but excluding acquisitions, for the year ended December 31, 2024, totaled approximately $209.0 million and were primarily related to the 2024 turnaround and related scheduled maintenance work at our Montana refinery, capital projects at our Hawaii and Tacoma refineries, our Retail businesses, and sustaining maintenance at each of our refineries. Our capital expenditures and deferred turnaround costs budget for 2025 is approximately $210 to $240 million and primarily relates to scheduled maintenance, capital projects, and turnaround projects related to regulatory compliance, information technology, and growth across each of our businesses.
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
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2024, for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2025. As of December 31, 2024, we have material purchase commitments of $3.4 billion, with required cash outlays primarily expected in the next twelve months.
Environmental Matters. Our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations including but not limited to air emissions, wastewater discharges, and solid and hazardous waste management activities. Additionally, we have asset retirement obligations in the period in which we have a legal obligation, whether by government or regulatory action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Please read Note 11—Asset Retirement Obligations and Note 18—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.

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
Crude oil held in storage tanks at, and certain crude oil in transit to, the Hawaii refinery are financed by Citi under procurement contracts. The crude oil remains in the legal title of Citi and is stored in our storage tanks governed by a storage facilities agreement. Legal title to the stored crude oil passes to us at the tank outlet. After processing, Citi takes title to the refined products stored in our storage tanks until they are sold to third parties. Citi takes legal title of crude oil in transit at the specified purchase location with the third party supplier. We purchase the crude oil shipment from Citi at the SPM delivery point and we sell an equal quantity and quality of crude oil to Citi at the crude intake point. Legal title to crude oil in transit passes to us at the SPM delivery point for the upstream leg, and legal title passes to Citi at the crude intake point for the downstream leg. We record the inventory owned by Citi on our behalf as inventory with a corresponding obligation on our balance sheet in the amount we expect to pay to satisfy the repurchase obligation for the crude oil inventory then-owned by Citi following the expiration or termination of the Inventory Intermediation Agreement. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement occurs at the end of the reporting period.
Please read Note 12—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information regarding our Hawaii inventory financing agreement.
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
We review property, plant, and equipment, operating leases, deferred turnaround costs, and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We use a cash flows model to estimate value because there is usually a lack of quoted market prices available for long-lived assets. Future cash flow estimates used for impairment reviews are based on assessments requiring judgment, including future production volumes, commodity prices, operating costs, margins, discount rates, expected capital expenditures, and other factors based on all available information available as of the date of the review. Impairment is required when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. The fair value of long-lived assets is determined using the income approach. Please read Note 9—Property, Plant, and Equipment to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
In the fourth quarter of 2023, we analyzed projections for our future taxable income and the absence of objective negative evidence, such as a cumulative loss in recent years. As a result of this analysis, we determined that we have sufficient positive evidence to release a majority of the valuation allowance against our federal net deferred tax assets and recognized a non-cash deferred tax benefit of $277.7 million for the year ended December 31, 2023. We retain a partial valuation allowance on certain state deferred tax assets primarily as a result of apportionment factors from minimal activity in certain states impacting assessed likelihood of future realizability. We will continue to reassess whether the balance of the valuation allowance is appropriate on a yearly basis and, given the totality of the facts and circumstances, both positive and negative, will adjust the remaining valuation allowance in future periods if the evidence supports doing so.
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuate with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 187 Mbpd for the full year of 2024, would change annualized Operating income by approximately $67.2 million. This analysis may differ from actual results.
We utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps will expire in December 2025.
Based on our net open futures positions at December 31, 2024, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a $6.6 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2024, we consumed approximately 187 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 15—Derivatives to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Interest Rate Risk
As of December 31, 2024, we had $1.1 billion of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement for which we pay charges based on the three-month Secured Overnight Financing Rate (“SOFR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $1.7 million and $11.2 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2024, we had entered into an interest rate collar at a cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 15—Derivatives for more information.
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
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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
February 28, 2025

Item  9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.
Item  9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

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

10.2
Par Pacific Holdings, Inc. Second Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 18, 2018.****

10.3
First Amendment to the Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 5.1 to the Company’s registration statement on Form S-8 filed on May 14, 2021.****

10.4	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 18, 2018.****

10.5	Amendment to Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 5.1 to the Company’s registration statement on Form S-8 filed on June 23, 2023.****

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

10.8	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.****

10.9	Form of Award of Performance Restricted Stock Units. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 29, 2024.****

10.10	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.

10.11	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.12	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.13	Employment Offer Letter with Richard Creamer dated March 29, 2022. Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022. ****

10.14	Employment Offer Letter with Eric Wright dated January 17, 2017. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022. ****

10.15	Employment Assignment Letter with Jeffrey R. Hollis dated December 15, 2022. Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 29, 2024. ****

10.16	Employment Offer Letter with Shawn Flores dated December 13, 2022. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 27, 2023. ****

10.17	Employment Offer Letter with Terrill Pitkin dated October 28, 2014.*****

10.18	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.19	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.20
Amendment #1 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 1, 2017. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 29, 2024. ****

10.21
Amendment #2 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 23, 2022. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 25, 2022. ****

10.22
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.23
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.24
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.25
Purchase Agreement and Escrow Instructions, dated as of February 11, 2021, by and among Par Hawaii, LLC, Par Pacific Hawaii Property Company, LLC, MDC Coast HI 1, LLC, and Fidelity National Title Insurance Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

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

10.28
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

10.29
Amendment No. 2 to Term Loan Credit Agreement, dated as of November 25, 2024, by and among Par Pacific Holdings, Inc., Par Petroleum, LLC, Par Petroleum Finance Corp., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025.

10.30
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

10.31
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

10.32
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

10.33
Third Amendment to Asset-Based Revolving Credit Agreement and Joinder Agreement dated as of March 22, 2024, among Par Pacific Holdings, Inc., Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Montana, LLC, Par Rocky Mountain Midstream, LLC, U.S. Oil & Refining Co., Par Hawaii Refining, LLC, the other loan parties thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024.

10.34
Inventory Intermediation Agreement dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024.

10.35
Pledge and Security Agreement dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024.

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

19.1	Par Pacific Holdings, Inc. Insider Trading Policy.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.***

97.1
Par Pacific Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective October 24, 2023. Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024.****

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
For the Years Ended December 31, 2024, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Summary of Significant Accounting Policies – Management Projections Used in Goodwill – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

Management of the Company prepares and uses projected operational results (“Management’s Projections”) for various accounting analysis and considerations, including the annual goodwill impairment test of certain reporting units. The development of Management’s Projections involves management making significant judgments and assumptions in estimating future cash flows, including assumptions related to future gross margins, operating expenses and levels of sustaining capital expenditures.

Given that the development of Management’s Projections requires management to make significant estimates related to assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Management’s Projections included the following, among others:
•We evaluated the effectiveness of controls over the determination of Management’s Projections, including management’s controls over the determination of the underlying projections of future gross margins, operating expenses, and levels of sustaining capital expenditures.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical projections.

•We evaluated the reasonableness of Management’s Projections by

◦Comparing the projections to historical financial results;

◦Comparing the projections to internal communications between management and the Board of Directors; and

◦Comparing trends in the projections to analyst and industry reports for the Company and certain of its peer companies

•We evaluated the impact of changes in Management’s Projections from the projection date to December 31, 2024.

/s/ Deloitte & Touche LLP
Houston, Texas
February 28, 2025

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$191,921	$279,107
Restricted cash	346	339
Total cash, cash equivalents, and restricted cash	192,267	279,446
Trade accounts receivable, net of allowances of $0.4 million and $0.2 million at December 31, 2024 and December 31, 2023, respectively	398,131	367,249
Inventories	1,089,318	1,160,395
Prepaid and other current assets	92,527	182,405
Total current assets	1,772,243	1,989,495
Property, plant, and equipment
Property, plant, and equipment	1,730,966	1,577,801
Less accumulated depreciation and amortization	(574,657)	(478,413)
Property, plant, and equipment, net	1,156,309	1,099,388
Long-term assets
Operating lease right-of-use (“ROU”) assets	428,120	346,454
Refining and logistics equity investments	86,311	87,486
Investment in Laramie Energy, LLC	12,498	14,279
Intangible assets, net	9,520	10,918
Goodwill	129,275	129,275
Other long-term assets	235,095	186,655
Total assets	$3,829,371	$3,863,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,885	$4,255
Obligations under inventory financing agreements	194,198	594,362
Accounts payable	436,795	391,325
Accrued taxes	36,027	40,064
Operating lease liabilities	80,174	72,833
Other accrued liabilities	344,188	421,762
Total current liabilities	1,096,267	1,524,601
Long-term liabilities
Long-term debt, net of current maturities	1,108,082	646,603
Finance lease liabilities	11,690	12,438
Operating lease liabilities	362,092	282,517
Other liabilities	59,938	62,367
Total liabilities	2,638,069	2,528,526
Commitments and Contingencies (Note 18)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023, 55,265,421 shares and 59,755,844 shares issued at December 31, 2024 and December 31, 2023, respectively	552	597
Additional paid-in capital	884,548	860,797
Accumulated earnings	295,846	465,856
Accumulated other comprehensive income	10,356	8,174
Total stockholders’ equity	1,191,302	1,335,424
Total liabilities and stockholders’ equity	$3,829,371	$3,863,950

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$7,974,457	$8,231,955	$7,321,785

Operating expenses
Cost of revenues (excluding depreciation)	7,101,148	6,838,109	6,376,014
Operating expense (excluding depreciation)	584,282	485,587	333,206
Depreciation and amortization	131,590	119,830	99,769
General and administrative expense (excluding depreciation)	108,844	91,447	62,396
Equity earnings from refining and logistics investments	(11,905)	(11,844)	—
Acquisition and integration costs	100	17,482	3,663
Par West redevelopment and other costs	12,548	11,397	9,003
Loss (gain) on sale of assets, net	222	(59)	(169)
Total operating expenses	7,926,829	7,551,949	6,883,882
Operating income	47,628	680,006	437,903

Other income (expense)
Interest expense and financing costs, net	(82,793)	(72,450)	(68,288)
Debt extinguishment and commitment costs	(1,688)	(19,182)	(5,329)
Other income (expense), net	(1,869)	(53)	613
Equity earnings (losses) from Laramie Energy, LLC	(296)	24,985	—
Total other expense, net	(86,646)	(66,700)	(73,004)

Income (loss) before income taxes	(39,018)	613,306	364,899
Income tax benefit (expense)	5,696	115,336	(710)
Net income (loss)	$(33,322)	$728,642	$364,189

Income (loss) per share
Basic	$(0.59)	$12.14	$6.12
Diluted	$(0.59)	$11.94	$6.08
Weighted-average number of shares outstanding
Basic	56,775	60,035	59,544
Diluted	56,775	61,014	59,883

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(33,322)	$728,642	$364,189
Other comprehensive income:
Other post-retirement benefits income, net of tax	2,182	45	5,627
Total other comprehensive income, net of tax	2,182	45	5,627
Comprehensive income (loss)	$(31,140)	$728,687	$369,816
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(33,322)	$728,642	$364,189
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	131,590	119,830	99,769
Debt extinguishment and commitment costs	1,688	19,182	5,329
Non-cash interest expense	5,741	4,645	4,218
Non-cash lower of cost and net realizable value adjustment	2,288	—	(463)
Deferred taxes	(2,559)	(126,267)	274
Loss (gain) on sale of assets, net	222	(59)	(169)
Stock-based compensation	25,704	11,633	9,353
Unrealized (gain) loss on derivative contracts	42,484	(49,689)	9,336
Equity (earnings) losses from Laramie Energy, LLC	296	(24,985)	—
Equity earnings from refining and logistics investments	(11,905)	(11,844)	—
Dividends received from refining and logistics investments	13,080	4,328	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(26,036)	(112,421)	(57,391)
Prepaid and other assets	55,930	(82,027)	(35,356)
Inventories	62,853	180,235	(254,437)
Deferred turnaround expenditures	(73,453)	(5,851)	(29,608)
Obligations under inventory financing agreements	(53,498)	(91,624)	74,680
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(57,327)	15,428	262,882
Net cash provided by operating activities	83,776	579,156	452,606
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(595,420)	(35,546)
Capital expenditures	(135,540)	(82,277)	(53,025)
Proceeds from sale of assets	61	1,322	1,263
Return of capital from Laramie Energy, LLC	1,485	10,706	—
Return of capital from refining and logistics investments	—	6,630	—
Net cash used in investing activities	(133,994)	(659,039)	(87,308)
Cash flows from financing activities:
Proceeds from borrowings	4,518,219	1,462,850	384,874
Repayments of borrowings	(4,061,619)	(1,317,709)	(446,863)
Net borrowings (repayments) of deferred payment arrangements and receivable advances	(165,459)	(95,985)	80,681
Payment of deferred loan costs	(9,634)	(14,371)	—
Purchase of common stock for retirement	(141,974)	(67,821)	(7,834)
Exercise of stock options	1,514	17,129	6,444
Proceeds from inventory financing agreements	203,074	—	—
Payments for termination of inventory financing agreements	(382,143)	(112,594)	—
Payments for debt extinguishment and commitment costs and termination of inventory financing agreements	(1,247)	(8,742)	(3,483)
Other financing activities, net	2,308	1,646	(412)
Net cash provided by (used in) financing activities	(36,961)	(135,597)	13,407
Net increase (decrease) in cash, cash equivalents, and restricted cash	(87,179)	(215,480)	378,705
Cash, cash equivalents, and restricted cash at beginning of period	279,446	494,926	116,221
Cash, cash equivalents, and restricted cash at end of period	$192,267	$279,446	$494,926
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(67,828)	$(77,417)	$(63,323)
Taxes	(12,029)	(6,099)	(51)
Non-cash investing and financing activities:
Accrued capital expenditures	$33,314	$13,241	$5,418
ROU assets obtained in exchange for new finance lease liabilities	2,319	7,896	594
ROU assets obtained in exchange for new operating lease liabilities	166,028	72,219	64,567
ROU assets terminated in exchange for release from operating lease liabilities	41	1,439	32,902
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	60,162	$602	$821,713	$(559,117)	$2,502	$265,700
Issuance of common stock for employee stock purchase plan	67	—	1,244	—	—	1,244
Stock-based compensation	417	3	9,163	—	—	9,166
Purchase of common stock for retirement	(524)	(5)	(2,069)	(5,759)	—	(7,833)
Exercise of stock options	349	4	6,440	—	—	6,444
Other comprehensive income	—	—	—	—	5,627	5,627
Net income	—	—	—	364,189	—	364,189
Balance, December 31, 2022	60,471	604	836,491	(200,687)	8,129	644,537
Issuance of common stock for employee stock purchase plan	61	—	1,937	—	—	1,937
Stock-based compensation	464	6	11,336	—	—	11,342
Purchase of common stock for retirement	(1,946)	(19)	(6,090)	(62,099)	—	(68,208)
Exercise of stock options	706	6	17,123	—	—	17,129
Other comprehensive income	—	—	—	—	45	45
Net income	—	—	—	728,642	—	728,642
Balance, December 31, 2023	59,756	597	860,797	465,856	8,174	1,335,424
Issuance of common stock for employee stock purchase plan	136	—	2,715	—	—	2,715
Stock-based compensation	391	4	25,293	—	—	25,297
Purchase of common stock for retirement	(5,118)	(49)	(5,771)	(136,688)	—	(142,508)
Exercise of stock options	100	—	1,514	—	—	1,514
Other comprehensive income	—	—	—	—	2,182	2,182
Net loss	—	—	—	(33,322)	—	(33,322)
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022

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
As of December 31, 2024, we owned a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2024, through the Billings Acquisition (as defined in Note 5—Acquisitions), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to cash held at commercial banks to support certain ongoing bankruptcy recovery trust claims.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2024, 2023, or 2022.
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
Crude oil held in storage tanks at the Hawaii refinery and certain crude oil in transit to be consumed by our Hawaii refinery are financed by Citi under the Inventory Intermediation Agreement as described in Note 12—Inventory Financing Agreements. The crude oil remains in the legal title of Citi and is stored in our storage tanks governed by a storage facilities agreement. Legal title to the crude oil passes to us at the tank outlet. Citi takes legal title of crude oil in transit at the specified purchase location with the third party supplier. We purchase the crude oil shipment from Citi at the SPM delivery point and we sell an equal quantity and quality of crude oil to Citi at the crude intake point. Legal title to crude oil in transit passes to us at the SPM delivery point for the upstream leg, and legal title passes to Citi at the crude intake point for the downstream leg. We record the inventory owned by Citi on our behalf as inventory with a corresponding obligation on our balance sheet in the amount we expect to pay to satisfy the repurchase obligation for the crude oil inventory then-owned by Citi following the expiration or termination of the Inventory Intermediation Agreement. Please read Note 12—Inventory Financing Agreements for further information.
We were a party to a supply and offtake agreement with J. Aron & Company LLC (“J. Aron”) to support our Hawaii refining operations (the “Supply and Offtake Agreement"). All of the crude oil utilized at the Hawaii refinery was financed by J. Aron under the Supply and Offtake Agreement as described in Note 12—Inventory Financing Agreements. The crude oil remained in the legal title of J. Aron and was stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passed to us at the tank outlet. After processing, J. Aron held title to the refined products stored in our storage tanks until they were sold to our retail locations or to third parties. Additionally, certain of the crude oil utilized at the Hawaii refinery was also financed by the LC Facility as described in Note 12—Inventory Financing Agreements. On May 31, 2024, our Supply and Offtake Agreement with J.Aron expired, we early terminated our LC Facility, and we entered into an Inventory Intermediation Agreement with Citi; please read Note 12—Inventory Financing Agreements for further information. We also financed certain inventories at our other refineries through our ABL Credit Facility; please read Note 14—Debt for further information.
We were a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 12—Inventory Financing Agreements. Under this arrangement, U.S. Oil & Refining Co., a wholly owned subsidiary, and certain affiliated entities (collectively, “U.S. Oil”) purchased crude oil supplied from third-party suppliers and MLC provided credit support for certain crude oil purchases. MLC’s credit support consisted of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil held title to all crude oil and refined products inventories at all times and pledged such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC. On October 4, 2023, we terminated the Washington Refinery Intermediation Agreement; please read Note 12—Inventory Financing Agreements for further information.
We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.
Environmental Credits and Obligations
Inventories also include Renewable Identification Numbers (“RINs”) and other environmental credits. Our environmental credit assets, which include RINs and other environmental credits are purchased through the open market, State of Washington auctions, or obtained by purchasing biofuels. When these biofuels are blended into our refined fuels, these credits, along with credits internally generated as part of our refining process, and purchased credits, are presented as Inventories on our consolidated balance sheets and stated at the lower of cost and NRV as of the end of the reporting period.
Our renewable volume obligation and other environmental credit obligations to comply with the U.S. Environmental Protection Agency (“EPA”) and the State of Washington’s regulations (as discussed in Note 18—Commitments and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Contingencies) are presented in Other accrued liabilities on our consolidated balance sheets and were historically measured at fair value as of the end of the reporting period. Credits held in Inventories are retired against environmental credit obligations in the period in which they are remitted to the the relevant authority.
During the quarter ended December 31, 2023, we had a change in estimate in our valuation of our gross environmental credit obligations due to the settlement of all outstanding prior period environmental credit obligations (obligations associated with pre-2023 activities) and our prospective plan to use substantially all our RIN assets and other environmental credits to settle future environmental obligations. Beginning in the fourth quarter of 2023, the portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period. Under the previous valuation technique, our liability would have been $295.9 million as of December 31, 2023, and Net income would have been lower by $9.0 million for the year ended December 31, 2023. Please read Note 16—Fair Value Measurements for further information. The net cost of environmental credits is recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.
Investment in Laramie Energy, LLC
Effective February 21, 2023, we accounted for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of the net income (loss) of this entity is included in Equity earnings (losses) from Laramie Energy, LLC in our consolidated statements of operations. Prior to February 21, 2023, we did not apply the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. Please read Note 4—Investment in Laramie Energy for further information.
Property, Plant, and Equipment
We capitalize the cost of additions and major improvements and modifications to property, plant, and equipment. The cost of repairs and normal maintenance of property, plant, and equipment is expensed as incurred. Major improvements and modifications of property, plant, and equipment are those expenditures that either extend the useful life, increase the capacity, or improve the operating efficiency of the asset or the safety of our operations. We compute depreciation of property, plant, and equipment using the straight-line method, based on the estimated useful life of each asset as follows:

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
For the Years Ended December 31, 2024, 2023, and 2022
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
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to seven years). During 2024, 2023, and 2022, we recognized deferred turnaround costs of approximately $73.5 million, $5.9 million and $29.6 million, respectively. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
For the Years Ended December 31, 2024, 2023, and 2022
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
In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control, or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. As of December 31, 2024, our embedded derivative includes our obligations to repurchase crude oil from Citi at the termination of the Inventory Intermediation Agreement. Prior to the termination of the Supply and Offtake Agreement on May 31, 2024, we also had embedded derivatives for our obligations to repurchase crude oil and refined products from J. Aron. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
Please read Note 15—Derivatives and Note 16—Fair Value Measurements for information regarding our derivatives and other financial instruments.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. We do not have any unrecognized tax benefits as of December 31, 2024.
As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2021, 2022, and 2023. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and adjust it accordingly for purposes of assessing additional tax in the year the NOL deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
Stock-Based Compensation
We recognize the cost of share-based payments on a straight-line basis over the period the employee provides service, generally the vesting period, and include such costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) in our consolidated statements of operations. We account for forfeitures as they occur. The grant date fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes option-pricing model as of the date of grant. The fair value of the discount offered on the employee stock purchase plan is equal to 15% of the market price of our common stock on the purchase date.
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
For the Years Ended December 31, 2024, 2023, and 2022
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$26,904	$24,980	$20,437
Operating expense	77,296	66,886	51,901
General and administrative expense	2,325	2,142	2,661
Segment Information
The accounting policies of individual segments are the same as those described here in Note 2—Summary of Significant Accounting Policies except that non-operating expenses and income are recorded and evaluated on a consolidated basis. Operating expense includes certain shared costs such as finance, accounting, tax, human resources, information technology, and legal costs that are not directly attributable to specific operating segments. These expenses are allocated based on various criteria, generally reflecting the time and resources provided to each segment. The Chief Executive Officer, the chief operating decision maker (“CODM”), primarily evaluates segment performance based on segment-level Adjusted Gross Margin and Adjusted EBITDA. We have provided additional disclosure on Cost of revenues disaggregated by significant category by segment, consistent with the disclosure requirements outlined in Accounting Standards Update (“ASU”) 2023-07.
Benefit Plans
We recognize an asset for the overfunded status or a liability for the underfunded status of our defined benefit pension plans (the “Benefit Plans”). The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets and the funded status of our Benefit Plans is recorded within Other long-term assets on our consolidated balance sheets. Certain changes in the plans’ funded status are recognized in Other comprehensive income (loss) in the period the change occurs.
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
The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy levels as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied these valuation techniques for the periods presented. The fair value of the derivatives related to the Citi repurchase obligation and the J. Aron repurchase obligation, which was terminated on May 31, 2024, are and were measured, respectively, using estimates of the prices and differentials assuming settlement at the end of the reporting period.
Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding. Basic and diluted EPS are computed taking into account the effect of participating securities. Participating securities include restricted stock that has been issued but has not yet vested. Please read Note 21—Income (Loss) Per Share for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Foreign Currency Transactions
We may, on occasion, enter into transactions denominated in currencies other than the U.S. dollar, which is our functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in Other income (expense), net, in the accompanying consolidated statement of operations in the period in which the currency exchange rates change. For the years ended December 31, 2024, 2023 and 2022, gains and losses resulting from changes in currency translations were immaterial.
Accounting Principles Not Yet Adopted
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires companies to disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on filings subsequent to the effective date.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure (Topic 740). This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. This ASU therefore does not impact our 2024 Form 10-K. Par will assess the impact of this ASU on our 2025 Form 10-K annual segment disclosures as part of our fiscal year 2025 procedures.
Accounting Principles Adopted
On December 31, 2024, we adopted ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Please read Note 23—Segment Information for further information on the additional disclosures.
On January 1, 2022, we adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU changes accounting for recording contract assets and liabilities acquired in a business combination to improve comparability and consistency. During the Billings Acquisition in June 2023, no contract assets or liabilities were acquired, thus our adoption of ASU 2021-08 did not have an impact on our financial condition, results of operations, and cash flows.
On January 1, 2022, we adopted ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This ASU defines supplier finance programs and establishes new disclosure requirements for such programs. For programs meeting that definition, this ASU requires annual disclosures of key terms, obligations, and certain information related to these programs. Interim disclosure of the amount of outstanding obligations is also required. Par’s inventory financing agreements do not meet all the necessary criteria within scope of this ASU, therefore our adoption of ASU 2022-04 did not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our consolidated statements of operations due to the significance of YELP’s cogeneration facilities to our Montana operations and reported as

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
part of our refining segment. Please read Note 23—Segment Information for further information on our reporting segments. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.
The change in our equity investment in YELP is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$59,824	$—
Acquisition of investment	—	58,019
Equity earnings from YELP	5,055	8,059
Depreciation of basis difference	(1,392)	(696)
Dividends received	(6,320)	(5,558)
Ending balance	$57,167	$59,824
Yellowstone Pipeline Company
On June 1, 2023, we completed the Billings Acquisition (as defined in Note 5—Acquisitions) and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest (“PNW”). We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our consolidated statements of operations due to the significance of YPLC’s distribution services to our Montana operations and reported as part of our logistics segment. Please read Note 23—Segment Information for further information on our reporting segments.
The change in our equity investment in YPLC is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$27,662	$—
Acquisition of investment	—	28,581
Equity earnings from YPLC	8,090	4,392
Accretion of basis difference	152	89
Dividends received	(6,760)	(5,400)
Ending balance	$29,144	$27,662
Note 4—Investment in Laramie Energy
As of December 31, 2024, we owned a 46% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $12.5 million and $14.3 million as of December 31, 2024, and December 31, 2023, respectively.
Prior to February 21, 2023, Laramie Energy had a term loan agreement which provided a term loan secured by a lien on its natural gas and crude oil properties and related assets. Under the terms of the term loan, Laramie Energy was generally prohibited from making future cash distributions to its owners, including us, except for certain permitted tax distributions.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its existing term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. The delayed draw commitment expired in August 2024. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of December 31, 2024 and 2023, the term loan had an outstanding balance of $160.0 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
On March 1, 2023, pursuant to its new term loan agreement, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $10.7 million, which was reflected as Return of capital from Laramie Energy, LLC on our consolidated statements of cash flows. We recorded the cash received as Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations because the carrying value of our investment in Laramie Energy was zero at the time of such distribution. On April 29, 2024, Laramie Energy made a cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million.
Effective February 21, 2023, and concurrent with Laramie’s entry into the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At December 31, 2024, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $64.3 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$14,279	$—
Equity earnings (losses) from Laramie Energy	(6,753)	19,471
Accretion of basis difference	6,457	5,514
Distribution received	(1,485)	(10,706)
Ending balance	$12,498	$14,279
Note 5—Acquisitions
Billings Acquisition
On October 20, 2022, we and our subsidiaries Par Montana, LLC (“Par Montana”) and Par Montana Holdings, LLC (“Par Montana Holdings”), entered into an equity and asset purchase agreement (as amended to include Par Rocky Mountain Midstream, LLC, the “Purchase Agreement”) with Exxon Mobil Corporation, ExxonMobil Oil Corporation, and ExxonMobil Pipeline Company LLC (collectively, the “Sellers”) to purchase (i) the high-conversion, complex refinery located in Billings, Montana and certain associated distribution and logistics assets, (ii) the Sellers’ 65% limited partnership equity interest in YELP, and (iii) the Sellers’ 40% equity interest in YPLC for a base purchase price of $310.0 million plus the value of hydrocarbon inventory and adjusted working capital at closing (collectively, the “Billings Acquisition”). The Billings Acquisition enhances our fully integrated downstream network in the upper Rockies and PNW. The Billings Acquisition increases scale and geographic diversification on the U.S. mainland and allows for efficient access to alternative markets.
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
For the Years Ended December 31, 2024, 2023, and 2022
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
As of March 31, 2024, we finalized the Billings Acquisition purchase price allocation. We incurred $10.4 million and $3.4 million of acquisition costs related to the Billings Acquisition for the years ended December 31, 2023 and 2022, respectively. These costs are included in Acquisition and integration costs on our consolidated statements of operations.
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
For the Years Ended December 31, 2024, 2023, and 2022
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
Note 6—Revenue Recognition
As of December 31, 2024 and 2023, receivables from contracts with customers were $312.7 million and $311.1 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $16.2 million and $15.2 million as of December 31, 2024, and 2023, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$2,744,498	$—	$426,061
Distillates (1)	3,214,809	—	48,269
Other refined products (2)	1,550,466	—	—
Merchandise	—	—	106,939
Transportation and terminalling services	—	299,532	—
Other revenue	224,093	—	3,491
Total segment revenues (3)	$7,733,866	$299,532	$584,760

Year Ended December 31, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$2,689,350	$—	$438,058
Distillates (1)	3,412,819	—	49,651
Other refined products (2)	1,718,961	—	—
Merchandise	—	—	101,529
Transportation and terminalling services	—	260,779	—
Other revenue	148,350	—	3,242
Total segment revenues (3)	$7,969,480	$260,779	$592,480

Year Ended December 31, 2022	Refining	Logistics	Retail
Product or service:
Gasoline	$1,999,065	$—	$428,959
Distillates (1)	3,139,807	—	46,392
Other refined products (2)	1,890,813	—	—
Merchandise	—	—	91,289
Transportation and terminalling services	—	198,821	—
Other revenue	16,375	—	3,566
Total segment revenues (3)	$7,046,060	$198,821	$570,206
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, and asphalt.
(3)Refer to Note 23—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Note 7—Inventories
Inventories at December 31, 2024 and 2023, consisted of the following (in thousands):

	Titled Inventory	Inventory Intermediation Agreement (1)	Supply and Offtake Agreement (1)	Total
December 31, 2024
Crude oil and feedstocks	$124,910	$178,070	$—	$302,980
Refined products and blendstock	504,456	—	—	504,456
Warehouse stock and other (2)	281,882	—	—	281,882
Total	$911,248	$178,070	$—	$1,089,318
December 31, 2023
Crude oil and feedstocks	$175,307	$—	$168,549	$343,856
Refined products and blendstock	358,236	—	133,684	491,920
Warehouse stock and other (2)	324,619	—	—	324,619
Total	$858,162	$—	$302,233	$1,160,395
_________________________________________________________
(1)Please read Note 12—Inventory Financing Agreements for further information.
(2)Includes $195.0 million and $237.6 million of RINs and environmental credits, reported at the lower of cost or NRV, as of December 31, 2024 and 2023, respectively. Our renewable volume obligation and other gross environmental credit obligations of $232.0 million and $286.9 million, are included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Inventories valued on the LIFO method were approximately 22% and 26% of total inventories at December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, there was $2.3 million reserved and no reserve recorded for the lower of cost or net realizable value of inventory, respectively. As of December 31, 2024, and 2023, the current replacement cost exceeded the LIFO inventory carrying value by approximately $31.9 million and $36.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2024, and 2023, consisted of the following (in thousands):

	December 31,
	2024	2023
Advances to suppliers for crude purchases	$—	$65,531
Collateral posted with broker for derivative instruments (1)	38,618	21,763
Prepaid insurance	19,718	20,235
Derivative assets	12,855	43,356
Prepaid environmental credits	—	20,756
Other	21,336	10,764
Total	$92,527	$182,405
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 15—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Note 9—Property, Plant, and Equipment
Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$194,623	$194,623
Buildings and equipment (1)	1,511,807	1,361,828
Other (1)	24,536	21,350
Total property, plant, and equipment	1,730,966	1,577,801
Less accumulated depreciation and amortization	(574,657)	(478,413)
Property, plant, and equipment, net	$1,156,309	$1,099,388
______________________________________________________
(1)Please read Note 17—Leases for further disclosures and information on finance leases.
Depreciation and finance lease amortization expense was approximately $106.5 million, $94.0 million, and $75.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 10—Goodwill and Intangible Assets
During the years ended December 31, 2024, 2023, and 2022, the change in the net carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2022	$127,262
Acquisition (1)	2,120
Divestitures	(57)
Balance at December 31, 2022	129,325
Divestitures (2)	(50)
Balance at December 31, 2023	129,275
Acquisition	—
Divestitures	—
Balance at December 31, 2024	$129,275
________________________________________________________
(1)Please read Note 5—Acquisitions for further discussion.
(2)In December 2022, we purchased three retail stores in Washington. $50 thousand of the 2022 payment was refunded to us in 2023; the refund was accounted for as a reduction of goodwill. Please read Note 5—Acquisitions for further discussion.

The gross carrying value of goodwill was $205.0 million as of December 31, 2023 and 2024. We had cumulative charges related to divestitures of approximately $75.7 million as of December 31, 2022, 2023 and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
    Intangible assets consisted of the following (in thousands):

	December 31,
	2024	2023
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Other	261	261
Total intangible assets	38,592	38,592
Accumulated amortization:
Trade name and trademarks	(5,556)	(5,470)
Customer relationships	(23,516)	(22,204)
Other	—	—
Total accumulated amortization	(29,072)	(27,674)
Net:
Trade name and trademarks	711	797
Customer relationships	8,548	9,860
Other	261	261
Total intangible assets, net	$9,520	$10,918
Amortization expense was approximately $1.4 million, $2.7 million and $2.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2025	$979
2026	979
2027	979
2028	979
2029	979
Thereafter	4,364
Total	$9,259
Note 11—Asset Retirement Obligations
Our asset retirement obligations (“AROs”) are primarily related to the removal of underground storage tanks and the removal of brand signage at owned and leased retail sites which are legally required, whether by government action or contractual arrangement. The table below summarizes the changes in our recorded AROs (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$16,340	$15,375	$14,414
Accretion expense	1,369	965	934
Revision in estimate	—	—	116
Liabilities settled during period	—	—	(89)
Ending balance	$17,709	$16,340	$15,375

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Note 12—Inventory Financing Agreements
The following table summarizes our outstanding obligations under our inventory financing agreements (in thousands):

	December 31,
	2024	2023
Inventory Intermediation Agreement	$194,198	$—
Supply and Offtake Agreement	—	594,362
LC Facility due 2024	—	—
Obligations under inventory financing agreements	$194,198	$594,362
Inventory Intermediation Agreement
On May 31, 2024, Par Hawaii Refining, LLC (“PHR“), our wholly owned subsidiary, entered into an inventory intermediation agreement with Citigroup Energy Inc. (“Citi”) (the “Inventory Intermediation Agreement”) to support our Hawaii refining operations. Pursuant to the Inventory Intermediation Agreement, Citi will finance and hold title to crude oil in storage tanks and certain crude oil in transit to be consumed by PHR’s refinery located in Kapolei, Hawaii (the “Hawaii Refinery”). In connection with the Inventory Intermediation Agreement, Citi will enter into certain hedging transactions, in each case, on terms and subject to conditions set forth in the Inventory Intermediation Agreement. The net cash proceeds of $203.1 million, presented as Proceeds from inventory financing agreements in our consolidated statement of cash flows, were used to settle a portion of PHR’s outstanding obligations under the prior J. Aron intermediation agreement.
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
Supply and Offtake Agreement
Prior to May 31, 2024, we were a party to the Supply and Offtake Agreement with J. Aron to support our Hawaii refining operations. Under the Supply and Offtake Agreement, we paid or received certain fees from J. Aron based on changes in crude oil market prices over time. Though title to the crude oil and certain refined product inventories resided with J. Aron, the Supply and Offtake Agreement was accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories continued to be included in our consolidated balance sheets until processed and sold to a third party. Each reporting period, we recorded a liability in an amount equal to the amount we expected to pay to repurchase the inventory held by J. Aron based on then-current market prices.
Prior to May 31, 2024, a discretionary draw facility (the “Discretionary Draw Facility”) was available to PHR up to but excluding the expiration date. Under the Discretionary Draw Facility, J. Aron agreed to make advances to PHR from time to time at the request of PHR, subject to the satisfaction of certain conditions precedent, in an aggregate principal amount at any one time outstanding not to exceed the lesser of $165 million or the sum of the borrowing base, which was calculated as (x) 85% of the eligible accounts receivables, plus (y) the lesser of $82.5 million and 85% of eligible hydrocarbon inventory, minus (z) such reserves as established by J. Aron in respect of eligible receivables and eligible hydrocarbon inventory. The Discretionary Draw Facility bore interest at a rate equal to LIBOR (or LIBOR equivalent) plus an applicable spread between 3.50% and 4.00% to be determined annually based on certain financial ratios. We also paid a discretionary draw availability fee equal to 0.75% of the unused capacity under the Discretionary Draw Facility.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
On May 31, 2024, the Supply and Offtake Agreement expired, the J. Aron Discretionary Draw Facility was terminated, and we entered into the Inventory Intermediation Agreement. We paid $382.1 million and $60.9 million to settle our J. Aron obligation and Discretionary Draw Facility remaining obligations, respectively. These payments are presented within Payments for termination of inventory financing agreements and Net borrowings (repayments) of deferred payment arrangements and receivable advances in our consolidated statement of cash flows. In connection with the termination of the Supply and Offtake Agreement, we recognized termination costs of $0.2 million, which are recorded in Debt extinguishment and commitment costs on our consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2024, there were no outstanding obligations under the Supply and Offtake Agreement.
Prior to May 31, 2024, under the Supply and Offtake Agreement, we paid or received certain fees from J. Aron based on then-changes in market prices over time. In 2022, we entered into multiple contracts to fix certain market fees for the month of March 2022 for $4.5 million. For the years ended December 31, 2024, and 2023, we did not enter into any contracts to fix market fees related to our Supply and Offtake Agreement. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. We recognized fixed market fees of $8.8 million for the years ended December 31, 2022, which were included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. We did not recognize any fixed market fees due for the years ended December 31, 2024, and 2023.
LC Facility due 2024
On July 26, 2023, PHR, as borrower, the lenders and letter of credit issuing banks party thereto (collectively, the “LC Facility Lenders”), MUFG Bank, Ltd., as administrative agent (the “LC Facility Agent”), sub-collateral agent, joint lead arranger and sole bookrunner, Macquarie Bank Limited, as joint lead arranger, and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”), entered into an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agreed, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit in the maximum available amount of $120.0 million in the aggregate (the “LC Facility”) with the right to request an increase up to $350.0 million in the aggregate, subject to certain conditions. Letters of credit issued under the LC Facility were intended to finance and provide credit support for certain of PHR’s purchases of crude oil.
The LC Facility was early terminated on May 31, 2024, in connection with the termination of the Supply and Offtake Agreement and entry into the Inventory Intermediation Agreement. In connection with the termination of the LC Facility, we recognized debt extinguishment costs of $0.6 million, which are included in Debt extinguishment and commitment costs on our consolidated statements of operations for the year ended December 31, 2024. We did not have any outstanding borrowings under the LC Facility as of the termination date.
The revolving credit loans under the LC Facility bore interest at a (1) SOFR rate plus the applicable margin of 2.5%, (2) cost of funds rate plus applicable margin of 2.5% or (3) alternate base rate plus 1.5%, as more particularly described in the LC Facility Agreement.
PHR had agreed to pay certain fees and commissions with respect to letters of credit under the LC Facility, including, but not limited to, a letter of credit commission, in an amount equal to the greater of $750 (in dollars) and (1) 2.00% per annum of the face amount of any trade letter of credit, or (2) 2.25% per annum of the face amount of any performance letter of credit, each payable monthly in arrears. In addition, PHR paid a fronting fee equal to 0.25% of the face amount of each letter of credit issued by a letter of credit issuing bank, payable monthly in arrears.
Washington Refinery Intermediation Agreement
Prior to December 31, 2023, we were a party to the Washington Refinery Intermediation Agreement with MLC, which provided a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchased crude oil supplied from third-party suppliers and MLC provided credit support for such crude oil purchases. MLC’s credit support consisted of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil held title to all crude oil and refined products inventories at all times and pledged such inventories, together with all receivables arising from the sales of the same, exclusively to MLC.
On October 4, 2023, U.S. Oil entered into a wind-down and termination agreement (the “Wind-Down Agreement”) with MLC, which provided for the wind down of the respective obligations of MLC and U.S. Oil. Under the Wind-Down Agreement, in exchange for cash collateral provided by U.S. Oil to MLC, the payment of certain fees by U.S. Oil to MLC, and the satisfaction of other conditions precedent specified in the Wind-Down Agreement, MLC released all of its liens and security

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
interests in all collateral, and MLC and U.S. Oil terminated the First Lien ISDA Agreement, Collateral Agreement, and all other guarantee and collateral documents, other than certain surviving obligations and certain other obligations which specifically continue under the terms of the Wind-Down Agreement. In connection with the Wind-Down Agreement, we recognized termination fees of $1.5 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. The cash paid to settle the obligation is included in Payments for termination of inventory financing agreements in our consolidated statements of cash flows for the year ended December 31, 2023. As of December 31, 2024, and 2023, there were no outstanding obligations under the Washington Refinery Intermediation Agreement.
The following table summarizes our outstanding borrowings, letters of credit, and contractual undertaking obligations under the intermediation agreements (in thousands):

	December 31,
	2024	2023
Discretionary Draw Facility
Outstanding borrowings (1)	$—	$165,459
Borrowing capacity	—	175,891
LC Facility due 2024
Outstanding borrowings	—	—
Borrowing capacity	—	120,000

LC Facility issued letters of credit	—	13,000
______________________________________________________
(1)Borrowings outstanding under the Discretionary Draw Facility were included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the borrowings outstanding under these arrangements were included within Cash flows from financing activities on our consolidated statements of cash flows.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$17,480	$—	$—
Interest expense and financing costs, net	775	—	—
Supply and Offtake Agreement
Inventory intermediation fees (1)	30,918	56,164	100,610
Interest expense and financing costs, net	2,872	7,149	6,150
Washington Refinery Intermediation Agreement
Inventory intermediation fees	—	2,250	3,000
Interest expense and financing costs, net	—	9,280	10,111
LC Facility due 2024
Interest expense and financing costs, net	1,142	1,667	—
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $11.8 million for the year ended December 31, 2024. Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $13.5 million, $13.5 million, and $63.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Prior to termination, the Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provided us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 15—Derivatives for further information.
Note 13—Other Accrued Liabilities

Other accrued liabilities at December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and other employee benefits	$34,130	$40,533
Gross environmental credit obligations (1)	231,982	286,904
Derivative liabilities	19,548	27,725
Deferred revenue	16,247	15,220
Other	42,281	51,380
Total	$344,188	$421,762
______________________________________________________
(1)Please read Note 16—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $195.0 million and $237.6 million as of December 31, 2024 and 2023, respectively.
Note 14—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2024	2023
ABL Credit Facility due 2028	$483,000	$115,000
Term Loan Credit Agreement due 2030	640,125	545,875
Other long-term debt	4,108	4,746
Principal amount of long-term debt	1,127,233	665,621
Less: unamortized discount and deferred financing costs	(14,266)	(14,763)
Total debt, net of unamortized discount and deferred financing costs	1,112,967	650,858
Less: current maturities, net of unamortized discount and deferred financing costs	(4,885)	(4,255)
Long-term debt, net of current maturities	$1,108,082	$646,603
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2025	$7,169
2026	7,201
2027	7,234
2028	490,269
2029	7,306
Thereafter	608,054
Total	$1,127,233
As of December 31, 2024, and December 31, 2023, we had $110.2 million and $133.7 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $57.1 million and $56.2 million in surety bonds outstanding as of December 31, 2024, and December 31, 2023, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, in connection with the Billings Acquisition, we repaid in full and terminated the loan and security agreements with certain lenders and Bank of America, N.A., as administrative agent and collateral agent and entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”), providing for a senior secured asset-based revolving credit facility in an initial aggregate principal amount of up to $150 million and secured by a first priority lien over certain of our assets and other personal property, subject to certain customary exceptions.
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
On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of December 31, 2024, the ABL Credit Facility had $483 million outstanding in revolving loans and a borrowing base of approximately $1.0 billion. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028. As of December 31, 2024, we had $421.8 million of availability under the ABL Credit Facility.
The interest rates applicable to borrowings under the ABL Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a base rate, plus an applicable margin, or (ii) an Adjusted Term SOFR rate, plus an applicable margin. The initial applicable margin for borrowings under the ABL Credit Facility is 0.50% per annum with respect to base rate borrowings and 1.50% per annum with respect to SOFR borrowings, and the applicable margin for such borrowings after June 30, 2023, will be based on the our quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% per annum to 0.75% per annum with respect to base rate borrowings and from 1.25% per annum to 1.75% per annum with respect to SOFR borrowings. We also pay a de minimis fee for any undrawn amounts available under the ABL Credit Facility. The effective interest rate was 6.97% and 2.65% for the years ended December 31, 2024 and 2023, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
On November 25, 2024, the Term Loan Credit Agreement was amended by the Amendment No. 2 to Term Loan Credit Agreement (“Amendment No. 2 to Term Loan Credit Agreement”). Amendment No. 2 to Term Loan Credit Agreement provided for, among other things, an increase to the size of the term loan from $550.0 million to an aggregate initial principal balance of $650.0 million. We recorded deferred financing costs of $0.5 million related to the Amendment No. 2 to Term Loan Credit Agreement that will be amortized over the remaining term.
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
The Term Loan Credit Agreement requires quarterly payments of $1.6 million on the last business day of each March, June, September and December, commencing on June 30, 2023, with the balance due upon maturity. The Term Loan Credit Agreement matures on February 28, 2030.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
12.875% Senior Secured Notes
We repurchased and cancelled $13.9 million and $21.7 million in aggregate principal amount of 12.875% Senior Secured Notes on May 16, 2022, and May 27, 2022, respectively, at a repurchase price of 111.125% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. On June 13, 2022, we repurchased an additional $1.3 million in aggregate principal amount of the notes at a repurchase price of 111.00% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the repurchase date. We paid premiums of approximately $4.1 million upon repurchases of the 12.875% Senior Secured Notes during the year ended December 31, 2022, and incurred aggregate debt extinguishment costs of $1.6 million for these repurchases, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2022. On February 28, 2023, we repurchased and cancelled $29 million in aggregate principal amount of the 12.875% Senior Secured Notes at a repurchase price of 109.044% of the aggregate principal amount repurchased. On March 17, 2023, we repurchased and cancelled all remaining outstanding 12.875% Senior Secured Notes at a repurchase price of 108.616% of the aggregate principal amount repurchased. In connection with the termination of the 12.875% Senior Secured Notes, we recognized debt extinguishment costs of $2.8 million associated with debt repurchase premiums and $1.1 million associated with unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. The 12.875% Senior Secured Notes bore interest at an annual rate of 12.875% per year (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021).
Other long-term debt
On June 7, 2023, we entered into two promissory notes with a third-party lender to acquire land in Kahului, Hawaii, and Hilo, Hawaii totaling $5.1 million. The notes bear interest at a fixed rate of 4.625% per annum and are payable on the first day of each month, commencing on July 1, 2023, until maturity. The promissory notes are unsecured and mature on June 7, 2030.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2024, we were in compliance with all of our debt instruments.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
We are obligated to repurchase the crude oil from Citi at the termination of the Inventory Intermediation Agreement. On May 31, 2024, we repurchased the crude oil and refined products from J. Aron at the expiration of the Supply and Offtake Agreement. Our Washington Refinery Intermediation Agreement contained forward purchase obligations for certain volumes of crude oil and refined products that were required to be settled at market prices on a monthly basis. Thus, we have determined that the obligations under the current Inventory Intermediation Agreement contains, and those under the previously terminated Supply and Offtake Agreement and Washington Refinery Intermediation Agreement contained, embedded derivatives. As such, we have accounted for the embedded derivatives contained in the aforementioned agreements at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations for the years ended December 31, 2024 and 2023.
We have entered into forward purchase contracts for crude oil, forward purchases and sales contracts of refined products, and forward purchase contracts for environmental credits. We elect the normal purchases normal sales (“NPNS”) exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs.
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
Our open futures and OTC swaps expire in December 2025. At December 31, 2024, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	88,901	(94,018)	(5,117)
Swaps	5,249	(5,899)	(650)
Total	94,150	(99,917)	(5,767)
At December 31, 2024, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of December 31, 2024:

Total open option collars	2,430
Weighted-average strike price - floor (in dollars)	$58.15
Weighted-average strike price - ceiling (in dollars)	$83.68
Earliest commencement date	January 2025
Furthest expiry date	December 2025
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of December 31, 2024. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three-month SOFR as of the fixing date. The interest rate collar transaction expires on May 31, 2026.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2024 and 2023, and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2024	2023
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$10,591	$43,356
Commodity derivatives (2)	Other accrued liabilities	(13,456)	(530)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	—	(392)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	(1,588)	—
Interest rate derivatives	Other liabilities	(24)	(821)
_________________________________________________________
(1)Does not include cash collateral of $38.6 million and $21.8 million recorded in Prepaid and other current assets as of December 31, 2024, and 2023, respectively, and $9.5 million in Other long-term assets as of December 31, 2023. As of December 31, 2024, we had no cash collateral recorded in Other long-term assets. Does not include $2.3 million recorded in Prepaid and other current assets as of December 31, 2024, related to realized derivatives receivable.
(2)Does not include $6.1 million and $27.2 million recorded in Other accrued liabilities as of December 31, 2024, and 2023, respectively, related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2024	2023	2022
Commodity derivatives	Cost of revenues (excluding depreciation)	$9,615	$(16,701)	$(65,814)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	1,053	11,764	2,995
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	(1,588)	—	—
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	—	(34,149)	(49,636)
Interest rate derivatives	Interest expense and financing costs, net	796	(821)	—

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
_________________________________________________________
(1)Current assets acquired and liabilities assumed were recorded at their net realizable value. Other long-term assets include preliminary costs for future turnarounds that were recently incurred and were recorded at their net realizable value.
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Prior to the termination of the Supply and Offtake Agreement on May 31, 2024, we had embedded derivatives related to our J. Aron repurchase obligation which were based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron settlement prices were based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement. Such contractual differentials varied by location and by the type of product, had a weighted average of $13.75, and range from a discount of $7.74 per barrel to a premium of $36.07 per barrel as of December 31, 2023. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2024 or 2023. Please read Note 15—Derivatives for further information on derivatives.
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
Financial Statement Impact
    Fair value amounts by hierarchy level as of December 31, 2024 and 2023, are presented gross in the tables below (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$209,666	$13,506	$—	$223,172	$(212,581)	$10,591

Liabilities
Commodity derivatives	$(215,139)	$(10,898)	$—	$(226,037)	$212,581	$(13,456)
Citi repurchase obligation derivative	—	—	(1,588)	(1,588)	—	(1,588)
Interest rate derivatives	—	(24)	—	(24)	—	(24)
Gross environmental credit obligations (2) (3)	—	(44,498)	—	(44,498)	—	(44,498)
Total	$(215,139)	$(55,420)	$(1,588)	$(272,147)	$212,581	$(59,566)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022

	December 31, 2023
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$100,074	$175,191	$—	$275,265	$(231,909)	$43,356

Liabilities
Commodity derivatives	$(92,417)	$(140,022)	$—	$(232,439)	$231,909	$(530)
Citi repurchase obligation derivative	—	—	—	—	—	—
J. Aron repurchase obligation derivative	—	—	(392)	(392)	—	(392)
Interest rate derivatives	—	(821)	—	(821)	—	(821)
Gross environmental credit obligations (2) (3)	—	(54,245)	—	(54,245)	—	(54,245)
Total	$(92,417)	$(195,088)	$(392)	$(287,897)	$231,909	$(55,988)
_________________________________________________________
(1)Does not include cash collateral of $38.6 million and $31.3 million as of December 31, 2024 and 2023, respectively, included within Prepaid and other current assets and Other long-term assets on our consolidated balance sheets, respectively.
(2)Does not include RINs assets and other environmental credits of $195.0 million and $237.6 million presented in Inventories on our consolidated balance sheet and stated at the lower of cost and net realizable value as of December 31, 2024 and 2023, respectively.
(3)Does not include environmental liabilities of $187.5 million and $232.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our consolidated balance sheets as of December 31, 2024 and 2023, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$(392)	$2,279	$(37,321)
Settlements	(661)	19,714	86,242
Total gains (losses) included in earnings (1)	(535)	(22,385)	(46,642)
Balance, end of period	$(1,588)	$(392)	$2,279
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$483,000	$483,000
Term Loan Credit Agreement due 2030 (2)	625,859	636,924
Other long-term debt (2)	4,108	4,412

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022

	December 31, 2023
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$115,000	$115,000
Term Loan Credit Agreement due 2030 (2)	531,112	545,875
LC Facility due 2024 (1)	—	—
Other long-term debt (2)	4,746	4,387
_________________________________________________________
(1)The fair value measurements of the ABL Credit Facility and the LC Facility are considered Level 3 measurements in the fair value hierarchy
(2)The fair value measurements of the Term Loan Credit Agreement and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
The fair value of the Term Loan Credit Agreement and Other long-term debt were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy because the Term Loan Credit Agreement and Other long-term debt may not be actively traded.
The carrying value of our ABL Credit Facility was determined to approximate fair value as of December 31, 2024. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximated their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our ROU assets and liabilities, weighted average remaining lease term, and weighted average discount rate as of December 31, 2024 and 2023, and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Finance	Property, plant, and equipment	$30,655	$28,264
Finance	Accumulated amortization	(14,543)	(12,212)
Finance	Property, plant, and equipment, net	16,112	16,052
Operating	Operating lease right-of-use assets	428,120	346,454
Total right-of-use assets		$444,232	$362,506

Liabilities
Current
Finance	Other accrued liabilities	$2,252	$1,820
Operating	Operating lease liabilities	80,174	72,833
Long-term
Finance	Finance lease liabilities	11,690	12,438
Operating	Operating lease liabilities	362,092	282,517
Total lease liabilities		$456,208	$369,608

Weighted-average remaining lease term (in years)
Finance		10.26	11.02
Operating		7.17	8.67
Weighted-average discount rate
Finance		6.97%	8.04%
Operating		7.76%	7.24%
The following table summarizes the lease costs recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease cost type	2024	2023	2022
Finance lease cost
Amortization of finance lease ROU assets	$2,335	$1,906	$1,917
Interest on lease liabilities	987	636	619
Operating lease cost	112,850	98,928	89,591
Variable lease cost	7,197	9,246	5,478
Short-term lease cost	4,183	13,500	8,575
Net lease cost	$127,552	$124,216	$106,180

Operating lease income (1)	$(6,011)	$(14,908)	$(11,030)
_________________________________________________________
(1)At December 31, 2024 and 2023, Property, plant, and equipment, net associated with leased assets was approximately $4.8 million and $9.5 million, respectively. The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
Lease type	2024	2023	2022
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,872	$1,693	$1,620
Operating cash flows from finance leases	954	631	614
Operating cash flows from operating leases	108,847	98,416	85,681
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	2,319	7,896	594
ROU assets obtained in exchange for new operating lease liabilities	166,028	72,219	64,567
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	41	1,439	32,902
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2024 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2025	$3,148	$110,372	$113,520
2026	2,643	109,666	112,309
2027	2,492	100,115	102,607
2028	1,669	91,862	93,531
2029	1,293	18,471	19,764
Thereafter	8,657	122,268	130,925
Total lease payments	19,902	552,754	572,656
Less amount representing interest	(5,960)	(110,488)	(116,448)
Present value of lease liabilities	$13,942	$442,266	$456,208
Additionally, we have no future undiscounted cash flows for operating leases or finance leases that have not yet commenced.
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
Tax and Related Matters
We are also a party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. From time to time, PHR has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessments for tax years 2023 through 2025. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We believe the Department of Revenue’s interpretation is in conflict with its prior guidance and we appealed in November 2022. By opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that PHR, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
Environmental Matters
Like other petroleum refiners, our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. The EPA also regularly conducts compliance inspections related to these regulations.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree and the Clean Air Act. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2024, we have accrued $13.1 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Washington Climate Commitment Act and Clean Fuel Standard
The Climate Commitment Act (“Washington CCA”), was established in 2021 and took effect January 1, 2023. The Washington CCA established a cap and invest program designed to significantly reduce greenhouse gas emissions. Rules implementing the Washington CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Additionally, a low carbon fuel standard (the “Clean Fuel Standard”) that limits carbon in transportation fuels and enables certain producers to buy or sell credits was also signed into law and became effective in 2023. We purchase emission

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
allowances and compliance credits or allowances at State auctions and on the open market to meet our obligations under these regulations and include the costs in the price of our products.
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
Major Customers
We sell a variety of refined products to a diverse customer base. For each of the years ended December 31, 2024, 2023, and 2022, we had one customer in our refining segment that accounted for 12%, 13%, and 17%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2024, 2023, and 2022.
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
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal and state laws. The share repurchase program does not have a specified end date and may be limited or terminated at any time without prior notice. During the years ended December 31, 2024 and 2023, 5.0 million and 1.8 million shares were repurchased under this share repurchase program, respectively for a total of $136.7 million and $62.1 million, respectively. The repurchased shares were retired by the Company upon receipt. As of December 31, 2024, there was $46.4 million of authorization remaining under this share repurchase program. On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock.
Incentive Plans
Our incentive compensation plans are described below.
    Long Term Incentive Plan
Under the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”), as amended and restated, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
restricted stock units, and performance restricted stock units to directors and other employees or those of our subsidiaries. The maximum number of shares that may be granted under the LTIP is 9.0 million shares of common stock. At December 31, 2024, 2.5 million shares were available for future grants and awards under the LTIP.
Restricted stock and restricted stock units awarded under the Incentive Plan are subject to restrictions, terms, and conditions, including forfeitures, as may be determined by the Board. During the period in which such restrictions apply, unless specifically provided otherwise in accordance with the terms of the Incentive Plan, the recipient of the restricted stock would be the record owner of the shares and have all of the rights of a stockholder with respect to the shares, including the right to vote and the right to receive dividends or other distributions made or paid with respect to the shares. The recipient of restricted stock units shall not have any of the rights of a stockholder of the Company until such units vest and convert into shares of common stock. The fair value of the restricted stock and stock units is generally determined based upon the quoted market price of our common stock on the date of grant. Restricted stock awards granted prior to 2023 vest ratably over a four-year period. Beginning in 2023, restricted stock awards vest ratably over a three-year period. Restricted stock units do not vest ratably, rather they generally vest in full at the end of three years, while some restricted stock units vest over the same period of time with a one-year cliff.
Stock options are issued with an exercise price equal to the fair market value of our common stock on the date of grant and are subject to such other terms and conditions as may be determined by the Board. The options generally expire eight years from the grant date, unless granted by the Board for a shorter term. Option grants generally vest ratably over a four-year period.
    Stock Purchase Plan
The Stock Purchase Plan (as amended, the “SPP”) is limited to the Company’s qualifying executive officers and directors who qualify as accredited investors under Rule 501(a) of the Securities Act of 1933, as amended. The SPP provides that each participant may, subject to compliance with securities laws and other regulations and only during “window periods” as described in our insider trading policy as in effect from time to time, until the later to occur of (a) December 31, 2015, or (b) the eighteen month anniversary of the date that the participant commenced his or her employment or service with us, purchase, in a single transaction, up to $1 million of shares of our common stock (“the SPP Shares”) at a per share purchase price equal to the closing price of the common stock on the date of purchase. The sale or transfer of the SPP Shares by such participant would be limited for the earlier of (i) two years from the date of purchase or (ii) the termination of the participant’s service with us or any affiliates for any reason. Additionally, the SPP provides that each purchasing participant will be granted a number of shares of restricted common stock under the Incentive Plan equal to 20% of the SPP Shares purchased with 50% of the restricted common stock vesting on each of the two annual anniversaries of the date of grant. Each purchasing participant will also be granted nonstatutory stock options with a 5-year term to purchase a number of shares of common stock under the Incentive Plan (with an exercise price equal to the Fair Market Value as defined in the Incentive Plan on the date of grant) equal to certain specified percentages of the SPP Shares purchased based on a Black-Scholes model with 50% of the options vesting on each of the two annual anniversaries of the date of grant. Such percentages are as follows: 50% for a non-employee chairman of the Board, 35% for non-employee members of the Board, and 50% - 70% for executive officers.
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2024	2023	2022
Restricted Stock Awards	$10,556	$7,774	$5,172
Restricted Stock Units	4,187	1,931	1,451
Stock Option Awards	10,554	1,637	2,540
Employee Stock Purchase Plan
Under the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 800 thousand shares of common stock. At December 31, 2024, 239 thousand shares remained available under the ESPP.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
During the years ended December 31, 2024, 2023, and 2022, we recognized $0.4 million, $0.3 million, and $0.3 million, respectively, of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. During the years ended December 31, 2024, 2023, and 2022, employees purchased 136 thousand, 61 thousand, and 67 thousand shares under the ESPP, respectively.
Other Activity
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2024, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
On February 27, 2024, William Pate, our former CEO, announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the year December 31, 2024, we recorded a total of $13.1 million stock-based compensation expenses resulting from the equity awards modifications.

Restricted Stock Awards and Restricted Stock Units
The following tables summarize our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2023	826	$20.90
Granted	306	36.83
Vested	(412)	23.10
Forfeited	(24)	27.58
Unvested balance at December 31, 2024	696	$27.61

	Years Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value per share of restricted stock awards and restricted stock units granted (in dollars)	$36.83	$26.30	$15.27
Fair value of restricted stock awards and restricted stock units vested	$9,514	$6,677	$5,718
As of December 31, 2024 and 2023, there were approximately $12.1 million and $11.4 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, respectively which are expected to be recognized on a straight-line basis over a weighted-average period of 1.31 years and 1.46 years, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Performance Restricted Stock Units
The following tables summarize our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2023	167	$22.03
Granted	64	39.09
Vested	(110)	31.63
Forfeited	—	—
Unvested balance at December 31, 2024	121	$33.63

	Years Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value per share of performance restricted stock units granted (in dollars)	$39.09	$27.47	$14.91
Fair value of performance restricted stock units vested	$3,493	$686	$1,343
Performance restricted stock units are subject to certain annual performance targets based on three-year performance periods as defined by our Board. As of December 31, 2024 and 2023, there were approximately $2.4 million and $2.0 million of total unrecognized compensation costs related to the performance restricted stock units, respectively which are expected to be recognized on a straight-line basis over a weighted-average period of 1.90 years and 1.99 years, respectively.
Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2024 and 2022 are presented below. There were no stock options granted in 2023.

	2024	2022
Expected life from date of grant (in years)	7.5	5.3
Expected volatility	52.7%	55.4%
Risk-free interest rate	4.71%	1.83%
The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2023	1,315	$16.97	4.1	$25,509
Issued	350	30.80
Exercised	(100)	14.60
Forfeited / canceled / expired	—	—
Outstanding balance at December 31, 2024	1,565	$20.21	4.7	$581
Exercisable, end of year	1,167	$17.24	3.2	$532

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The estimated weighted-average grant-date fair value per share of options granted during the years ended December 31, 2024 and 2022, was $18.73 and $7.44, respectively. No options were granted during the year ended December 31, 2023.
As of December 31, 2024 and 2023, there were approximately $5.8 million and $2.1 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 4.24 years and 1.40 years, respectively.
Note 20—Benefit Plans
Defined Contribution Plans
We maintain defined contribution plans for our employees. All eligible employees may participate in our Par plan after thirty days of service. For all employees participating in the Par plan, excluding participating U.S. Oil union employees, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. For the years ended December 31, 2024, 2023, and 2022, we made contributions to the plans totaling approximately $9.7 million, $7.5 million, and $5.2 million, respectively.
Defined Benefit Plans
We maintain our Benefit Plans covering eligible Wyoming Refining employees and the employees of U.S. Oil covered by a collective bargaining agreement. Benefits under our Wyoming Refining plan are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Benefits under our U.S. Oil plan are based on the employee’s hourly rate of compensation at the beginning of each year of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. In December 2016, the Wyoming Refining plan was amended to freeze all future benefit accruals for salaried employees.
The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$43,287	$41,367
Service cost	539	494
Interest cost	2,045	2,044
Plan amendment	—	—
Actuarial loss (gain) (1)	(2,952)	1,362
Benefits paid	(2,138)	(1,980)
Curtailment	—	—
Projected benefit obligation as of the end of the period	$40,781	$43,287

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$42,459	$40,639
Actual return on plan assets	2,449	3,800
Employer contributions	510	—
Benefits paid	(2,138)	(1,980)
Fair value of plan assets as of the end of the period	$43,280	$42,459
____________________________________________________
(1)For the year ended December 31, 2024, the change in the actuarial gain was due to an increase in the discount rate. For the year ended December 31, 2023, the change in the actuarial loss was due to a decrease in the discount rate.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets and the funded status of our Benefit Plans is recorded within Other long-term assets on our consolidated balance sheets. The reconciliation of the funding status of our Benefit Plans of December 31, 2024 and 2023, was as follows (in thousands):

	2024		2023
	WY Refining	U.S. Oil	WY Refining	U.S. Oil
Projected benefit obligation	$23,893	$16,888	$25,582	$17,705
Fair value of plan assets	21,664	21,616	22,219	20,240
Underfunded/(overfunded) status	$2,229	$(4,728)	$3,363	$(2,535)

Amounts recognized in consolidated balance sheet:
Non-current assets	$—	$4,728	$—	$2,535
Non-current liabilities	(2,229)	—	(3,363)	—
Net amount recorded	$(2,229)	$4,728	$(3,363)	$2,535

Gross amounts recognized in accumulated other comprehensive income: (1)
Net actuarial gain	$5,108	$2,752	$4,546	$376
Total accumulated other comprehensive income	$5,108	$2,752	$4,546	$376
____________________________________________________
(1)For the years ended December 31, 2024 and 2023, we recognized an immaterial amount of service costs (credits) in accumulated other comprehensive income.
Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2024, 2023, and 2022, and net periodic benefit costs for the years ended December 31, 2024, 2023, and 2022, are as follows:

	2024	2023	2022
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	5.55%	4.95%	5.15%
Rate of compensation increase	—%	—%	—%
U.S. Oil plan
Discount rate (1)	5.45%	4.80%	5.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	4.95%	5.15%	2.85%
Expected long-term rate of return (2)	6.20%	6.20%	5.75%
Rate of compensation increase	—%	—%	—%
U.S. Oil plan
Discount rate (1)	4.80%	5.00%	2.70%
Expected long-term rate of return (2)	6.00%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The net periodic benefit cost (credit) for the years ended December 31, 2024, 2023, and 2022, includes the following components (in thousands):

	2024	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$539	$494	$821
Interest cost	2,045	2,044	1,538
Expected return on plan assets	(2,244)	(2,151)	(2,596)
Amortization of net loss (gain)	(172)	(244)	3
Amortization of prior service cost	(45)	(45)	—
Net periodic benefit cost (credit)	$123	$98	$(234)
The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) on our consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022. The other components of are included in Other income (expense), net on our consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022.

The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2024, is as follows:

	Target	Actual
Asset category:
Equity securities	32%	35%
Debt securities	60%	60%
Real estate	8%	5%
Total	100%	100%
The weighted-average asset allocation for our U.S. Oil plan at December 31, 2024, is as follows:

	Target	Actual
Asset category:
Equity securities	56%	56%
Debt securities	43%	44%
Cash and Cash Equivalents	1%	—%
Total	100%	100%
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
We intend to make contributions in the amount of approximately $0.4 million to the Wyoming Refining plan and do not intend to make any contributions to the U.S. Oil plan during 2025. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years (in thousands):

Year Ended
2025	$2,522
2026	2,690
2027	2,689
2028	2,756
2029	2,811
Thereafter	13,745
Total	$27,213
Note 21—Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(33,322)	$728,642	$364,189
Plus: Net income (loss) effect of convertible securities	—	—	—
Numerator for diluted income (loss) per common share	$(33,322)	$728,642	$364,189

Basic weighted-average common stock shares outstanding	56,775	60,035	59,544
Plus: dilutive effects of common stock equivalents (1)	—	979	339
Diluted weighted-average common stock shares outstanding	56,775	61,014	59,883

Basic income (loss) per common share	$(0.59)	$12.14	$6.12
Diluted income (loss) per common share	$(0.59)	$11.94	$6.08

Diluted income (loss) per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	839	27	234
Shares of stock options	1,544	129	1,868
________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the year ended December 31, 2024.
Note 22—Income Taxes
For the year ended December 31, 2024, we recorded an income tax benefit of $5.7 million primarily driven by a non-cash deferred tax benefit of $5.5 million primarily driven by our 2024 taxable loss. For the year ended December 31, 2023, we recorded an income tax benefit of $115.3 million primarily driven by a non-cash deferred tax benefit of $277.7 million related to the release of a majority of the valuation allowance against our net deferred tax assets, partially offset by state tax expense. For the year ended December 31, 2022, we recorded an income tax expense of $0.7 million primarily driven by an increase in state taxable income and the recording of a valuation allowance against our net deferred tax assets.
In connection with our emergence from bankruptcy on August 31, 2012, we experienced an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of NOL carryforwards and other tax

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
In the fourth quarter of 2023, we analyzed projections for our future taxable income and the absence of objective negative evidence, such as a cumulative loss in recent years. As a result of this analysis we determined that we had sufficient positive evidence to release a majority of the valuation allowance against our federal net deferred tax assets and recognized a non-cash deferred tax benefit of $277.7 million for the year ended December 31, 2023. We retain a partial valuation allowance on a foreign tax credit and certain state deferred tax assets primarily as a result of apportionment factors from minimal activity in certain states impacting assessed likelihood of future realizability. We will continue to reassess whether the balance of the valuation allowance is appropriate on a periodic basis and, given the totality of the facts and circumstances, both positive and negative, will adjust the remaining valuation allowance in future periods if the evidence supports doing so. Should our assumptions change indicating the ability to realize these deferred tax assets, any tax benefits related to any reversal of the valuation allowance as of December 31, 2024, will be recognized as a reduction of income tax expense.
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S.—Federal	$—	$—	$—
U.S.—State	(2,380)	10,883	362
Foreign	—	—	73
Deferred:
U.S.—Federal	(5,528)	(133,979)	236
U.S.—State	2,212	7,760	39
Total	$(5,696)	$(115,336)	$710
Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.9)%	2.9%	0.1%
Change in valuation allowance related to current activity	—%	(45.3)%	(21.3)%
Permanent items	1.6%	0.4%	0.4%
Equity Method Investment Recovery	2.5%	—%	—%
Non-deductible executive compensation	(9.8)%	—%	—%
Other	0.7%	2.2%	—%
Actual income tax rate	15.1%	(18.8)%	0.2%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$257,394	$244,243
Environmental credit obligations	8,875	11,280
ROU Liabilities	109,436	87,686
Other	21,567	13,313
Total deferred tax assets	397,272	356,522
Valuation allowance	(52,741)	(52,755)
Net deferred tax assets	344,531	303,767
Deferred tax liabilities:
Inventory	3,480	2,681
Property and equipment	105,612	90,882
Intangible assets	2,223	511
ROU Assets	110,053	89,087
Total deferred tax liabilities	221,368	183,161
Total deferred tax assets, net (1)	$123,163	$120,606
______________________________________________________
(1)As of December 31, 2024 and 2023, deferred tax assets, net, is included in Other long-term assets on our consolidated balance sheets.
We have NOL carryforwards as of December 31, 2024, of $1.0 billion for federal income tax purposes. If not utilized, approximately $0.8 billion of our NOL carryforwards will expire during 2030 through 2037. Approximately $0.2 billion of our NOL carryforwards do not expire. We do not have any unrecognized tax benefits as of December 31, 2024.
Note 23—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Logistics, (iii) Retail, and (iv) Corporate and Other.
Our CODM is the Chief Executive Officer, who regularly uses the operating results of these segments, including Adjusted Gross Margin and Adjusted EBITDA, to assess their performance and make decisions about resources to be allocated to the segments. The nearest U.S. GAAP equivalents, gross margin and Operating income, are presented below.

General and administrative expense includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs that are not directly attributable to each operating segment. These expenses are, in general, allocated based on the time and resources spent to provide those individual services. The remaining non-operating expenses are included in the reconciliation of reportable segment to consolidated Net income (loss) as unallocated expenses.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2024	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues
Fuel revenue	$7,509,773	$—	$474,330	$(355,072)	$7,629,031
Other revenue	224,093	299,532	110,430	(288,629)	345,426
Total revenues	7,733,866	299,532	584,760	(643,701)	7,974,457
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	288,645	—	—	(288,645)	—
Other cost of revenues (excluding depreciation)	6,860,619	175,590	420,064	(355,125)	7,101,148
Total cost of revenues (excluding depreciation)	7,149,264	175,590	420,064	(643,770)	7,101,148
Operating expense (excluding depreciation)	479,737	15,676	88,869	—	584,282
Depreciation and amortization	91,108	27,033	11,037	2,412	131,590
General and administrative expense (excluding depreciation)	—	—	—	108,844	108,844
Equity earnings from refining and logistics investments	(3,663)	(8,242)	—	—	(11,905)
Acquisition and integration costs	—	—	—	100	100
Par West redevelopment and other costs	—	—	—	12,548	12,548
Loss (gain) on sale of assets, net	8	124	(10)	100	222
Operating income (loss)	$17,412	$89,351	$64,800	$(123,935)	$47,628
Interest expense and financing costs, net					(82,793)
Debt extinguishment and commitment costs					(1,688)
Other expense, net					(1,869)
Equity losses from Laramie Energy, LLC					(296)
Loss before income taxes					(39,018)
Income tax benefit					5,696
Net loss					$(33,322)

Total assets	$2,723,020	$693,177	$236,055	$177,119	$3,829,371
Goodwill	39,821	55,232	34,222	—	129,275
Capital expenditures	108,920	16,867	6,423	3,330	135,540
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $643.7 million for the year ended December 31, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022

For the year ended December 31, 2023	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues
Fuel revenue	$7,821,130	$—	$487,709	$(347,313)	$7,961,526
Other revenue	148,350	260,779	104,771	(243,471)	270,429
Total revenues	7,969,480	260,779	592,480	(590,784)	8,231,955
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	243,537	—	—	(243,537)	—
Other cost of revenues (excluding depreciation)	6,602,297	145,944	437,198	(347,330)	6,838,109
Total cost of revenues (excluding depreciation)	6,845,834	145,944	437,198	(590,867)	6,838,109
Operating expense (excluding depreciation)	373,612	24,450	87,525	—	485,587
Depreciation and amortization	81,017	25,122	11,462	2,229	119,830
General and administrative expense (excluding depreciation)	—	—	—	91,447	91,447
Equity earnings from refining and logistics investments	(7,363)	(4,481)	—	—	(11,844)
Acquisition and integration costs	—	—	—	17,482	17,482
Par West redevelopment and other costs	—	—	—	11,397	11,397
Loss (gain) on sale of assets, net	219	—	(308)	30	(59)
Operating income (loss)	$676,161	$69,744	$56,603	$(122,502)	$680,006
Interest expense and financing costs, net					(72,450)
Debt extinguishment and commitment costs					(19,182)
Other expense, net					(53)
Equity earnings from Laramie Energy, LLC					24,985
Income before income taxes					613,306
Income tax benefit					115,336
Net income					$728,642

Total assets	$2,904,563	$530,214	$256,711	$172,462	$3,863,950
Goodwill	39,821	55,232	34,222	—	129,275
Capital expenditures	42,711	18,916	18,801	1,849	82,277
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $590.8 million for the year ended December 31, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022

For the year ended December 31, 2022	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues
Fuel revenue	$7,029,685	$—	$475,351	$(308,737)	$7,196,299
Other revenue	16,375	198,821	94,855	(184,565)	125,486
Total revenues	7,046,060	198,821	570,206	$(493,302)	$7,321,785
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	184,694	—	—	(184,694)	—
Other cost of revenues (excluding depreciation)	6,148,000	109,458	428,712	(310,156)	6,376,014
Total cost of revenues (excluding depreciation)	6,332,694	109,458	428,712	(494,850)	6,376,014
Operating expense (excluding depreciation)	236,989	14,988	81,229	—	333,206
Depreciation and amortization	65,472	20,579	10,971	2,747	99,769
General and administrative expense (excluding depreciation)	—	—	—	62,396	62,396
Acquisition and integration costs	—	—	—	3,663	3,663
Par West redevelopment and other costs	9,003	—	—	—	9,003
Loss (gain) on sale of assets, net	1	(253)	56	27	(169)
Operating income (loss)	$401,901	$54,049	$49,238	$(67,285)	$437,903
Interest expense and financing costs, net					(68,288)
Debt extinguishment and commitment costs					(5,329)
Gain on curtailment of pension obligation					—
Other income, net					613
Income before income taxes					364,899
Income tax expense					(710)
Net income					$364,189

Total assets	$2,580,298	$412,336	$244,233	$43,780	$3,280,647
Goodwill	39,821	55,232	34,272	—	129,325
Capital expenditures	31,967	12,094	7,652	1,312	53,025
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $493.3 million for the year ended December 31, 2022.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$7,095	$10,369
Restricted cash	346	339
Total cash, cash equivalents, and restricted cash	7,441	10,708
Prepaid and other current assets	12,355	4,767
Due from subsidiaries	368,222	380,159
Total current assets	388,018	395,634
Property, plant, and equipment
Property, plant, and equipment	24,536	21,350
Less accumulated depreciation and amortization	(17,240)	(16,487)
Property, plant, and equipment, net	7,296	4,863
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,369	7,005
Investment in subsidiaries	993,901	1,070,518
Other long-term assets	726	726
Total assets	$1,397,310	$1,478,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,257	$4,991
Operating lease liabilities	4	—
Other accrued liabilities	1,796	947
Due to subsidiaries	189,232	128,922
Total current liabilities	195,289	134,860
Long-term liabilities
Finance lease liabilities	464	—
Operating lease liabilities	10,255	8,462
Total liabilities	206,008	143,322
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023, 55,265,421 shares and 59,755,844 shares issued at December 31, 2024 and December 31, 2023, respectively	552	597
Additional paid-in capital	884,548	860,797
Accumulated earnings	295,846	465,856
Accumulated other comprehensive income (loss)	10,356	8,174
Total stockholders’ equity	1,191,302	1,335,424
Total liabilities and stockholders’ equity	$1,397,310	$1,478,746

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating expenses
Depreciation and amortization	$1,636	$1,618	$2,131
General and administrative expense (excluding depreciation)	33,490	29,258	17,882
Acquisition and integration costs (2)	—	—	3,396
Loss on sale of assets, net	100	30	27
Total operating expenses	35,226	30,906	23,436
Operating loss	(35,226)	(30,906)	(23,436)

Other income
Interest expense and financing costs, net	(40)	(24)	(1)
Other income (expense), net	(31)	44	(20)
Equity in earnings from subsidiaries	1,975	759,528	388,008
Total other income, net	1,904	759,548	387,987

Income (loss) before income taxes	(33,322)	728,642	364,551
Income tax benefit (expense) (1)	—	—	(362)
Net income (loss)	$(33,322)	$728,642	$364,189
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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(33,322)	$728,642	$364,189
Other comprehensive income: (1)
Other post-retirement benefits income, net of tax	2,182	45	5,627
Total other comprehensive income, net of tax	2,182	45	5,627
Comprehensive income (loss)	$(31,140)	$728,687	$369,816
____________________________________________________
(1)Other comprehensive income relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(33,322)	$728,642	$364,189
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,636	1,618	2,131
Loss (gain) on sale of assets, net	100	30	27
Stock-based compensation	25,704	11,633	9,353
Equity in losses (income) of subsidiaries	(1,975)	(759,528)	(388,008)
Net changes in operating assets and liabilities:
Prepaid and other assets	(7,588)	(2,541)	13,436
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	683	1,113	2,651
Net cash provided by (used in) operating activities	(14,762)	(19,033)	3,779
Cash flows from investing activities:
Investments in subsidiaries	—	(76,000)	—
Distributions from subsidiaries	68,058	167,181	—
Capital expenditures	(3,330)	(1,849)	(1,311)
Due to (from) subsidiaries	84,964	(13,408)	5,645
Net cash provided by (used in) investing activities	149,692	75,924	4,334
Cash flows from financing activities:
Repayments of borrowings	(45)	—	(9,319)
Purchase of common stock for retirement	(141,974)	(67,821)	(7,834)
Exercise of stock options	1,514	17,129	6,444
Other financing activities, net	2,308	1,631	1,058
Net cash provided by (used in) financing activities	(138,197)	(49,061)	(9,651)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,267)	7,830	(1,538)
Cash, cash equivalents, and restricted cash at beginning of period	10,708	2,878	4,416
Cash, cash equivalents, and restricted cash at end of period	$7,441	$10,708	$2,878
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(20)	$—	$(3)
Taxes	(12,029)	(5,902)	(15)
Non-cash investing and financing activities:
Accrued capital expenditures	$284	$136	$372
ROU assets obtained in exchange for new finance lease liabilities	691	—	—
ROU assets obtained in exchange for new operating lease liabilities	623	8,161	—
This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2025.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Monteleone
William Monteleone
President and Chief Executive Officer

By:	/s/ Shawn Flores
Shawn Flores
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on February 28, 2025.

Signature	Title

/s/ WILLIAM MONTELEONE	President, Chief Executive Officer, and Director (Principal Executive Officer)
William Monteleone

/s/ SHAWN FLORES	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Shawn Flores

/s/ IVAN GUERRA	Chief Accounting Officer (Principal Accounting Officer)
Ivan Guerra

/s/ ROBERT S. SILBERMAN	Chairman of the Board of Directors
Robert S. Silberman

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ CURTIS ANASTASIO	Director
Curtis Anastasio

/s/ KATHERINE HATCHER	Director
Katherine Hatcher

/s/ WILLIAM PATE	Director
William Pate

/s/ PHILIP DAVIDSON	Director
Philip Davidson

/s/ PATRICIA MARTINEZ	Director
Patricia Martinez

/s/ AARON ZELL	Director
Aaron Zell

/s/ ERIC YEAMAN	Director
Eric Yeaman