Form 10-Q
period 2025-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2025-05-08
CIK 821483

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
For the quarterly period ended March 31, 2025

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

51,578,861 shares of Common Stock, $0.01 par value, were outstanding as of May 1, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$133,747	$191,921
Restricted cash	347	346
Total cash, cash equivalents, and restricted cash	134,094	192,267
Trade accounts receivable, net of allowances of $0.4 million and $0.4 million at March 31, 2025 and December 31, 2024, respectively	384,303	398,131
Inventories	1,059,592	1,089,318
Prepaid and other current assets	46,041	92,527
Total current assets	1,624,030	1,772,243
Property, plant, and equipment
Property, plant, and equipment	1,764,263	1,730,966
Less accumulated depreciation and amortization	(600,849)	(574,657)
Property, plant, and equipment, net	1,163,414	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	450,802	428,120
Refining and logistics equity investments	93,825	86,311
Investment in Laramie Energy, LLC	13,224	12,498
Intangible assets, net	9,276	9,520
Goodwill	129,275	129,275
Other long-term assets	269,409	235,095
Total assets	$3,753,255	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,767	$4,885
Obligations under inventory financing agreements	211,471	194,198
Accounts payable	410,668	436,795
Accrued taxes	33,233	36,027
Operating lease liabilities	88,339	80,174
Other accrued liabilities	293,956	344,188
Total current liabilities	1,042,434	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	1,148,912	1,108,082
Finance lease liabilities	11,404	11,690
Operating lease liabilities	378,276	362,092
Other liabilities	60,419	59,938
Total liabilities	2,641,445	2,638,069
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, 52,310,055 shares and 55,265,421 shares issued at March 31, 2025 and December 31, 2024, respectively	523	552
Additional paid-in capital	886,747	884,548
Accumulated earnings	214,260	295,846
Accumulated other comprehensive income	10,280	10,356
Total stockholders’ equity	1,111,810	1,191,302
Total liabilities and stockholders’ equity	$3,753,255	$3,829,371

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$1,745,036	$1,980,835

Operating expenses
Cost of revenues (excluding depreciation)	1,559,360	1,747,478
Operating expense (excluding depreciation)	144,154	153,260
Depreciation and amortization	36,586	32,656
General and administrative expense (excluding depreciation)	24,243	41,755
Equity earnings from refining and logistics investments	(7,514)	(6,094)
Acquisition and integration costs	—	243
Par West redevelopment and other costs	3,982	1,971
Loss on sale of assets, net	1	51
Total operating expenses	1,760,812	1,971,320

Operating income (loss)	(15,776)	9,515

Other income (expense)
Interest expense and financing costs, net	(21,848)	(17,884)
Debt extinguishment and commitment costs	(25)	—
Other loss, net	(371)	(2,576)
Equity earnings from Laramie Energy, LLC	726	4,563
Total other expense, net	(21,518)	(15,897)

Loss before income taxes	(37,294)	(6,382)
Income tax benefit	6,894	2,631
Net loss	$(30,400)	$(3,751)

Loss per share
Basic	$(0.57)	$(0.06)
Diluted	$(0.57)	$(0.06)
Weighted-average number of shares outstanding
Basic	53,756	58,992
Diluted	53,756	58,992

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(30,400)	$(3,751)
Other comprehensive income (loss):
Other post-retirement benefits (loss), net of tax	(76)	(54)
Total other comprehensive loss, net of tax	(76)	(54)
Comprehensive loss	$(30,476)	$(3,805)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net Loss	$(30,400)	$(3,751)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	36,586	32,656
Debt extinguishment and commitment costs	25	—
Non-cash interest expense	1,524	1,412
Non-cash lower of cost and net realizable value adjustment	(2,288)	—
Deferred taxes	(6,894)	(2,631)
Loss on sale of assets, net	1	51
Stock-based compensation	3,546	16,410
Unrealized (gain) loss on derivative contracts	(9,357)	43,849
Equity earnings from Laramie Energy, LLC	(726)	(4,563)
Equity earnings from refining and logistics investments	(7,514)	(6,094)
Dividends received from refining and logistics investments	—	5,265
Net changes in operating assets and liabilities:
Trade accounts receivable	13,803	(81,167)
Prepaid and other assets	40,284	90,745
Inventories	31,873	27,269
Deferred turnaround expenditures	(28,177)	(13,347)
Obligations under inventory financing agreements	17,273	65,883
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(60,958)	(146,556)
Net cash provided by (used in) operating activities	(1,399)	25,431
Cash flows from investing activities:
Capital expenditures	(40,933)	(22,642)
Proceeds from sale of assets and other	12	10
Net cash used in investing activities	(40,921)	(22,632)
Cash flows from financing activities:
Proceeds from borrowings	1,424,000	527,000
Repayments of borrowings	(1,388,683)	(545,565)
Net borrowings (repayments) of deferred payment arrangements and receivable advances	—	2,443
Payment of deferred loan costs	(47)	(3,377)
Purchase of common stock for retirement	(51,098)	(34,107)
Payments for debt extinguishment and commitment costs	(25)	—
Net cash used in financing activities	(15,853)	(53,606)
Net decrease in cash, cash equivalents, and restricted cash	(58,173)	(50,807)
Cash, cash equivalents, and restricted cash at beginning of period	192,267	279,446
Cash, cash equivalents, and restricted cash at end of period	$134,094	$228,639
Supplemental cash flow information:
Net cash paid for:
Interest	$(19,443)	$(16,320)
Taxes	(26)	(3,155)
Non-cash investing and financing activities:
Accrued capital expenditures	$28,705	$20,313
ROU assets obtained in exchange for new finance lease liabilities	466	1,544
ROU assets obtained in exchange for new operating lease liabilities	45,167	18,756
ROU assets terminated in exchange for release from operating lease liabilities	—	4,177

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424
Stock-based compensation	327	2	16,408	—	—	16,410
Purchase of common stock for retirement	(1,013)	(9)	(4,251)	(32,430)	—	(36,690)
Other comprehensive loss	—	—	—	—	(54)	(54)
Net loss	—	—	—	(3,751)	—	(3,751)
Balance, March 31, 2024	59,070	$590	$872,954	$429,675	$8,120	$1,311,339

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302
Stock-based compensation	753	7	3,539	—	—	3,546
Purchase of common stock for retirement	(3,708)	(36)	(1,340)	(51,186)	—	(52,562)
Other comprehensive loss	—	—	—	—	(76)	(76)
Net loss	—	—	—	(30,400)	—	(30,400)
Balance, March 31, 2025	52,310	$523	$886,747	$214,260	$10,280	$1,111,810
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) provide both renewable and conventional fuels to the western United States. Currently, we operate in three primary business segments:
1) Refining - We own and operate four refineries. Our refineries in Kapolei, Hawaii, Newcastle, Wyoming, Tacoma, Washington, and Billings, Montana, convert crude oil into gasoline, distillate, asphalt, and other products to serve the state of Hawaii and areas ranging from Washington state to the Dakotas and Wyoming.
2) Retail - We operate fuel retail outlets in Hawaii, Washington, and Idaho. We operate convenience stores and fuel retail sites under our “Hele” and “nomnom” brands, “76” branded fuel retail sites, and other sites operated by third parties that sell gasoline, diesel, and retail merchandise such as soft drinks, prepared foods, and other sundries. We also operate unattended cardlock stations.
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
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through the end of the quarter ended March 31, 2025.
As of March 31, 2025, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of March 31, 2025, we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
Our Corporate and Other reportable segment primarily includes general and administrative costs.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Par and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2024, was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three months ended March 31, 2025 or 2024.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$6,785	$6,743
Operating expense	21,684	18,825
General and administrative expense	687	473
Accounting Principles Adopted
There have been no recent accounting pronouncements adopted, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, that had a material impact on our condensed consolidated financial statements for the three months ended March 31, 2025.
Accounting Principles Not Yet Adopted
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure (Topic 740). This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09, which allows for early adoption, is effective for all annual periods beginning after December 15, 2024. This is expected to result in expanded tax disclosures, applied on a prospective basis, in the full year financial statements for the year ended December 31, 2025.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
As of March 31, 2025, we owned a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our refining segment. Please read Note 18—Segment Information for further information on our reporting segments. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$57,167	$59,824
Equity earnings from YELP	5,637	4,465
Amortization of basis difference	(348)	(348)
Dividends received	—	(5,265)
Ending balance	$62,456	$58,676
Yellowstone Pipeline Company
As of March 31, 2025, we owned a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our logistics segment. Please read Note 18—Segment Information for further information on our reporting segments.
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$29,144	$27,662
Equity earnings from YPLC	2,187	1,939
Accretion of basis difference	38	38
Ending balance	$31,369	$29,639
Note 4—Investment in Laramie Energy
As of March 31, 2025, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $13.2 million and $12.5 million as of March 31, 2025, and December 31, 2024, respectively and is accounted for under the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment. The delayed draw commitment expired in August 2024. Under the terms of the term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of March 31, 2025, and December 31, 2024, the term loan had an outstanding balance of $160.0 million.
At March 31, 2025, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $63.1 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy recorded in prior years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$12,498	$14,279
Equity earnings (losses) from Laramie Energy	(888)	2,949
Accretion of basis difference	1,614	1,614
Ending balance	$13,224	$18,842
Note 5—Revenue Recognition
As of March 31, 2025, and December 31, 2024, receivables from contracts with customers were $298.1 million and $312.7 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $6.5 million and $16.2 million as of March 31, 2025, and December 31, 2024, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended March 31, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$579,300	$—	$100,633
Distillates (1)	659,885	—	10,988
Other refined products (2)	366,350	—	—
Merchandise	—	—	24,028
Transportation and terminalling services	—	71,415	—
Other revenue	80,594	—	783
Total segment revenues (3)	$1,686,129	$71,415	$136,432

Three Months Ended March 31, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$647,186	$—	$103,293
Distillates (1)	832,797	—	11,180
Other refined products (2)	403,993	—	—
Merchandise	—	—	24,793
Transportation and terminalling services	—	71,842	—
Other revenue	42,640	—	868
Total segment revenues (3)	$1,926,616	$71,842	$140,134
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Note 6—Inventories
Inventories at March 31, 2025, and December 31, 2024, consisted of the following (in thousands):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
March 31, 2025
Crude oil and feedstocks	$114,688	$201,617	$316,305
Refined products and blendstock	512,717	—	512,717
Warehouse stock and other (2)	230,570	—	230,570
Total	$857,975	$201,617	$1,059,592

December 31, 2024
Crude oil and feedstocks	$124,910	$178,070	$302,980
Refined products and blendstock	504,456	—	504,456
Warehouse stock and other (2)	281,882	—	281,882
Total	$911,248	$178,070	$1,089,318
________________________________________________________
(1)Please read Note 8—Inventory Financing Agreements for further information.
(2)Includes $138.0 million and $195.0 million of RINs and environmental credits, reported at the lower of cost or net realizable value, as of March 31, 2025, and December 31, 2024, respectively. Our renewable volume obligation and other gross environmental credit obligations of $217.8 million and $232.0 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively.
As of March 31, 2025, there was no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2024, there was $2.3 million reserved for the lower of cost or net realizable value of inventory. As of March 31, 2025, and December 31, 2024, the current replacement cost exceeded the LIFO inventory carrying value by approximately $31.8 million and $31.9 million, respectively.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2025, and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Collateral posted with broker for derivative instruments (1)	$1,434	$38,618
Prepaid insurance	13,090	19,718
Derivative assets	9,228	12,855
Other	22,289	21,336
Total	$46,041	$92,527
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.
Note 8—Inventory Financing Agreements
Inventory Intermediation Agreement
On May 31, 2024, Par Hawaii Refining, LLC (“PHR“), our wholly owned subsidiary, entered into an inventory intermediation agreement with Citigroup Energy Inc. (“Citi”) (the “Inventory Intermediation Agreement”) to support our Hawaii refining operations. Pursuant to the Inventory Intermediation Agreement, Citi will finance and hold title to crude oil in storage tanks and certain crude oil in transit to be consumed by PHR’s refinery located in Kapolei, Hawaii (the “Hawaii Refinery”). In connection with the Inventory Intermediation Agreement, Citi will enter into certain hedging transactions, in each case, on terms and subject to conditions set forth in the Inventory Intermediation Agreement. As of March 31, 2025, and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

December 31, 2024, there were $211.5 million and $194.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.
Supply and Offtake Agreement
Prior to May 31, 2024, we were a party to a supply and offtake agreement (the “Supply and Offtake Agreement") with J. Aron & Company, LLC (“J. Aron”) to support our Hawaii refining operations. Under the Supply and Offtake Agreement, which was accounted for in a manner consistent with a product financing arrangement, we paid or received certain fees from J. Aron based on changes in market prices over time. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. The Supply and Offtake Agreement expired on May 31, 2024, and we entered into the Inventory Intermediation Agreement.
LC Facility due 2024
Prior to May 31, 2024, PHR, as borrower, the lenders and letter of credit issuing banks were each a party (collectively, the “LC Facility Lenders”) to an Uncommitted Credit Agreement (the “LC Facility Agreement”) whereby the LC Facility Lenders agreed, on an uncommitted and absolutely discretionary basis, to consider making revolving credit loans and issuing and participating in letters of credit in the maximum available amount of $120.0 million in the aggregate (the “LC Facility”) with the right to request an increase up to $350.0 million in the aggregate, subject to certain conditions. Letters of credit issued under the LC Facility were intended to finance and provide credit support for certain of PHR’s purchases of crude oil. The LC Facility was terminated early on May 31, 2024, in connection with the termination of the Supply and Offtake Agreement and entry into the Inventory Intermediation Agreement. We did not have any outstanding borrowings under the LC Facility as of the termination date.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended March 31,
	2025	2024
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$5,600	$—
Interest expense and financing costs, net	332	—
Supply and Offtake Agreement
Inventory intermediation fees (1)	—	19,038
Interest expense and financing costs, net	—	1,784
LC Facility due 2024
Interest expense and financing costs, net	—	618
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $4.5 million for three months ended March 31, 2025. Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $8.8 million for the three months ended March 31, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Note 9—Other Accrued Liabilities

Other accrued liabilities at March 31, 2025, and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and other employee benefits	$20,959	$34,130
Environmental credit obligations (1)	217,758	231,982
Derivative liabilities	9,296	19,548
Deferred revenue	6,523	16,247
Other	39,420	42,281
Total	$293,956	$344,188
___________________________________________________
(1)Please read Note 12—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $138.0 million and $195.0 million as of March 31, 2025, and December 31, 2024, respectively.
Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2025	December 31, 2024
ABL Credit Facility due 2028	$525,000	$483,000
Term Loan Credit Agreement due 2030	638,500	640,125
Other long-term debt	3,944	4,108
Principal amount of long-term debt	1,167,444	1,127,233
Less: unamortized discount and deferred financing costs	(13,765)	(14,266)
Total debt, net of unamortized discount and deferred financing costs	1,153,679	1,112,967
Less: current maturities, net of unamortized discount and deferred financing costs	(4,767)	(4,885)
Long-term debt, net of current maturities	$1,148,912	$1,108,082
As of March 31, 2025 and December 31, 2024, we had $111.2 million and $110.2 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $57.1 million in surety bonds outstanding as of March 31, 2025, and December 31, 2024.
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, we entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”). On March 22, 2024, we entered into the Third Amendment (the “Third Amendment”) to the ABL Credit Facility. The Third Amendment provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $1.4 billion, (ii) future incremental increases up to $400 million, (iii) the joinder of PHR to the ABL Credit Facility as a Borrower, and (iv) certain other amendments to the ABL Credit Facility to permit a new intermediation facility in favor of PHR. We recorded deferred financing costs of $3.8 million related to the Third Amendment that will be amortized over the remaining term of the ABL Credit Facility. On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of March 31, 2025, the ABL Credit Facility had $525 million outstanding in revolving loans and a borrowing base of approximately $1.0 billion. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028. As of March 31, 2025, we had $391.7 million of availability under the ABL Credit Facility.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). On April 8, 2024, the Term Loan Credit Agreement was amended by the Amendment No. 1 to Term Loan Credit Agreement (“Amendment No. 1 to Term Loan Credit Agreement”). Amendment No. 1 to Term Loan Credit Agreement provided for, among other things, (i) a reduction in the Applicable Margin under the Term Loan Credit Agreement by 50 basis points, such that base rate loans and Secure Overnight Financing Rate (“SOFR”) loans will bear interest at the applicable base rate plus 2.75% and 3.75%, respectively, and (ii) the elimination of the Term SOFR Adjustment of 10 basis points with respect to loans under the Term Loan Credit Agreement.
On November 25, 2024, the Term Loan Credit Agreement was amended by the Amendment No. 2 to Term Loan Credit Agreement (“Amendment No. 2 to Term Loan Credit Agreement”). Amendment No. 2 to Term Loan Credit Agreement provided for, among other things, an increase to the size of the term loan from $550.0 million to an aggregate principal balance of $650.0 million. We recorded deferred financing costs of $0.5 million related to the Amendment No. 2 to Term Loan Credit Agreement that will be amortized over the remaining term.
The Term Loan Credit Agreement requires quarterly payments of $1.6 million on the last business day of each March, June, September and December, with the balance due upon maturity. The Term Loan Credit Agreement matures on February 28, 2030.
Other Long-Term Debt
On June 7, 2023, we entered into two promissory notes with a third-party lender to acquire land in Kahului, Hawaii, and Hilo, Hawaii totaling $5.1 million. The notes bear interest at a fixed rate of 4.625% per annum and are payable on the first day of each month, commencing on July 1, 2023, until maturity. The promissory notes are unsecured and mature on June 7, 2030.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2025, we were in compliance with all of our debt instruments.
Note 11—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 12—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps expire in March 2026. At March 31, 2025, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	1,029	(1,455)	(426)
Swaps	76,035	(82,856)	(6,821)
Total	77,064	(84,311)	(7,247)
At March 31, 2025, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of March 31, 2025:

	2025	2026
Total open option collars	1,710	375
Weighted-average strike price - floor (in dollars)	$55.62	$48.78
Weighted-average strike price - ceiling (in dollars)	$83.90	$87.00
Earliest commencement date	April 2025	January 2026
Furthest expiry date	December 2025	December 2026

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of March 31, 2025. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. The interest rate collar transaction expires on May 31, 2026.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2025 and December 31, 2024, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2025	December 31, 2024
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$8,770	$10,591
Commodity derivatives (2)	Other accrued liabilities	(1,137)	(13,456)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	(5,136)	(1,588)
Interest rate derivatives	Other liabilities	(110)	(24)
_________________________________________________________
(1)Does not include cash collateral of $1.4 million and $38.6 million recorded in Prepaid and other current assets as of March 31, 2025, and December 31, 2024, respectively. Does not include $0.5 million and $2.3 million recorded in Prepaid and other current assets as of March 31, 2025, and December 31, 2024, respectively, related to realized derivatives receivable.
(2)Does not include $8.2 million and $6.1 million recorded in Other accrued liabilities as of March 31, 2025, and December 31, 2024, respectively, related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2025	2024
Commodity derivatives	Cost of revenues (excluding depreciation)	$9,387	$(27,360)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	—	(21,816)
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	(3,548)	—
Interest rate derivatives	Interest expense and financing costs, net	(85)	844
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
For the Interim Periods Ended March 31, 2025 and 2024

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Instruments
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at March 31, 2025, or December 31, 2024. Please read Note 11—Derivatives for further information on derivatives.
Gross Environmental Credit Obligations
The portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period and classified as Level 2 instruments as we obtain the pricing inputs for the RINs and other environmental credits from brokers based on market quotes on similar instruments. Please read Note 14—Commitments and Contingencies for further information on the U.S. Environmental Protection Agency (“EPA”) regulations related to greenhouse gases.
Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2025, and December 31, 2024, are presented gross in the tables below (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$6,060	$60,912	$—	$66,972	$(58,202)	$8,770

Liabilities
Commodity derivatives	$(3,659)	$(55,680)	$—	$(59,339)	$58,202	$(1,137)
Citi repurchase obligation derivative	—	—	(5,136)	(5,136)	—	(5,136)
Interest rate derivatives	—	(110)	—	(110)	—	(110)
Gross environmental credit obligations (2) (3)	—	(83,010)	—	(83,010)	—	(83,010)
Total liabilities	$(3,659)	$(138,800)	$(5,136)	$(147,595)	$58,202	$(89,393)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

	December 31, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$209,666	$13,506	$—	$223,172	$(212,581)	$10,591

Liabilities
Commodity derivatives	$(215,139)	$(10,898)	$—	$(226,037)	$212,581	$(13,456)
Citi repurchase obligation derivative	—	—	(1,588)	(1,588)	—	(1,588)
Interest rate derivatives	—	(24)	—	(24)	—	(24)
Gross environmental credit obligations (2) (3)	—	(44,498)	—	(44,498)	—	(44,498)
Total liabilities	$(215,139)	$(55,420)	$(1,588)	$(272,147)	$212,581	$(59,566)
_________________________________________________________
(1)Does not include cash collateral of $1.4 million and $38.6 million as of March 31, 2025, and December 31, 2024, respectively, included within Prepaid and other current assets on our condensed consolidated balance sheets, respectively.
(2)Does not include RINs assets and other environmental credits of $138.0 million and $195.0 million presented in Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of March 31, 2025, and December 31, 2024, respectively, and $5.7 million included in Other long-term assets as of March 31, 2025.
(3)Does not include environmental liabilities of $134.8 million and $187.5 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, at beginning of period	$(1,588)	$(392)
Total losses included in earnings (1)	(3,548)	(21,816)
Balance, at end of period	$(5,136)	$(22,208)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2025, and December 31, 2024, are as follows (in thousands):

	March 31, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$525,000	$525,000
Term Loan Credit Agreement due 2030 (2)	624,735	622,538
Other long-term debt (2)	3,944	4,200

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

	December 31, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$483,000	$483,000
Term Loan Credit Agreement due 2030 (2)	625,859	636,924
Other long-term debt (2)	4,108	4,412
_________________________________________________________
(1)The fair value measurements of the ABL Credit Facility are considered Level 3 measurements in the fair value hierarchy.
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
The carrying value of our ABL Credit Facility was determined to approximate fair value as of March 31, 2025. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease term, and weighted average discount rate as of March 31, 2025, and December 31, 2024, and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Finance	Property, plant, and equipment	$31,127	$30,655
Finance	Accumulated amortization	(15,230)	(14,543)
Finance	Property, plant, and equipment, net	15,897	16,112
Operating	Operating lease right-of-use (“ROU”) assets	450,802	428,120
Total right-of-use assets		$466,699	$444,232

Liabilities
Current
Finance	Other accrued liabilities	$2,363	$2,252
Operating	Operating lease liabilities	88,339	80,174
Long-term
Finance	Finance lease liabilities	11,404	11,690
Operating	Operating lease liabilities	378,276	362,092
Total lease liabilities		$480,382	$456,208

Weighted-average remaining lease term (in years)
Finance		10.35	10.26
Operating		6.87	7.17
Weighted-average discount rate
Finance		7.01%	6.97%
Operating		7.77%	7.76%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost (income) type	2025	2024
Finance lease cost
Amortization of finance lease ROU assets	$685	$544
Interest on lease liabilities	238	244
Operating lease cost	31,589	25,817
Variable lease cost	3,008	1,962
Short-term lease cost	2,269	2,058
Net lease cost	$37,789	$30,625

Operating lease income (1)	$(574)	$(3,865)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2025	2024
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$528	$474
Operating cash flows from finance leases	238	234
Operating cash flows from operating leases	29,395	24,412
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	466	1,544
ROU assets obtained in exchange for new operating lease liabilities	45,167	18,756
ROU assets terminated in exchange for release from operating lease liabilities	—	4,177
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2025 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2025 (1)	$2,282	$89,541	$91,823
2026	2,772	124,160	126,932
2027	2,607	115,104	117,711
2028	1,703	99,993	101,696
2029	1,293	22,780	24,073
2030	785	16,619	17,404
Thereafter	7,872	110,313	118,185
Total lease payments	19,314	578,510	597,824
Less amount representing interest	(5,767)	(111,675)	(117,442)
Present value of lease liabilities	$13,547	$466,835	$480,382
_________________________________________________________
(1)Represents the period from April 1, 2025, to December 31, 2025.
Additionally, we have no future undiscounted cash flows for operating or finance leases that have not yet commenced.
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
For the Interim Periods Ended March 31, 2025 and 2024

interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
Environmental Matters
Like other petroleum refiners, our operations are subject to extensive and periodically changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time.
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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2025, we have accrued $13.0 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended March 31, 2025 and 2024

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
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Note 15—Stockholders’ Equity
Share Repurchase Program
On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the three months ended March 31, 2025, 3.6 million shares were repurchased under this share repurchase program for $51.2 million. The repurchased shares were retired by the Company upon receipt. During the three months ended March 31, 2024, 906 thousand shares were repurchased under the prior share repurchase program for $32.4 million. As of March 31, 2025, there was $209.1 million of authorization remaining under the current share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted Stock Awards	$2,498	$4,196
Restricted Stock Units	678	2,721
Stock Option Awards	370	9,493
On February 27, 2024, William Pate, Chief Executive Officer (“CEO”), announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the three months ended March 31, 2025, and 2024, we recorded $0.3 million and $13.1 million stock-based compensation expenses resulting from this and other equity awards modifications, respectively.
During the three months ended March 31, 2025, we granted 683 thousand shares of restricted stock and restricted stock units with a fair value of approximately $10.7 million. As of March 31, 2025, there were approximately $20.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.
During the three months ended March 31, 2025, we granted no stock option awards. As of March 31, 2025, there were approximately $5.5 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 4.0 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

During the three months ended March 31, 2025, we granted 213 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $3.3 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of March 31, 2025, there were approximately $5.2 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.
Note 16—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(30,400)	$(3,751)
Plus: Net income effect of convertible securities	—	—
Numerator for diluted loss per common share	$(30,400)	$(3,751)

Basic weighted-average common stock shares outstanding	53,756	58,992
Plus: dilutive effects of common stock equivalents (1)	—	—
Diluted weighted-average common stock shares outstanding	53,756	58,992

Basic loss per common share	$(0.57)	$(0.06)
Diluted loss per common share	$(0.57)	$(0.06)

Diluted loss per common share excludes the following equity instruments because their effect would be anti-dilutive: (1)
Shares of unvested restricted stock	1,058	874
Shares of stock options	1,565	1,315
______________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss per common share for the three months ended March 31, 2025 and 2024.
Note 17—Income Taxes
Our income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.
For the three months ended March 31, 2025, our effective tax rate differs from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation and equity method investments.
For the three months ended March 31, 2024, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Segment asset information is not provided to our chief operating decision-maker.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,605,535	$—	$111,621	$(80,818)	$1,636,338
Other revenue	80,594	71,415	24,811	(68,122)	108,698
Total revenues	1,686,129	71,415	136,432	(148,940)	1,745,036
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	68,149	—	—	(68,149)	—
Other cost of revenues (excluding depreciation)	1,502,973	40,567	96,639	(80,819)	1,559,360
Total cost of revenues (excluding depreciation)	1,571,122	40,567	96,639	(148,968)	1,559,360
Operating expense (excluding depreciation)	118,620	4,365	21,169	—	144,154
Depreciation and amortization	26,397	6,819	2,662	708	36,586
General and administrative expense (excluding depreciation)	—	—	—	24,243	24,243
Equity earnings from refining and logistics investments	(5,289)	(2,225)	—	—	(7,514)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,982	3,982
Loss on sale of assets, net	—	—	1	—	1
Operating income (loss)	$(24,721)	$21,889	$15,961	$(28,905)	$(15,776)
Interest expense and financing costs, net					(21,848)
Debt extinguishment and commitment costs					(25)
Other expense, net					(371)
Equity earnings from Laramie Energy, LLC					726
Loss before income taxes					(37,294)
Income tax benefit					6,894
Net loss					$(30,400)

Capital expenditures	$33,974	$3,821	$2,458	$680	$40,933

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2025 and 2024

Three Months Ended March 31, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,883,976	$—	$114,473	$(90,070)	$1,908,379
Other revenue	42,640	71,842	25,661	(67,687)	72,456
Total revenues	1,926,616	71,842	140,134	(157,757)	1,980,835
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	67,693	—	—	(67,693)	—
Other cost of revenues (excluding depreciation)	1,691,702	42,797	103,052	(90,073)	1,747,478
Total cost of revenues (excluding depreciation)	1,759,395	42,797	103,052	(157,766)	1,747,478
Operating expense (excluding depreciation)	126,468	3,812	22,980	—	153,260
Depreciation and amortization	22,270	6,775	3,116	495	32,656
General and administrative expense (excluding depreciation)	—	—	—	41,755	41,755
Equity earnings from refining and logistics investments	(4,117)	(1,977)	—	—	(6,094)
Acquisition and integration costs	—	—	—	243	243
Par West redevelopment and other costs	—	—	—	1,971	1,971
Loss (gain) on sale of assets, net	—	61	(10)	—	51
Operating income (loss)	$22,600	$20,374	$10,996	$(44,455)	$9,515
Interest expense and financing costs, net					(17,884)
Debt extinguishment and commitment costs					—
Other expense, net					(2,576)
Equity earnings from Laramie Energy, LLC					4,563
Loss before income taxes					(6,382)
Income tax benefit					2,631
Net loss					$(3,751)

Capital expenditures	$16,296	$4,770	$1,300	$276	$22,642
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $148.9 million and $157.8 million for the three months ended March 31, 2025, and 2024, respectively.

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
Recent Events Affecting Comparability of Periods
Operational Update
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through the end of the quarter ended March 31, 2025. The 47 days of idle time impacted comparability between the three months ended March 31, 2025, and March 31, 2024.
Economic Update
Energy prices are, among other factors, indicators of inflation. Crude oil pricing decreased in the first quarter of 2025 compared to the first quarter of 2024. Brent crude oil pricing averaged $74.98 per barrel in the first quarter of 2025 compared to $81.76 per barrel in the first quarter of 2024. Average U.S. retail gasoline prices decreased to $2.99 per gallon in the first quarter of 2025 compared to $3.24 per gallon in the first quarter of 2024. The overall energy price index increased 4.2% year over year as of March 31, 2025. The U.S. Energy Information Administration (“EIA”) in its April 2025 short term energy outlook forecasts average Brent crude oil pricing to decrease to $68 per barrel in 2025 and $61 per barrel in 2026 due to increased global oil inventories driven by Organization of the Petroleum Exporting Countries (“OPEC”) reversing production cuts and weak global demand growth. On March 5, 2025, OPEC agreed to gradually increase oil production, starting in April 2025, after a period of voluntary output cuts, with the plan being to reverse the 2.2 million barrels per day cuts over an 18-month period. On April 3, 2025, OPEC agreed to phase out oil output cuts by increasing output by 411,000 barrels per day beginning in May 2025. While inflation has increased relative to the prior year, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations in the first quarter of 2025.
Geopolitical tensions in the Middle East and Red Sea region continue in 2025 putting upward pressure on prices. The overall effect of these conflicts and associated actions taken to limit the purchase of Russian petroleum products impacted freight movements and raised the operating costs of many European and other refineries.
The U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed but currently on pause. Those policies, along with retaliatory actions by some trading partners and ongoing negotiations around trade policy, have led to increased volatility and unpredictability for global trade.
Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.
Results of Operations
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net Loss. Our financial results for the first quarter of 2025 declined from a net loss of $3.8 million for the three months ended March 31, 2024, to a net loss of $30.4 million for the three months ended March 31, 2025. The decrease was primarily driven by a $47.3 million decrease in our refining segment operating income partially offset by a $17.6 million decrease in general and administrative expenses. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2025, Adjusted EBITDA was $10.1 million compared to $94.7 million for the three months ended March 31, 2024. The $84.6 million decrease was primarily due to a decrease of $102.8 million in refining segment Adjusted Gross Margin, partially offset by a $9.1 million decrease in operating expenses and an increase of $2.7 million in our retail segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the three months ended March 31, 2025, Adjusted Net Loss was $50.3 million compared to Adjusted Net Income of $41.7 million for the three months ended March 31, 2024. The decline was primarily related to the factors described above for the decrease in Adjusted EBITDA, combined with an increase of $3.9 million in D&A and an increase of $3.0 million in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains).
The following tables summarize our consolidated results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$1,745,036	$1,980,835	$(235,799)	(12)%
Cost of revenues (excluding depreciation)	1,559,360	1,747,478	(188,118)	(11)%
Operating expense (excluding depreciation)	144,154	153,260	(9,106)	(6)%
Depreciation and amortization	36,586	32,656	3,930	12%
General and administrative expense (excluding depreciation)	24,243	41,755	(17,512)	(42)%
Equity earnings from refining and logistics investments	(7,514)	(6,094)	(1,420)	(23)%
Acquisition and integration costs	—	243	(243)	(100)%
Par West redevelopment and other costs	3,982	1,971	2,011	102%
Loss on sale of assets, net	1	51	(50)	(98)%
Total operating expenses	1,760,812	1,971,320
Operating income (loss)	(15,776)	9,515
Other income (expense)
Interest expense and financing costs, net	(21,848)	(17,884)	(3,964)	22%
Debt extinguishment and commitment costs	(25)	—	(25)	NM (1)
Other expense, net	(371)	(2,576)	2,205	(86)%
Equity earnings from Laramie Energy, LLC	726	4,563	(3,837)	(84)%
Total other expense, net	(21,518)	(15,897)
Loss before income taxes	(37,294)	(6,382)
Income tax benefit	6,894	2,631	4,263	162%
Net loss	$(30,400)	$(3,751)
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2025 and 2024 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,686,129	$71,415	$136,432	$(148,940)	$1,745,036
Cost of revenues (excluding depreciation)	1,571,122	40,567	96,639	(148,968)	1,559,360
Operating expense (excluding depreciation)	118,620	4,365	21,169	—	144,154
Depreciation and amortization	26,397	6,819	2,662	708	36,586
General and administrative expense (excluding depreciation)	—	—	—	24,243	24,243
Equity earnings from refining and logistics investments	(5,289)	(2,225)	—	—	(7,514)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,982	3,982
Loss on sale of assets, net	—	—	1	—	1
Operating income (loss)	$(24,721)	$21,889	$15,961	$(28,905)	$(15,776)

Three months ended March 31, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,926,616	$71,842	$140,134	$(157,757)	$1,980,835
Cost of revenues (excluding depreciation)	1,759,395	42,797	103,052	(157,766)	1,747,478
Operating expense (excluding depreciation)	126,468	3,812	22,980	—	153,260
Depreciation and amortization	22,270	6,775	3,116	495	32,656
General and administrative expense (excluding depreciation)	—	—	—	41,755	41,755
Equity earnings from refining and logistics investments	(4,117)	(1,977)	—	—	(6,094)
Acquisition and integration costs	—	—	—	243	243
Par West redevelopment and other costs	—	—	—	1,971	1,971
Loss (gain) on sale of assets, net	—	61	(10)	—	51
Operating income (loss)	$22,600	$20,374	$10,996	$(44,455)	$9,515
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $148.9 million and $157.8 million for the three months ended March 31, 2025 and 2024, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total Refining Segment
Feedstocks Throughput (Mbpd)	176.0	180.9
Refined product sales volume (Mbpd)	184.6	192.9

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$6.59	$12.58
Production costs per bbl ($/throughput bbl) (2)	7.41	7.59
D&A per bbl ($/throughput bbl)	1.67	1.35

Hawaii Refinery
Feedstocks Throughput (Mbpd)	79.4	79.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.8%	25.0%
Distillates	34.4%	38.2%
Fuel oils	32.4%	34.0%
Other products	4.0%	(1.2)%
Total yield	96.6%	96.0%

Refined product sales volume (Mbpd)	88.6	87.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$8.90	$14.00
Production costs per bbl ($/throughput bbl) (2)	4.81	4.89
D&A per bbl ($/throughput bbl)	0.23	0.60

Montana Refinery
Feedstocks Throughput (Mbpd)	51.7	53.1
Yield (% of total throughput)
Gasoline and gasoline blendstocks	45.3%	47.7%
Distillates	32.5%	32.7%
Asphalt	11.2%	9.9%
Other products	3.2%	4.1%
Total yield	92.2%	94.4%

Refined product sales volume (Mbpd)	47.4	51.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$5.04	$13.82
Production costs per bbl ($/throughput bbl) (2)	10.56	12.44
D&A per bbl ($/throughput bbl)	2.34	1.40

	Three Months Ended March 31,
	2025	2024
Washington Refinery
Feedstocks Throughput (Mbpd)	38.6	31.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.3%	23.6%
Distillates	35.9%	33.5%
Asphalt	15.4%	21.0%
Other products	20.5%	17.9%
Total yield	96.1%	96.0%

Refined product sales volume (Mbpd)	36.5	36.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$2.09	$6.13
Production costs per bbl ($/throughput bbl) (2)	4.16	6.07
D&A per bbl ($/throughput bbl)	2.01	2.44

Wyoming Refinery
Feedstocks Throughput (Mbpd)	6.3	17.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	50.5%	49.8%
Distillates	45.7%	45.9%
Fuel oils	2.3%	1.9%
Other products	1.1%	1.0%
Total yield	99.6%	98.6%

Refined product sales volume (Mbpd)	12.1	17.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$19.83	$14.84
Production costs per bbl ($/throughput bbl) (2)	34.35	7.86
D&A per bbl ($/throughput bbl)	12.25	2.77

Market Indices (average $ per barrel)
Hawaii Index (3)	$8.13	$12.07
Montana Index (4)	7.07	17.09
Washington Index (5)	4.15	5.16
Wyoming Index (6)	20.31	17.23
Combined Index (7)	7.38	12.83

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack (3)	$13.12	$18.67
Montana 6.3.2.1 Product Crack (4)	17.02	19.17
Washington 3.1.1.1 Product Crack (5)	12.01	11.50
Wyoming 2.1.1 Product Crack (6)	21.74	18.06

Crude Oil Prices (average $ per barrel) (8)
Brent	$74.98	$81.76
WTI	71.42	76.91
ANS (-) Brent	2.18	0.68
Bakken Guernsey (-) WTI	(1.81)	(2.02)
Bakken Williston (-) WTI	(3.08)	(2.30)
WCS Hardisty (-) WTI	(12.45)	(17.00)
MSW (-) WTI	(5.20)	(6.50)
Syncrude (-) WTI	(1.96)	(3.24)
Brent M1-M3	1.22	1.06
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
(3)Beginning in 2025, we established the Hawaii Index as a new benchmark for our Hawaii operations. We believe the Hawaii Index, which incorporates market cracks and landed crude differentials, better reflects the key drivers impacting our Hawaii refinery’s financial performance compared to prior reported market indices. The Hawaii Index is calculated as the Singapore 3.1.2 Product Crack, or one part gasoline (RON 92) and two parts distillates (Sing Jet & Sing gasoil) as created from a barrel of Brent crude oil, less the Par Hawaii Refining, LLC (“PHR”) crude differential.
(4)Beginning in 2025, we established the Montana Index as a new benchmark for our Montana refinery. We believe the Montana Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Montana refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Montana refinery’s refined product sales price compared to prior reported market indices. The Montana Index is calculated as the Montana 6.3.2.1 Product Crack less Montana crude costs, less other costs of sales, including inflation-adjusted product delivery costs, yield loss expense, taxes and tariffs, and product discounts. The Montana 6.3.2.1 Product Crack is calculated by taking three parts gasoline (Billings E10 and Spokane E10), two parts distillate (Billings ULSD and Spokane ULSD), and one part asphalt (Rocky Mountain Rail Asphalt) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. Asphalt pricing is lagged by one month. The Montana crude cost is calculated as 60% WCS differential to WTI, 20% MSW differential to WTI, and 20% Syncrude differential to WTI. The Montana crude cost is lagged by three months and includes an inflation-adjusted crude delivery cost. Other costs of sales and crude delivery costs are based on historical averages and management’s estimates.
(5)Beginning in 2025, we established the Washington Index as a new benchmark for our Washington refinery. We believe the Washington Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Washington refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have been updated to reflect local market product pricing, which better reflects our Washington refinery’s refined product sales price compared to prior reported market indices. The Washington Index is calculated as the Washington 3.1.1.1 Product Crack, less Washington crude costs, less other costs of sales, including inflation-adjusted product delivery costs, yield loss expense and state and local taxes. The Washington 3.1.1.1 Product Crack is calculated by taking one part gasoline (Tacoma E10), one part distillate (Tacoma ULSD) and one part secondary products (USGC VGO and Rocky Mountain Rail Asphalt) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. Asphalt pricing is lagged by one month. The Washington crude cost is calculated as 67% Bakken Williston differential to WTI and 33% WCS Hardisty differential to WTI. The Washington crude cost is lagged by one month and includes an inflation-adjusted crude delivery cost. Other costs of sales and crude delivery costs are based on historical averages and management’s estimates.
(6)Beginning in 2025, we established the Wyoming Index as a new benchmark for our Wyoming refinery. We believe the Wyoming Index, which incorporates local market cracks, regional crude oil prices, and management’s estimates for other costs of sales, better reflects the key drivers impacting our Wyoming refinery’s financial performance compared to prior reported market indices. Beginning in 2025, market cracks have also been updated to reflect local market product pricing, which better reflects our Wyoming refinery’s refined product sales price compared to prior reported market indices. The Wyoming Index is calculated as the Wyoming 2.1.1 Product Crack, less Wyoming crude costs, less other cost of sales, including inflation adjusted product delivery costs and yield loss expense, based on historical averages and management’s estimates. The Wyoming 2.1.1 Product Crack is calculated by taking one part gasoline (Rockies gasoline) and one part distillate (USGC ULSD and USGC Jet) as created from a barrel of WTI crude oil, less 100% of the RVO cost for gasoline and ULSD. The Wyoming crude cost is calculated as the Bakken Guernsey differential to WTI on a one-month lag.
(7)Beginning in 2025, we established the Combined Index as a new benchmark for our refining segment. The Combined Index provides a wholistic view of key drivers impacting our refining segment’s financial performance and is calculated as the throughput-weighted average of each regional index for periods under our ownership.
(8)Beginning in 2025, crude oil prices have been updated and expanded to reflect regional differentials to Brent and WTI, which better reflect our refineries’ feedstock costs compared to prior crude oil pricing.
Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Retail Segment
Retail sales volumes (thousands of gallons)	29,431	29,431
Non-GAAP Performance Measures
Management uses certain financial measures and forecasts to evaluate our operating performance and allocate resources that are considered non-GAAP financial measures. These measures should not be considered in isolation or as substitutes or alternatives to their most directly comparable GAAP financial measures or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies since each company may define these terms differently.
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
    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2025	Refining	Logistics	Retail
Operating income (loss)	$(24,721)	$21,889	$15,961
Operating expense (excluding depreciation)	118,620	4,365	21,169
Depreciation and amortization	26,397	6,819	2,662
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,152	966	—
Inventory valuation adjustment	(11,687)	—	—
Environmental obligation mark-to-market adjustments	4,954	—	—
Unrealized gain on derivatives	(9,442)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(945)	—	—
Loss on sale of assets, net	—	—	1
Adjusted Gross Margin (1)	$104,328	$34,039	$39,793

Three months ended March 31, 2024	Refining	Logistics	Retail
Operating income	$22,600	$20,374	$10,996
Operating expense (excluding depreciation)	126,468	3,812	22,980
Depreciation and amortization	22,270	6,775	3,116
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	718	928	—
Inventory valuation adjustment	625	—	—
Environmental obligation mark-to-market adjustments	(10,263)	—	—
Unrealized loss on derivatives	44,692	—	—
Loss (gain) on sale of assets, net	—	61	(10)
Adjusted Gross Margin (1) (2)	$207,110	$31,950	$37,082
____________________________________________________________________________
(1)For the three months ended March 31, 2025 and 2024, there was no impairment expense in Operating income (loss).
(2)For the three months ended March 31, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.
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

    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Loss	$(30,400)	$(3,751)
Inventory valuation adjustment	(11,687)	625
Environmental obligation mark-to-market adjustments	4,954	(10,263)
Unrealized loss (gain) on derivatives	(9,357)	43,848
Par West redevelopment and other costs	3,982	1,971
Acquisition and integration costs	—	243
Debt extinguishment and commitment costs	25	—
Changes in valuation allowance and other deferred tax items (1)	(6,894)	(2,631)
Severance costs and other non-operating expense (2)	726	16,138
Loss on sale of assets, net	1	51
Equity earnings from Laramie Energy, LLC, excluding cash distributions	(726)	(4,563)
Par's portion of accounting policy differences from refining and logistics investments	(945)	—
Adjusted Net Income (Loss) (3) (4)	(50,321)	41,668
Depreciation and amortization	36,586	32,656
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	21,763	18,728
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,118	1,646
Income tax expense	—	—
Adjusted EBITDA (3)	$10,146	$94,698
________________________________________
(1)For the three months ended March 31, 2025 and 2024, we recognized a non-cash deferred tax benefit of $6.9 million and $2.6 million, respectively, related to deferred state and federal tax liabilities. This tax benefit is included in Income tax expense (benefit) on our condensed consolidated statements of operations.
(2)For the three months ended March 31, 2025 and 2024, we incurred $0.3 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the three months ended March 31, 2024, we incurred $2.3 million for an estimated legal settlement unrelated to current operating activities.
(3)For the three months ended March 31, 2025 and 2024, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during the reporting periods.
(4)For the three months ended March 31, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.
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

Adjusted EBITDA by segment also includes Gain on curtailment of pension obligation and Other income (loss), net, which are presented below Operating income (loss) on our condensed consolidated statement of operations.

The following table presents a reconciliation of Adjusted EBITDA by segment to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for our operating segments for the periods indicated (in thousands):

Three Months Ended March 31, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$(24,721)	$21,889	$15,961	$(28,905)
Depreciation and amortization	26,397	6,819	2,662	708
Inventory valuation adjustment	(11,687)	—	—	—
Environmental obligation mark-to-market adjustments	4,954	—	—	—
Unrealized gain on commodity derivatives	(9,442)	—	—	—
Par West redevelopment and other costs	—	—	—	3,982
Severance costs and other non-operating expense	—	—	—	726
Par's portion of accounting policy differences from refining and logistics investments	(945)	—	—	—
Loss on sale of assets, net	—	—	1	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,152	966	—	—
Other loss, net	—	—	—	(371)
Adjusted EBITDA (1)	$(14,292)	$29,674	$18,624	$(23,860)

Three Months Ended March 31, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$22,600	$20,374	$10,996	$(44,455)
Depreciation and amortization	22,270	6,775	3,116	495
Inventory valuation adjustment	625	—	—	—
Environmental obligation mark-to-market adjustments	(10,263)	—	—	—
Unrealized loss on commodity derivatives	44,692	—	—	—
Acquisition and integration costs	—	—	—	243
Par West redevelopment and other costs	—	—	—	1,971
Severance costs and other non-operating expenses	642	—	—	15,496
Loss (gain) on sale of assets, net	—	61	(10)	—
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	718	928	—	—
Other loss, net	—	—	—	(2,576)
Adjusted EBITDA (1) (2)	$81,284	$28,138	$14,102	$(28,826)
________________________________________
(1)For the three months ended March 31, 2025 and 2024, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
(2)For the three months ended March 31, 2024, there was no impact in Operating income (loss) from accounting policy differences at our refining and logistic investments.
Factors Impacting Segment Results
Operating Income
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Refining. Operating loss for our refining segment was $24.7 million for the three months ended March 31, 2025, a decrease of $47.3 million compared to operating income of $22.6 million for the three months ended March 31, 2024. The decrease was primarily driven by lower crack spreads at our Hawaii and Montana refineries, unfavorable changes in crude oil differentials across all our refineries, and unfavorable FIFO impacts at Montana, partially offset by a favorable change of $49.0 million in the step-out obligations associated with our inventory intermediation agreements and favorable derivative impacts of $44.6 million. Please read the Adjusted Gross Margin discussion below for additional information.
Logistics. Operating income for our logistics segment was $21.9 million for the three months ended March 31, 2025, an increase of $1.5 million compared to $20.4 million for the three months ended March 31, 2024. The increase was primarily due to a decrease in cost of revenues of $2.2 million reflecting lower environmental and repair and maintenance costs, partially offset by a decrease in third-party revenues of $0.9 million driven by lower throughput, storage and transportation volumes.
Retail. Operating income for our retail segment was $16.0 million for the three months ended March 31, 2025, an increase of $5.0 million compared to $11.0 million for the three months ended March 31, 2024. The increase was primarily due to a $2.6 million increase in fuel margins, a $1.8 million decrease in operating expenses primarily driven by lower employee costs and repair and maintenance expenses, and increased merchandise margins of $0.6 million.
Adjusted Gross Margin
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Refining. For the three months ended March 31, 2025, our refining Adjusted Gross Margin was $104.3 million, a decrease of $102.8 million compared to $207.1 million for the three months ended March 31, 2024. The decrease was driven by a $71.8 million decrease in crack spreads primarily at our Hawaii and Montana refineries, a $23.1 million decrease due to unfavorable changes in feedstock differentials, and an unfavorable FIFO impact of $13.0 million, and other factors described below.
•Adjusted Gross Margin for the Montana refinery decreased by $8.78 per barrel from $13.82 per barrel during the three months ended March 31, 2024, to $5.04 per barrel during the three months ended March 31, 2025. The decrease in Adjusted Gross Margin was primarily due to unfavorable environmental costs, changes in crude oil differentials, and FIFO impacts combined with declining crack spreads. The Montana Index declined $10.02 per barrel, or 59%, in the first quarter of 2025 compared to the comparable period in 2024.
•Adjusted Gross Margin for the Hawaii refinery decreased by $5.10 per barrel from $14.00 per barrel during the three months ended March 31, 2024, to $8.90 per barrel during the three months ended March 31, 2025. The decrease in Adjusted Gross Margin was primarily due to declining crack spreads partially offset by a 1.1% increase in refined product sales and lower inventory intermediation costs. The Hawaii Index declined $3.94 per barrel, or 33%, in the first quarter of 2025 compared to the comparable period in 2024.
•Adjusted Gross Margin for the Washington refinery decreased by $4.04 per barrel from $6.13 per barrel during the three months ended March 31, 2024, to $2.09 per barrel during the three months ended March 31, 2025. The decrease was primarily due to unfavorable changes in crude oil differentials and unfavorable environmental costs, partially offset by a 1% increase in refined product sales. The Washington Index declined $1.01 per barrel, or 20%, in the first quarter of 2025 compared to the comparable period in 2024.
•Adjusted Gross Margin for the Wyoming refinery was $11.2 million for the three months ended March 31, 2025, an $11.8 million decrease compared to $23.0 million for the three months ended March 31, 2024. The decrease in Adjusted Gross Margin was primarily due to a 31% decrease in refined product sales due to unplanned downtime as a result of the February operational incident, unfavorable changes in crude oil differentials and unfavorable environmental costs. The Wyoming Index improved $3.08 per barrel, or 18%, in the first quarter of 2025 compared to the comparable period in 2024.
Logistics. For the three months ended March 31, 2025, our logistics Adjusted Gross Margin was $34.0 million, an increase of $2.0 million compared to $32.0 million for the three months ended March 31, 2024. The increase is primarily due to lower environmental costs, partially offset by lower throughput across our Wyoming and Montana logistics assets in the three months ended March 31, 2025, compared to the comparable period in 2024.
Retail. For the three months ended March 31, 2025, our retail Adjusted Gross Margin was $39.8 million, an increase of $2.7 million compared to $37.1 million for the three months ended March 31, 2024. The increase was primarily due to a $2.6 million increase in fuel margins in the three months ended March 31, 2025, compared to the comparable period in 2024.

Discussion of Consolidated Results
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Revenues. For the three months ended March 31, 2025, revenues were $1.7 billion, a $0.3 billion decrease compared to $2.0 billion for the three months ended March 31, 2024. The decrease was primarily driven by lower refining revenue due to a $0.1 billion decrease reflecting lower crude oil prices, a $0.1 billion decrease due to lower average product crack spreads and a 4.3% decrease in product sales volumes. Average Brent crude oil prices decreased 8% and average WTI crude oil prices decreased 7% as compared to the prior period. The Combined Index declined 42% compared to the first quarter of 2024. Please read our key operating statistics for further information. Revenues at our retail segment decreased $3.7 million primarily due to a 3% decline in fuel sales prices in the Pacific northwest.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2025, cost of revenues (excluding depreciation) was $1.6 billion, a decrease of $0.1 billion when compared to $1.7 billion for the three months ended March 31, 2024. The decrease was primarily driven by lower crude oil prices, as discussed above, lower inventory intermediation costs, favorable derivative activity, and 4.3% lower crude sales volumes, partially offset by unfavorable feedstock costs. Please read Note 8—Inventory Financing Agreements for more information on the Supply and Offtake Agreement terminations.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2025, operating expense (excluding depreciation) was $144.2 million, a $9.1 million decrease when compared to $153.3 million for the three months ended March 31, 2024. The decrease was driven by lower repairs and maintenance and utilities expenses at our Montana and Washington refineries, partially offset by higher repair and maintenance costs, employee costs, and other operating expenses as in response to our Wyoming operational incident.
Depreciation and Amortization. For the three months ended March 31, 2025, D&A was $36.6 million, an increase of $3.9 million compared to $32.7 million for the three months ended March 31, 2024. The increase was primarily driven by a $4.1 million increase in Montana and a $2.6 million increase in Wyoming related to equipment damaged as a result of the February operational incident, partially offset by a $2.6 million decrease at the Hawaii refinery reflecting fully amortized turnaround assets. The Montana refinery completed two turnarounds in 2024 and a Hawaii refinery turnaround is planned for 2026.
General and Administrative Expense (Excluding Depreciation). For the three months ended March 31, 2025, general and administrative expense (excluding depreciation) was $24.2 million, a $17.6 million decrease when compared to $41.8 million for the three months ended March 31, 2024, primarily due to $13.1 million of stock based compensation expenses related to CEO transition costs in the first quarter of 2024 with no similar 2025 expenses and lower renewable development costs of $4.5 million.
Equity earnings from refining and logistics investments. During the three months ended March 31, 2025, Equity earnings from refining and logistics investments, related to YELP and YPLC, were $7.5 million, an increase of $1.4 million compared to $6.1 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, our proportionate share of YELP’s net income and YPLC’s net income was $5.6 million and $2.2 million, respectively. For the three months ended March 31, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $4.5 million and $1.9 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for further information.
Par West redevelopment and other costs. For the three months ended March 31, 2025, Par West redevelopment and other costs were $4.0 million, an increase of $2.0 million compared to $2.0 million for the three months ended March 31, 2024, primarily due to an increase in redevelopment activities.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2025, our interest expense and financing costs were $21.8 million, an increase of $3.9 million compared to $17.9 million for the three months ended March 31, 2024, primarily due to an increase in interest expense due to higher outstanding balances under our ABL Credit Facility. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Other expense, net. For the three months ended March 31, 2025, other expense was $0.4 million, a decrease of $2.2 million compared to $2.6 million of other expense for the three months ended March 31, 2024, primarily due to $2.3 million of 2024 expenses for a legal settlement unrelated to operating activities with no similar 2025 expenses.

Equity earnings from Laramie Energy, LLC. For the three months ended March 31, 2025, Equity earnings from Laramie Energy, LLC were $0.7 million compared to $4.6 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the accretion of basis difference was $1.6 million, partially offset by our proportionate share of Laramie Energy’s net loss of $0.9 million. For three months ended March 31, 2024, our proportionate share of Laramie Energy’s net income and accretion was $2.9 million and $1.6 million, respectively. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the three months ended March 31, 2025, our income tax benefit was $6.9 million, an increase of $4.3 million compared to $2.6 million for three months ended March 31, 2024, primarily related to our first quarter of 2025 pre-tax net loss. Please read Note 17—Income Taxes for further discussion.
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

	As of March 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$9,287	$124,460	$—	$133,747
Restricted cash	347	—	—	347
Trade accounts receivable	—	384,303	—	384,303
Inventories	—	1,059,592	—	1,059,592
Prepaid and other current assets	7,976	38,065	—	46,041
Due from related parties	540,458	—	(540,458)	—
Total current assets	558,068	1,606,420	(540,458)	1,624,030
Property, plant, and equipment
Property, plant, and equipment	25,033	1,735,274	3,956	1,764,263
Less accumulated depreciation and amortization	(17,727)	(579,576)	(3,546)	(600,849)
Property, plant, and equipment, net	7,306	1,155,698	410	1,163,414
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,270	443,532	—	450,802
Refining and logistics equity investments	—	—	93,825	93,825
Investment in Laramie Energy, LLC	—	—	13,224	13,224
Investment in subsidiaries	760,878	—	(760,878)	—
Intangible assets, net	—	9,276	—	9,276
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	138,625	130,058	269,409
Total assets	$1,334,248	$3,480,229	$(1,061,222)	$3,753,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,767	$—	$4,767
Obligations under inventory financing agreements	—	211,471	—	211,471
Accounts payable	4,418	406,250	—	410,668
Accrued taxes	12	33,221	—	33,233
Operating lease liabilities	97	88,242	—	88,339
Other accrued liabilities	3,263	290,392	301	293,956
Due to related parties	204,067	217,474	(421,541)	—
Total current liabilities	211,857	1,251,817	(421,240)	1,042,434
Long-term liabilities
Long-term debt, net of current maturities	—	1,148,912	—	1,148,912
Finance lease liabilities	431	15,015	(4,042)	11,404
Operating lease liabilities	10,150	368,126	—	378,276
Other liabilities	—	125,420	(65,001)	60,419
Total liabilities	222,438	2,909,290	(490,283)	2,641,445
Commitments and contingencies
Stockholders’ equity
Common stock	523	—	—	523
Additional paid-in capital	886,747	47,822	(47,822)	886,747
Accumulated earnings (deficit)	214,260	514,941	(514,941)	214,260
Accumulated other comprehensive income (loss)	10,280	8,176	(8,176)	10,280
Total stockholders’ equity	1,111,810	570,939	(570,939)	1,111,810
Total liabilities and stockholders’ equity	$1,334,248	$3,480,229	$(1,061,222)	$3,753,255

	As of December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$7,095	$184,826	$—	$191,921
Restricted cash	346	—	—	346
Trade accounts receivable	—	398,131	—	398,131
Inventories	—	1,089,318	—	1,089,318
Prepaid and other current assets	12,355	80,172	—	92,527
Due from related parties	368,222	—	(368,222)	—
Total current assets	388,018	1,752,447	(368,222)	1,772,243
Property, plant, and equipment
Property, plant, and equipment	24,536	1,702,474	3,956	1,730,966
Less accumulated depreciation and amortization	(17,240)	(553,918)	(3,499)	(574,657)
Property, plant, and equipment, net	7,296	1,148,556	457	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,369	420,751	—	428,120
Refining and logistics equity investments	—	—	86,311	86,311
Investment in Laramie Energy, LLC	—	—	12,498	12,498
Investment in subsidiaries	993,901	—	(993,901)	—
Intangible assets, net	—	9,520	—	9,520
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	111,206	123,163	235,095
Total assets	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,885	$—	$4,885
Obligations under inventory financing agreements	—	194,198	—	194,198
Accounts payable	4,257	432,538	—	436,795
Accrued taxes	—	36,027	—	36,027
Operating lease liabilities	4	80,170	—	80,174
Other accrued liabilities	1,796	342,062	330	344,188
Due to related parties	189,232	156,619	(345,851)	—
Total current liabilities	195,289	1,246,499	(345,521)	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	—	1,108,082	—	1,108,082
Finance lease liabilities	464	15,313	(4,087)	11,690
Operating lease liabilities	10,255	351,837	—	362,092
Other liabilities	—	131,813	(71,875)	59,938
Total liabilities	206,008	2,853,544	(421,483)	2,638,069
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	552	—	—	552
Additional paid-in capital	884,548	161,642	(161,642)	884,548
Accumulated earnings (deficit)	295,846	545,720	(545,720)	295,846
Accumulated other comprehensive income (loss)	10,356	8,252	(8,252)	10,356
Total stockholders’ equity	1,191,302	715,614	(715,614)	1,191,302
Total liabilities and stockholders’ equity	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371

	Three Months Ended March 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,745,009	$27	$1,745,036

Operating expenses
Cost of revenues (excluding depreciation)	—	1,559,360	—	1,559,360
Operating expense (excluding depreciation)	—	144,154	—	144,154
Depreciation and amortization	487	36,051	48	36,586
General and administrative expense (excluding depreciation)	7,302	16,941	—	24,243
Equity earnings from refining and logistics investments	—	—	(7,514)	(7,514)
Acquisition and integration costs (2)	—	—	—	—
Par West redevelopment and other costs	—	3,982	—	3,982
Loss on sale of assets, net	—	1	—	1
Total operating expenses	7,789	1,760,489	(7,466)	1,760,812

Operating income (loss)	(7,789)	(15,480)	7,493	(15,776)

Other income (expense)
Interest expense and financing costs, net	(31)	(21,904)	87	(21,848)
Debt extinguishment and commitment costs	—	(25)	—	(25)
Other income (expense), net	(8)	(363)	—	(371)
Equity earnings (losses) from subsidiaries	(22,572)	—	22,572	—
Equity earnings from Laramie Energy, LLC	—	—	726	726
Total other income (expense), net	(22,611)	(22,292)	23,385	(21,518)

Income (loss) before income taxes	(30,400)	(37,772)	30,878	(37,294)
Income tax benefit (expense) (1)	—	6,993	(99)	6,894
Net income (loss)	$(30,400)	$(30,779)	$30,779	$(30,400)

Adjusted EBITDA	$(7,129)	$8,561	$8,714	$10,146

	Three Months Ended March 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,980,831	$4	$1,980,835

Operating expenses
Cost of revenues (excluding depreciation)	—	1,747,478	—	1,747,478
Operating expense (excluding depreciation)	—	153,260	—	153,260
Depreciation and amortization	349	32,260	47	32,656
General and administrative expense (excluding depreciation)	17,785	23,983	(13)	41,755
Equity earnings from refining and logistics investments	—	—	(6,094)	(6,094)
Acquisition and integration costs (2)	—	243	—	243
Par West redevelopment and other costs	—	1,971	—	1,971
Loss on sale of assets, net	—	51	—	51
Total operating expenses	18,134	1,959,246	(6,060)	1,971,320

Operating income (loss)	(18,134)	21,585	6,064	9,515

Other income (expense)
Interest expense and financing costs, net	30	(18,004)	90	(17,884)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(8)	(2,567)	(1)	(2,576)
Equity earnings (losses) from subsidiaries	14,360	—	(14,360)	—
Equity earnings from Laramie Energy, LLC	—	—	4,563	4,563
Total other income (expense), net	14,382	(20,571)	(9,708)	(15,897)

Income (loss) before income taxes	(3,752)	1,014	(3,644)	(6,382)
Income tax benefit (expense) (1)	—	189	2,442	2,631
Net income (loss)	$(3,752)	$1,203	$(1,202)	$(3,751)

Adjusted EBITDA	$(9,487)	$96,429	$7,756	$94,698

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net loss, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(30,400)	$(30,779)	$30,779	$(30,400)
Inventory valuation adjustment	—	(11,687)	—	(11,687)
Environmental obligation mark-to-market adjustments	—	4,954	—	4,954
Unrealized loss (gain) on derivatives	—	(9,357)	—	(9,357)
Par West redevelopment and other costs	—	3,982	—	3,982
Debt extinguishment and commitment costs	—	25	—	25
Severance costs and other non-operating expense (2)	181	545	—	726
Loss (gain) on sale of assets, net	—	1	—	1
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(726)	(726)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(945)	(945)
Depreciation and amortization	487	36,051	48	36,586
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	31	21,819	(87)	21,763
Equity losses (income) from subsidiaries	22,572	—	(22,572)	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	2,118	2,118
Income tax expense	—	(6,993)	99	(6,894)
Adjusted EBITDA (1)	$(7,129)	$8,561	$8,714	$10,146

	Three Months Ended March 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(3,752)	$1,203	$(1,202)	$(3,751)
Inventory valuation adjustment	—	625	—	625
Environmental obligation mark-to-market adjustments	—	(10,263)	—	(10,263)
Unrealized loss on derivatives	—	43,848	—	43,848
Acquisition and integration costs	—	243	—	243
Par West redevelopment and other costs	—	1,971	—	1,971
Severance costs and other non-operating expense (2)	8,306	7,832	—	16,138
Loss on sale of assets, net	—	51	—	51
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(4,563)	(4,563)
Depreciation and amortization	349	32,260	47	32,656
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	(30)	18,848	(90)	18,728
Equity losses (income) from subsidiaries	(14,360)	—	14,360	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	1,646	1,646
Income tax expense (benefit)	—	(189)	(2,442)	(2,631)
Adjusted EBITDA (1)	$(9,487)	$96,429	$7,756	$94,698
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted
(2)For the three months ended March 31, 2025 and 2024, we incurred $0.3 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the three months ended March 31, 2024, we incurred $2.3 million for an estimated legal settlement unrelated to current operating activities.
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
Our liquidity position as of March 31, 2025, was $525.4 million, consisting of $133.7 million of cash and cash equivalents and $391.7 million of availability under the ABL Credit Facility. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, and to repay or refinance indebtedness.
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
We may from time to time seek to retire or repurchase our common stock through cash purchases, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 21, 2025, the Board authorized and approved a share repurchase program authorizing the repurchase of up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior share repurchase authorization. Please read Note 15—Stockholders’ Equity to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion on the share repurchase program. The Term Loan Credit Agreement may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50%, 25%, or 0% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan Credit Agreement).

Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(1,399)	$25,431
Net cash used in investing activities	(40,921)	(22,632)
Net cash used in financing activities	(15,853)	(53,606)
Cash flows for the three months ended March 31, 2025
Net cash used in operating activities for the three months ended March 31, 2025, was primarily driven by a net loss of $30.4 million, non-cash charges to operations and non-operating items of approximately $14.9 million, and net cash provided by changes in operating assets and liabilities of approximately $14.1 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $36.6 million and
•	stock based compensation expenses of $3.5 million,

partially offset by:

•	unrealized gain on derivatives contracts of $9.4 million,
•	equity earnings of $7.5 million from our refining and logistic investments,
•	a $6.9 million change in deferred tax assets driven by our net income during the period, and
•	a $2.3 million benefit from changes in our inventory reserve for the lower of cost or net realizable value.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	a $40.3 million decrease in prepaid and other expenses, primarily driven by decreases in derivative collateral,
•
a $31.9 million decrease in inventories primarily related to a $57.0 million decline in RINs and environmental credits inventory partially offset by a $13.3 million increase in crude inventory and an $8.3 million increase in refined products and blendstock inventory,

•	a $17.3 million increase in Obligations under inventory financing agreements primarily due to increases in the step-out liability driven by higher volumes, and
•	a $13.8 million decrease in accounts receivable primarily related to lower volumes and the timing of collections,

partially offset by:

•
a decrease in Accounts payable and other accrued liabilities of $61.0 million primarily driven by timing of payments, a $9.7 million decrease in advances from customers, and a $14.2 million decrease in RINs and other environmental credit obligations.

•	an increase in deferred turnaround expenditures of $28.2 million driven by expenditures related to Montana refinery turnaround activities.
Net cash used in investing activities for the three months ended March 31, 2025, consisted primarily of $40.9 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including our Hawaii renewable hydrotreater project, planned maintenance at our Montana refinery, and repair and replacement work related to our Wyoming operational incident.
Net cash used in financing activities was approximately $15.9 million for the three months ended March 31, 2025, and consisted primarily of repurchases of common stock of $51.1 million partially offset by net borrowings of debt of $35.3 million primarily driven by ABL Credit Facility activity.

Cash flows for the three months ended March 31, 2024
Net cash provided by operating activities for the three months ended March 31, 2024, was driven primarily by a Net loss of $3.8 million, non-cash charges to operations and non-operating items of approximately $86.4 million, and net cash used for changes in operating assets and liabilities of approximately $57.2 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $43.8 million,
•	depreciation and amortization expenses of $32.7 million,
•	stock based compensation costs of $16.4 million, and
•	non-cash interest and financing costs of $1.4 million,

partially offset by:

•	a $2.6 million change in deferred tax assets driven by our net loss during the period, and
•	equity earnings of $6.1 million from our YELP and YPLC investments partially offset by $5.3 million of dividends received from YELP.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an $81.6 million increase in crude and refined products inventory driven by higher ending volumes, and
•	an $81.2 million increase in accounts receivable primarily driven by timing of collections and sales volumes,

partially offset by:

•	decreases in prepaid and other expenses primarily driven by prepayments for crude and
•	net increases in our Supply and Offtake Agreement obligations and accounts payable.
Net cash used in investing activities for the three months ended March 31, 2024, consisted primarily of $22.6 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects.
Net cash used in financing activities was approximately $53.6 million for the three months ended March 31, 2024, and consisted primarily of the following activities:

•	repurchases of common stock of $34.1 million,
•	net borrowings of debt of $18.6 million primarily driven by ABL Credit Facility activity, and
•	payments of $3.4 million of deferred loan costs,

partially offset by:

•	net repayment under the J. Aron Discretionary Draw Facility of $2.4 million.
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, outside the ordinary course of business except as follows:
Debt Refinancing. Please read Note 8—Inventory Financing Agreements and Note 10—Debt to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the three months ended March 31, 2025.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the Russia-Ukraine war, Israel-Palestine conflict, Houthi attacks in the Red Sea, Iranian activities in the Strait of Hormuz and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; the impact of tariffs and potential disruptions in international trade on our business; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about the impact of future events on our existing business, the anticipated synergies and other benefits of the recently acquired ExxonMobil Billings refinery and associated marketing and logistics assets (the “Acquisition”), including renewable growth opportunities; the anticipated financial and operating results of the Acquisition, and the effect on the Company’s cash flows and profitability (including Adjusted EBITDA and Adjusted Net Income); our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2025, of 176 Mbpd would change annualized operating income by approximately $63.4 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at March 31, 2025, will settle by March 2026. Based on our net open positions at March 31, 2025, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $7.1 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2025, we consumed approximately 176 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 5% of this throughput in the refining process during the three months ended March 31, 2025, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 11—Derivatives to our condensed consolidated financial statements for more information.
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
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with Washington CCA and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington CCA and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable. Some of these contracts are derivative instruments and recorded at their fair value. Please read Note 11—Derivatives for more information.
Interest Rate Risk
As of March 31, 2025, we had $1.2 billion in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement for which we pay charges based on the three-month Secure Overnight Financing Rate (“SOFR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.6 million and $11.6 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of March 31, 2025, we had entered into an interest rate collar at a cap of 5.50% and floor of 2.30%, based on the three-month SOFR as of the fixing date. This swap expires on May 31, 2026. Please read Note 11—Derivatives for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 14—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
Other than the following risk factor, there have been no material changes from the risks factors included under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risk factors discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations, and financial condition.
Our business may be adversely affected by uncertainty and changes in U.S. trade policies. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. This announcement was followed by announcements of limited exemptions and a temporary pause on some tariffs. Our business requires access to crude oil and other feedstocks to refine conventional and renewable fuels. Any imposition of, or increase in, tariffs on imports of feedstocks or other materials could increase our production costs and the cost to maintain our assets. To the extent we are unable to pass these cost increases on to our customers, such cost increases could adversely affect our business, results of operations, and financial condition. Tariffs or other trade restrictions may also lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, increased inflation, diminished economic expectations, and reduced demand for our products. While the impact of these factors is difficult to predict, any one or more of these factors could have a material adverse impact on our business, results of operations, and financial condition.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility and Term Loan Credit Agreement, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.

Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2025	344,320	$17.40	344,320	$40,376,713
February 1 - February 28, 2025	363,066	16.18	282,034	249,242,965
March 1 - March 31, 2025	3,001,363	13.38	2,997,226	209,145,380
Total	3,708,749	$14.03	3,623,580
________________________________________________
(1)On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization from August 2, 2023, to repurchase up to $250 million of common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

19.1	Par Pacific Holdings, Inc. Insider Trading Policy.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: May 8, 2025