Form 10-Q
period 2025-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2025-08-06
CIK 821483

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
For the quarterly period ended June 30, 2025

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

50,814,687 shares of Common Stock, $0.01 par value, were outstanding as of August 1, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$169,195	$191,921
Restricted cash	349	346
Total cash, cash equivalents, and restricted cash	169,544	192,267
Trade accounts receivable, net of allowances of $0.4 million and $0.4 million at June 30, 2025, and December 31, 2024, respectively	386,546	398,131
Inventories	1,041,479	1,089,318
Prepaid and other current assets	122,515	92,527
Total current assets	1,720,084	1,772,243
Property, plant, and equipment
Property, plant, and equipment	1,799,474	1,730,966
Less accumulated depreciation and amortization	(623,738)	(574,657)
Property, plant, and equipment, net	1,175,736	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	435,227	428,120
Refining and logistics equity investments	95,290	86,311
Investment in Laramie Energy, LLC	15,080	12,498
Intangible assets, net	9,030	9,520
Goodwill	129,275	129,275
Other long-term assets	315,820	235,095
Total assets	$3,895,542	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,730	$4,885
Obligations under inventory financing agreements	186,116	194,198
Accounts payable	438,715	436,795
Accrued taxes	49,631	36,027
Operating lease liabilities	93,265	80,174
Other accrued liabilities	435,194	344,188
Total current liabilities	1,207,651	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	1,107,743	1,108,082
Finance lease liabilities	10,923	11,690
Operating lease liabilities	359,970	362,092
Other liabilities	60,840	59,938
Total liabilities	2,747,127	2,638,069
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2025, and December 31, 2024, 50,758,742 shares and 55,265,421 shares issued at June 30, 2025, and December 31, 2024, respectively	507	552
Additional paid-in capital	892,152	884,548
Accumulated earnings	245,553	295,846
Accumulated other comprehensive income	10,203	10,356
Total stockholders’ equity	1,148,415	1,191,302
Total liabilities and stockholders’ equity	$3,895,542	$3,829,371

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,893,438	$2,017,468	$3,638,474	$3,998,303

Operating expenses
Cost of revenues (excluding depreciation)	1,593,479	1,770,197	3,152,839	3,517,675
Operating expense (excluding depreciation)	148,680	144,080	292,834	297,340
Depreciation and amortization	34,712	32,144	71,298	64,800
General and administrative expense (excluding depreciation)	23,648	23,168	47,891	64,923
Equity earnings from refining and logistics investments	(7,305)	(3,744)	(14,819)	(9,838)
Acquisition and integration costs	—	(152)	—	91
Par West redevelopment and other costs	4,690	3,071	8,672	5,042
Loss (gain) on sale of assets, net	(1,226)	63	(1,225)	114
Total operating expenses	1,796,678	1,968,827	3,557,490	3,940,147

Operating income	96,760	48,641	80,984	58,156

Other income (expense)
Interest expense and financing costs, net	(22,106)	(20,434)	(43,954)	(38,318)
Debt extinguishment and commitment costs	—	(1,418)	(25)	(1,418)
Other loss, net	(163)	(124)	(534)	(2,700)
Equity earnings (losses) from Laramie Energy, LLC	1,856	(1,360)	2,582	3,203
Total other expense, net	(20,413)	(23,336)	(41,931)	(39,233)

Income before income taxes	76,347	25,305	39,053	18,923
Income tax expense	(16,887)	(6,667)	(9,993)	(4,036)
Net income	$59,460	$18,638	$29,060	$14,887

Income per share
Basic	$1.18	$0.33	$0.56	$0.26
Diluted	$1.17	$0.32	$0.55	$0.25
Weighted-average number of shares outstanding
Basic	50,373	57,239	52,052	57,936
Diluted	50,836	58,045	52,390	58,402

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$59,460	$18,638	$29,060	$14,887
Other comprehensive income (loss):
Other post-retirement benefits (loss), net of tax	(77)	(55)	(153)	(109)
Total other comprehensive loss, net of tax	(77)	(55)	(153)	(109)
Comprehensive income	$59,383	$18,583	$28,907	$14,778

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net Income	$29,060	$14,887
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,298	64,800
Debt extinguishment and commitment costs	25	1,418
Non-cash interest expense	3,084	2,775
Non-cash lower of cost and net realizable value adjustment	(2,288)	—
Deferred taxes	8,579	3,530
Loss (gain) on sale of assets, net	(1,225)	114
Stock-based compensation	8,022	19,502
Unrealized (gain) loss on derivative contracts	(37,523)	64,948
Equity earnings from Laramie Energy, LLC	(2,582)	(3,203)
Equity earnings from refining and logistics investments	(14,819)	(9,837)
Dividends received from refining and logistics investments	5,840	9,105
Net changes in operating assets and liabilities:
Trade accounts receivable	11,447	(114,010)
Prepaid and other assets	(4,220)	54,805
Inventories	46,582	(101,270)
Deferred turnaround expenditures	(100,508)	(42,159)
Obligations under inventory financing agreements	(33,204)	3,362
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	144,611	51,988
Net cash provided by operating activities	132,179	20,755
Cash flows from investing activities:
Capital expenditures	(89,059)	(59,532)
Proceeds from sale of assets and other	2,271	60
Return of capital from Laramie Energy, LLC	—	1,485
Net cash used in investing activities	(86,788)	(57,987)
Cash flows from financing activities:
Proceeds from borrowings	3,306,000	1,857,000
Repayments of borrowings	(3,319,617)	(1,464,163)
Net borrowings (repayments) of deferred payment arrangements and receivable advances	—	(165,459)
Payment of deferred loan costs	(47)	(7,234)
Purchase of common stock for retirement	(80,835)	(103,509)
Proceeds from inventory financing agreements	25,122	203,074
Payments for termination of inventory financing agreements	—	(382,143)
Payments for debt extinguishment and commitment costs	(25)	(977)
Other financing activities, net	1,288	1,198
Net cash used in financing activities	(68,114)	(62,213)
Net decrease in cash, cash equivalents, and restricted cash	(22,723)	(99,445)
Cash, cash equivalents, and restricted cash at beginning of period	192,267	279,446
Cash, cash equivalents, and restricted cash at end of period	$169,544	$180,001
Supplemental cash flow information:
Net cash paid for:
Interest	$(37,904)	$(27,205)
Taxes	(39)	(10,857)
Non-cash investing and financing activities:
Accrued capital expenditures	$16,269	$17,052
ROU assets obtained in exchange for new finance lease liabilities	471	1,619
ROU assets obtained in exchange for new operating lease liabilities	52,634	42,058
ROU assets terminated in exchange for release from operating lease liabilities	23	—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424
Stock-based compensation	327	2	16,408	—	—	16,410
Purchase of common stock for retirement	(1,013)	(9)	(4,251)	(32,430)	—	(36,690)
Other comprehensive loss	—	—	—	—	(54)	(54)
Net loss	—	—	—	(3,751)	—	(3,751)
Balance, March 31, 2024	59,070	590	872,954	429,675	8,120	1,311,339
Issuance of common stock for employee stock purchase plan	56	—	1,409	—	—	1,409
Stock-based compensation	37	—	2,881	—	—	2,881
Purchase of common stock for retirement	(2,254)	(22)	(1,376)	(67,034)	—	(68,432)
Other comprehensive loss	—	—	—	—	(55)	(55)
Net income	—	—	—	18,638	—	18,638
Balance, June 30, 2024	56,909	$568	$875,868	$381,279	$8,065	$1,265,780

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302
Stock-based compensation	753	7	3,539	—	—	3,546
Purchase of common stock for retirement	(3,708)	(36)	(1,340)	(51,186)	—	(52,562)
Other comprehensive loss	—	—	—	—	(76)	(76)
Net loss	—	—	—	(30,400)	—	(30,400)
Balance, March 31, 2025	52,310	523	886,747	214,260	10,280	1,111,810
Issuance of common stock for employee stock purchase plan	57	—	1,515	—	—	1,515
Stock-based compensation	15	—	4,249	—	—	4,249
Purchase of common stock for retirement	(1,623)	(16)	(359)	(28,167)	—	(28,542)
Other comprehensive loss	—	—	—	—	(77)	(77)
Net income	—	—	—	59,460	—	59,460
Balance, June 30, 2025	50,759	$507	$892,152	$245,553	$10,203	$1,148,415
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

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
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations.
As of June 30, 2025, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of June 30, 2025, we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and six months ended June 30, 2025 and 2024, respectively.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$6,499	$7,161	$13,284	$13,904
Operating expense	18,627	17,946	40,311	36,771
General and administrative expense	731	564	1,418	1,037
Accounting Principles Adopted
There have been no recent accounting pronouncements adopted, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, that had a material impact on our condensed consolidated financial statements for the six months ended June 30, 2025.
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
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
As of June 30, 2025, we owned a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our refining segment. Please read Note 18—Segment Information for further information on our reporting segments. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$62,456	$58,676	$57,167	$59,824
Equity earnings from YELP	5,842	2,290	11,479	6,755
Amortization of basis difference	(348)	(348)	(696)	(696)
Dividends received	—	—	—	(5,265)
Ending balance	$67,950	$60,618	$67,950	$60,618
Yellowstone Pipeline Company
As of June 30, 2025, we owned a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our logistics segment. Please read Note 18—Segment Information for further information on our reporting segments.
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$31,369	$29,639	$29,144	$27,662
Equity earnings from YPLC	1,773	1,763	3,960	3,702
Accretion of basis difference	38	38	76	76
Dividends received	(5,840)	(3,840)	(5,840)	(3,840)
Ending balance	$27,340	$27,600	$27,340	$27,600
Note 4—Investment in Laramie Energy
As of June 30, 2025, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $15.1 million and $12.5 million as of June 30, 2025, and December 31, 2024, respectively and is accounted for under the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment. The delayed draw commitment expired in August 2024. Under the terms of the term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of June 30, 2025, and December 31, 2024, the term loan had an outstanding balance of $160.0 million.
At June 30, 2025, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $61.4 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy recorded in prior years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$13,224	$18,842	$12,498	$14,279
Equity earnings (losses) from Laramie Energy	242	(2,975)	(646)	(26)
Accretion of basis difference	1,614	1,615	3,228	3,229
Dividends received	—	(1,485)	—	(1,485)
Ending balance	$15,080	$15,997	$15,080	$15,997
Note 5—Revenue Recognition
As of June 30, 2025, and December 31, 2024, receivables from contracts with customers were $327.1 million and $312.7 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $4.1 million and $16.2 million as of June 30, 2025, and December 31, 2024, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended June 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$680,444	$—	$105,773
Distillates (1)	727,025	—	12,914
Other refined products (2)	392,184	—	—
Merchandise	—	—	27,147
Transportation and terminalling services	—	73,005	—
Other revenue	26,856	—	851
Total segment revenues (3)	$1,826,509	$73,005	$146,685

Three Months Ended June 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$730,681	$—	$111,910
Distillates (1)	801,438	—	12,728
Other refined products (2)	396,944	—	—
Merchandise	—	—	27,349
Transportation and terminalling services	—	72,475	—
Other revenue	28,210	—	855
Total segment revenues (3)	$1,957,273	$72,475	$152,842

Six Months Ended June 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$1,259,744	$—	$206,406
Distillates (1)	1,386,910	—	23,902
Other refined products (2)	758,534	—	—
Merchandise	—	—	51,175
Transportation and terminalling services	—	144,420	—
Other revenue	107,450	—	1,634
Total segment revenues (3)	$3,512,638	$144,420	$283,117

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Six Months Ended June 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$1,377,867	$—	$215,203
Distillates (1)	1,634,235	—	23,908
Other refined products (2)	800,937	—	—
Merchandise	—	—	52,142
Transportation and terminalling services	—	144,317	—
Other revenue	70,850	—	1,723
Total segment revenues (3)	$3,883,889	$144,317	$292,976
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at June 30, 2025, and December 31, 2024, consisted of the following (in thousands):

	Titled Inventory	Inventory Financing Agreements (1)	Total
June 30, 2025
Crude oil and feedstocks	$159,527	$127,080	$286,607
Refined products and blendstock	490,853	—	490,853
Warehouse stock and other (2)	246,479	17,540	264,019
Total	$896,859	$144,620	$1,041,479

December 31, 2024
Crude oil and feedstocks	$124,910	$178,070	$302,980
Refined products and blendstock	504,456	—	504,456
Warehouse stock and other (2)	281,882	—	281,882
Total	$911,248	$178,070	$1,089,318
________________________________________________________
(1)Please read Note 8—Inventory Financing Agreements for further information.
(2)Includes $171.2 million and $195.0 million of Renewable Identification Numbers (“RINs”) and environmental credits, reported at the lower of cost or net realizable value, as of June 30, 2025, and December 31, 2024, respectively. Our renewable volume obligation and other gross environmental credit obligations of $301.2 million and $232.0 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.
As of June 30, 2025, there was no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2024, there was $2.3 million reserved for the lower of cost or net realizable value of inventory. As of June 30, 2025, and December 31, 2024, the current replacement cost exceeded the LIFO inventory carrying value by approximately $25.5 million and $31.9 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2025, and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Collateral posted with broker for derivative instruments (1)	$9,553	$38,618
Prepaid insurance	7,377	19,718
Deferred financing costs	217	—
Derivative assets	42,558	12,855
Prepaid environmental credits	45,053	—
Other	17,757	21,336
Total	$122,515	$92,527
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.
Note 8—Inventory Financing Agreements
Inventory Intermediation Agreement
On May 31, 2024, Par Hawaii Refining, LLC (“PHR“), our wholly owned subsidiary, entered into an inventory intermediation agreement with Citigroup Energy Inc. (“Citi”) (the “Inventory Intermediation Agreement”) to support our Hawaii refining operations. Pursuant to the Inventory Intermediation Agreement, Citi will finance and hold title to crude oil in storage tanks and certain crude oil in transit to be consumed by PHR’s refinery located in Kapolei, Hawaii (the “Hawaii Refinery”). In connection with the Inventory Intermediation Agreement, Citi will enter into certain hedging transactions, in each case, on terms and subject to conditions set forth in the Inventory Intermediation Agreement. The net cash proceeds of $203.1 million, presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows for the six months ended June 30, 2024, were used to settle a portion of PHR’s outstanding obligations under the prior J. Aron intermediation agreement. On June 27, 2025, we entered into an amendment to the Inventory Intermediation Agreement to, among other things, facilitate entry into the Product Financing Agreement (as defined below) and revise certain other terms and conditions. As of June 30, 2025, and December 31, 2024, there were $161.0 million and $194.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.
Product Financing Agreement
On June 27, 2025, we entered into a RINs financing agreement with Citi (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs, which is not to exceed $450 million in the aggregate when combined with obligations under the Inventory Intermediation Agreement. Pursuant to the Product Financing Agreement, from time to time, we may elect to sell surplus RINs and contemporaneously enter into a corresponding obligation to repurchase identical RINs at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded. The subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows. As of June 30, 2025, there were $25.1 million of product financing obligations under the Product Financing Agreement.
Supply and Offtake Agreement
Prior to May 31, 2024, we were a party to a supply and offtake agreement (the “Supply and Offtake Agreement") with J. Aron & Company, LLC (“J. Aron”) to support our Hawaii refining operations. Under the Supply and Offtake Agreement, which was accounted for in a manner consistent with a product financing arrangement, we paid or received certain fees from J. Aron based on changes in market prices over time. The amount due to or from J. Aron was recorded as an adjustment to our Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. The Supply and Offtake Agreement expired on May 31, 2024, and we entered into the Inventory Intermediation Agreement. In the second quarter of 2024, we paid $382.1 million and $60.9 million to settle our remaining J. Aron obligation and Discretionary Draw Facility obligations, respectively. These payments are presented within Payments for termination of inventory financing

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

agreements and Net borrowings (repayments) of deferred payment arrangements and receivable advances in our condensed consolidated statement of cash flows for the six months ended June 30, 2024. In connection with the termination of the Supply and Offtake Agreement, we recognized termination costs of $0.2 million, which are recorded in Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the three and six months ended June 30, 2024.
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
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$10,877	$6,036	$16,477	$6,036
Interest expense and financing costs, net	332	105	664	105
Supply and Offtake Agreement
Inventory intermediation fees (1)	—	11,880	—	30,918
Interest expense and financing costs, net	—	1,088	—	2,872
LC Facility due 2024
Interest expense and financing costs, net	—	524	—	1,142
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $4.7 million and $9.2 million for the three and six months ended June 30, 2025, respectively, and $4.6 million for both the three and six months ended June 30, 2024. Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $4.6 million and $13.5 million for the three and six months ended June 30, 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Note 9—Other Accrued Liabilities

Other accrued liabilities at June 30, 2025, and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$29,259	$34,130
Environmental credit obligations (1)	301,217	231,982
Derivative liabilities	70,212	19,548
Deferred revenue	4,109	16,247
Other	30,397	42,281
Total	$435,194	$344,188
___________________________________________________
(1)Please read Note 12—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $171.2 million and $195.0 million as of June 30, 2025, and December 31, 2024, respectively.
Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2025	December 31, 2024
ABL Credit Facility due 2028	$485,000	$483,000
Term Loan Credit Agreement due 2030	636,875	640,125
Other long-term debt	3,778	4,108
Principal amount of long-term debt	1,125,653	1,127,233
Less: unamortized discount and deferred financing costs	(13,180)	(14,266)
Total debt, net of unamortized discount and deferred financing costs	1,112,473	1,112,967
Less: current maturities, net of unamortized discount and deferred financing costs	(4,730)	(4,885)
Long-term debt, net of current maturities	$1,107,743	$1,108,082
As of June 30, 2025, and December 31, 2024, we had $31.5 million and $110.2 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $75.2 million and $57.1 million in surety bonds outstanding as of June 30, 2025, and December 31, 2024, respectively.
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, we entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”). On March 22, 2024, we entered into the Third Amendment (the “Third Amendment”) to the ABL Credit Facility. The Third Amendment provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $1.4 billion, (ii) future incremental increases up to $400 million, (iii) the joinder of PHR to the ABL Credit Facility as a Borrower, and (iv) certain other amendments to the ABL Credit Facility to permit a new intermediation facility in favor of PHR. We recorded deferred financing costs of $3.8 million related to the Third Amendment that will be amortized over the remaining term of the ABL Credit Facility. On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of June 30, 2025, the ABL Credit Facility had $485 million outstanding in revolving loans and a borrowing base of approximately $1.0 billion. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028. As of June 30, 2025, we had $477.8 million of availability under the ABL Credit Facility.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

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
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2025, we were in compliance with all of our debt instruments.
Note 11—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 12—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps expire in October 2026. At June 30, 2025, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	2,170	(2,595)	(425)
Swaps	105,583	(133,973)	(28,390)
Total	107,753	(136,568)	(28,815)
At June 30, 2025, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of June 30, 2025:

	2025	2026
Total open option collars	1,164	1,620
Weighted-average strike price - floor (in dollars)	$53.74	$45.16
Weighted-average strike price - ceiling (in dollars)	$82.91	$82.96
Earliest commencement date	July 2025	January 2026
Furthest expiry date	December 2025	December 2026

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of June 30, 2025. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. The interest rate collar transaction expires on May 31, 2026.
During the three months ended June 30, 2025, we entered into five additional interest rate collar transactions to reduce our variable interest rate risk related to the Term Loan Credit Agreement. These agreements are effective from May 31, 2026, through May 31, 2029, with a total notional amount of $250.0 million as of June 30, 2025. The terms of the agreements provide for an average interest rate cap of 5.50% and an average floor of 2.08%, based on the three month SOFR as of the fixing date. These transactions expire on May 31, 2029. The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2025, and December 31, 2024, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2025	December 31, 2024
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$40,564	$10,591
Commodity derivatives (1)	Other long-term assets	(1,614)	—
Commodity derivatives (2)	Other accrued liabilities	(3,361)	(13,456)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	(3,678)	(1,588)
Interest rate derivatives	Other liabilities	(758)	(24)
_________________________________________________________
(1)Does not include cash collateral of $9.6 million and $38.6 million recorded in Prepaid and other current assets as of June 30, 2025, and December 31, 2024, respectively. Does not include $2.0 million and $2.3 million recorded in Prepaid and other current assets as of June 30, 2025, and December 31, 2024, respectively, related to realized derivatives receivable.
(2)Does not include $66.9 million and $6.1 million recorded in Other accrued liabilities as of June 30, 2025, and December 31, 2024, respectively, related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2025	2024	2025	2024
Commodity derivatives	Cost of revenues (excluding depreciation)	$32,535	$(10,567)	$41,922	$(37,297)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	—	22,869	—	1,053
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	1,458	(409)	(2,090)	(409)
Interest rate derivatives	Interest expense and financing costs, net	(649)	37	(734)	881
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
For the Interim Periods Ended June 30, 2025 and 2024

difference between the carrying value and the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Instruments
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at June 30, 2025, or December 31, 2024. Please read Note 11—Derivatives for further information on derivatives.
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
Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2025, and December 31, 2024, are presented gross in the tables below (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$10,746	$391,564	$—	$402,310	$(363,360)	$38,950

Liabilities
Commodity derivatives	$(12,563)	$(354,158)	$—	$(366,721)	$363,360	$(3,361)
Citi repurchase obligation derivative	—	—	(3,678)	(3,678)	—	(3,678)
Interest rate derivatives	—	(758)	—	(758)	—	(758)
Gross environmental credit obligations (2) (3)	—	(85,381)	—	(85,381)	—	(85,381)
Total liabilities	$(12,563)	$(440,297)	$(3,678)	$(456,538)	$363,360	$(93,178)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

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
_________________________________________________________
(1)Does not include cash collateral of $9.6 million and $38.6 million as of June 30, 2025, and December 31, 2024, respectively, included within Prepaid and other current assets on our condensed consolidated balance sheets, respectively.
(2)Does not include RINs assets and other environmental credits of $171.2 million and $195.0 million presented in Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of June 30, 2025, and December 31, 2024, respectively, and $5.6 million included in Other long-term assets as of June 30, 2025.
(3)Does not include environmental liabilities of $215.9 million and $187.5 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, at beginning of period	$(5,136)	$(22,208)	$(1,588)	$(392)
Settlements	—	(661)	—	(661)
Total gains (losses) included in earnings (1)	1,458	22,460	(2,090)	644
Balance, at end of period	$(3,678)	$(409)	$(3,678)	$(409)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2025, and December 31, 2024, are as follows (in thousands):

	June 30, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$485,000	$485,000
Term Loan Credit Agreement due 2030 (2)	623,695	627,322
Product Financing Agreement (2)	25,122	25,122
Other long-term debt (2)	3,778	3,991

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

	December 31, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$483,000	$483,000
Term Loan Credit Agreement due 2030 (2)	625,859	636,924
Product Financing Agreement (2)	—	—
Other long-term debt (2)	4,108	4,412
_________________________________________________________
(1)The fair value measurements of the ABL Credit Facility are considered Level 3 measurements in the fair value hierarchy.
(2)The fair value measurements of the Term Loan Credit Agreement, Product Financing Agreement and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
The fair values of the Term Loan Credit Agreement and Other long-term debt were determined using a market approach based on quoted prices and the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.
The carrying value of our ABL Credit Facility and Product Financing Agreement were determined to approximate fair value as of June 30, 2025. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease term, and weighted average discount rate as of June 30, 2025, and December 31, 2024, and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Finance	Property, plant, and equipment	$31,132	$30,655
Finance	Accumulated amortization	(15,859)	(14,543)
Finance	Property, plant, and equipment, net	15,273	16,112
Operating	Operating lease right-of-use (“ROU”) assets	435,227	428,120
Total right-of-use assets		$450,500	$444,232

Liabilities
Current
Finance	Other accrued liabilities	$2,302	$2,252
Operating	Operating lease liabilities	93,265	80,174
Long-term
Finance	Finance lease liabilities	10,923	11,690
Operating	Operating lease liabilities	359,970	362,092
Total lease liabilities		$466,460	$456,208

Weighted-average remaining lease term (in years)
Finance		10.17	10.26
Operating		6.74	7.17
Weighted-average discount rate
Finance		7.03%	6.97%
Operating		7.72%	7.76%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (income) type	2025	2024	2025	2024
Finance lease cost
Amortization of finance lease ROU assets	$637	$590	$1,322	$1,134
Interest on lease liabilities	234	255	472	499
Operating lease cost	31,450	26,550	63,039	52,367
Variable lease cost	3,069	1,451	6,077	3,413
Short-term lease cost	2,232	2,018	4,501	4,076
Net lease cost	$37,622	$30,864	$75,411	$61,489

Operating lease income (1)	$(555)	$(1,035)	$(1,129)	$(4,900)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2025	2024
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,116	$858
Operating cash flows from finance leases	472	478
Operating cash flows from operating leases	59,207	51,490
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	471	1,619
ROU assets obtained in exchange for new operating lease liabilities	52,634	42,058
ROU assets terminated in exchange for release from operating lease liabilities	23	—
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2025 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2025 (1)	$1,499	$60,698	$62,197
2026	2,772	126,030	128,802
2027	2,608	116,400	119,008
2028	1,703	101,281	102,984
2029	1,293	23,174	24,467
2030	785	16,737	17,522
Thereafter	7,872	112,633	120,505
Total lease payments	18,532	556,953	575,485
Less amount representing interest	(5,528)	(103,497)	(109,025)
Present value of lease liabilities	$13,004	$453,456	$466,460
_________________________________________________________
(1)Represents the period from July 1, 2025, to December 31, 2025.
Additionally, we have $0.3 million in future undiscounted cash flows for finance leases that have not yet commenced. These leases are expected to commence when the equipment is made available to us. We have no future undiscounted cash flows for operating leases that have not yet commenced.
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
For the Interim Periods Ended June 30, 2025 and 2024

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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2025, we have accrued $12.7 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended June 30, 2025 and 2024

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
Note 15—Stockholders’ Equity
Share Repurchase Program
On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the three and six months ended June 30, 2025, 1.6 million and 5.2 million shares were repurchased under this share repurchase program for $28.2 million and $79.4 million, respectively. The repurchased shares were retired by the Company upon receipt. During the three and six months ended June 30, 2024, 2.2 million and 3.1 million shares were repurchased under the prior share repurchase program for $67.1 million and $99.5 million, respectively. As of June 30, 2025, there was $181.3 million of authorization remaining under the current share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted Stock Awards	$3,170	$2,105	$5,668	$6,301
Restricted Stock Units	721	497	1,399	3,218
Stock Option Awards	358	279	728	9,772
On February 27, 2024, William Pate, our former Chief Executive Officer (“CEO”), announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the six months June 30, 2024, we recorded a total of $13.1 million of stock-based compensation expenses resulting from the equity awards modifications.
During the three and six months ended June 30, 2025, we granted 23 thousand and 706 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.3 million and $11.0 million, respectively. As of June 30, 2025, there were approximately $17.2 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.
During the three and six months ended June 30, 2025, we granted no stock option awards. As of June 30, 2025, there were approximately $5.1 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.8 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

During the six months ended June 30, 2025, we granted 213 thousand performance restricted stock units to executive officers; no grants were made for the three months ended June 30, 2025. These performance restricted stock units had a fair value of approximately $3.3 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2025, there were approximately $4.6 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.
Note 16—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$59,460	$18,638	$29,060	$14,887
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$59,460	$18,638	$29,060	$14,887

Basic weighted-average common stock shares outstanding	50,373	57,239	52,052	57,936
Plus: dilutive effects of common stock equivalents	463	806	338	466
Diluted weighted-average common stock shares outstanding	50,836	58,045	52,390	58,402

Basic income per common share	$1.18	$0.33	$0.56	$0.26
Diluted income per common share	$1.17	$0.32	$0.55	$0.25

Diluted income per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	326	324	521	228
Shares of stock options	666	238	927	119
Note 17—Income Taxes
Our income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.
For the three and six months ended June 30, 2025, our effective tax rate differs from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation and equity method investments.
For the three and six months ended June 30, 2024, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, and we are evaluating any impact on our financial position. We do not expect OBBBA to materially impact our effective tax rate or any cash flows from income taxes in the current fiscal year.
Note 18—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Segment asset information is not provided to our chief operating decision-maker.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,799,653	$—	$118,687	$(83,514)	$1,834,826
Other revenue	26,856	73,005	27,998	(69,247)	58,612
Total revenues	1,826,509	73,005	146,685	(152,761)	1,893,438
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	69,244	—	—	(69,244)	—
Other cost of revenues (excluding depreciation)	1,532,731	41,166	103,096	(83,514)	1,593,479
Total cost of revenues (excluding depreciation)	1,601,975	41,166	103,096	(152,758)	1,593,479
Operating expense (excluding depreciation)	123,597	4,797	20,286	—	148,680
Depreciation and amortization	24,919	6,530	2,510	753	34,712
General and administrative expense (excluding depreciation)	—	—	—	23,648	23,648
Equity earnings from refining and logistics investments	(5,493)	(1,812)	—	—	(7,305)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	4,690	4,690
Loss (gain) on sale of assets, net	191	(1,417)	—	—	(1,226)
Operating income (loss)	$81,320	$23,741	$20,793	$(29,094)	$96,760
Interest expense and financing costs, net					(22,106)
Debt extinguishment and commitment costs					—
Other loss, net					(163)
Equity earnings from Laramie Energy, LLC					1,856
Income before income taxes					76,347
Income tax expense					(16,887)
Net income					$59,460

Capital expenditures	$39,221	$6,981	$1,469	$455	$48,126

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Three Months Ended June 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,929,063	$—	$124,638	$(94,588)	$1,959,113
Other revenue	28,210	72,475	28,204	(70,534)	58,355
Total revenues	1,957,273	72,475	152,842	(165,122)	2,017,468
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	70,541	—	—	(70,541)	—
Other cost of revenues (excluding depreciation)	1,709,269	44,278	111,244	(94,594)	1,770,197
Total cost of revenues (excluding depreciation)	1,779,810	44,278	111,244	(165,135)	1,770,197
Operating expense (excluding depreciation)	116,509	4,701	22,870	—	144,080
Depreciation and amortization	21,691	7,193	2,675	585	32,144
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	(1,943)	(1,801)	—	—	(3,744)
Acquisition and integration costs	—	—	—	(152)	(152)
Par West redevelopment and other costs	—	—	—	3,071	3,071
Loss on sale of assets, net	—	63	—	—	63
Operating income (loss)	$41,206	$18,041	$16,053	$(26,659)	$48,641
Interest expense and financing costs, net					(20,434)
Debt extinguishment and commitment costs					(1,418)
Other loss, net					(124)
Equity losses from Laramie Energy, LLC					(1,360)
Income before income taxes					25,305
Income tax expense					(6,667)
Net income					$18,638

Capital expenditures	$29,763	$4,653	$1,528	$946	$36,890
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $152.8 million and $165.1 million for the three months ended June 30, 2025, and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Six Months Ended June 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$3,405,188	$—	$230,308	$(164,332)	$3,471,164
Other revenue	107,450	144,420	52,809	(137,369)	167,310
Total revenues	3,512,638	144,420	283,117	(301,701)	3,638,474
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	137,393	—	—	(137,393)	—
Other cost of revenues (excluding depreciation)	3,035,704	81,733	199,735	(164,333)	3,152,839
Total cost of revenues (excluding depreciation)	3,173,097	81,733	199,735	(301,726)	3,152,839
Operating expense (excluding depreciation)	242,217	9,162	41,455	—	292,834
Depreciation and amortization	51,316	13,349	5,172	1,461	71,298
General and administrative expense (excluding depreciation)	—	—	—	47,891	47,891
Equity earnings from refining and logistics investments	(10,782)	(4,037)	—	—	(14,819)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	8,672	8,672
Loss (gain) on sale of assets, net	191	(1,417)	1	—	(1,225)
Operating income (loss)	$56,599	$45,630	$36,754	$(57,999)	$80,984
Interest expense and financing costs, net					(43,954)
Debt extinguishment and commitment costs					(25)
Other expense, net					(534)
Equity earnings from Laramie Energy, LLC					2,582
Income before income taxes					39,053
Income tax expense					(9,993)
Net income					$29,060

Capital expenditures	$73,195	$10,802	$3,927	$1,135	$89,059

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Six Months Ended June 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$3,813,039	$—	$239,111	$(184,658)	$3,867,492
Other revenue	70,850	144,317	53,865	(138,221)	130,811
Total revenues	3,883,889	144,317	292,976	(322,879)	3,998,303
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	138,234	—	—	(138,234)	—
Other cost of revenues (excluding depreciation)	3,400,971	87,075	214,296	(184,667)	3,517,675
Total cost of revenues (excluding depreciation)	3,539,205	87,075	214,296	(322,901)	3,517,675
Operating expense (excluding depreciation)	242,977	8,513	45,850	—	297,340
Depreciation and amortization	43,961	13,968	5,791	1,080	64,800
General and administrative expense (excluding depreciation)	—	—	—	64,923	64,923
Equity earnings from refining and logistics investments	(6,060)	(3,778)	—	—	(9,838)
Acquisition and integration costs	—	—	—	91	91
Par West redevelopment and other costs	—	—	—	5,042	5,042
Loss (gain) on sale of assets, net	—	124	(10)	—	114
Operating income (loss)	$63,806	$38,415	$27,049	$(71,114)	$58,156
Interest expense and financing costs, net					(38,318)
Debt extinguishment and commitment costs					(1,418)
Other expense, net					(2,700)
Equity earnings from Laramie Energy, LLC					3,203
Income before income taxes					18,923
Income tax expense					(4,036)
Net income					$14,887

Capital expenditures	$46,059	$9,423	$2,828	$1,222	$59,532
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $301.7 million and $322.9 million for the six months ended June 30, 2025 and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2025 and 2024

Note 19—Subsequent Events
Renewable Fuels Facility Joint Venture
On July 21, 2025, we and Hawaii Renewables, LLC, a subsidiary of the Company (“ProjectCo”), entered into a definitive Equity Contribution Agreement (the “Equity Contribution Agreement”) with Alohi Renewable Energy, LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, pursuant to which we and Alohi will establish ProjectCo as a joint venture, with Alohi owning a 36.5% equity interest in ProjectCo and the Company owning the remaining interest. The joint venture is being formed for the development, construction, ownership and operation of the renewable fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”). Upon the closing of the transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, a subsidiary of the Company will operate and manage the Renewable Fuels Facility on behalf of ProjectCo and provide certain services, such as construction management services, operating and corporate services and terminalling services, to ProjectCo. In addition, at the closing of the transaction, we will contribute to ProjectCo certain assets related to the Renewable Fuels Facility, we will commit to making cash contributions to ProjectCo of up to $21 million (less certain costs incurred prior to closing) to complete the engineering, construction and delivery of the Renewable Fuels Facility through its commercial operation date, and Alohi will contribute to ProjectCo $100 million in cash. The Renewable Fuels Facility is expected to be completed and operational by the end of 2025.

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
Recent Events Affecting Comparability of Periods
Operational Update
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations. The 66 days of idle time impacted comparability between the six months ended June 30, 2025, and June 30, 2024.
Renewable Fuels Facility Joint Venture
On July 21, 2025, we and Hawaii Renewables, LLC, a subsidiary of the Company (“ProjectCo”), entered into a definitive Equity Contribution Agreement (the “Equity Contribution Agreement”) with Alohi Renewable Energy, LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, pursuant to which we and Alohi will establish ProjectCo as a joint venture, with Alohi owning a 36.5% equity interest in ProjectCo and the Company owning the remaining interest. The joint venture is being formed for the development, construction, ownership and operation of the renewable fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”). Upon the closing of the transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, a subsidiary of the Company will operate and manage the Renewable Fuels Facility on behalf of ProjectCo and provide certain services, such as construction management services, operating and corporate services and terminalling services, to ProjectCo. In addition, at the closing of the transaction, we will contribute to ProjectCo certain assets related to the Renewable Fuels Facility, we will commit to making cash contributions to ProjectCo of up to $21 million (less certain costs incurred prior to closing) to complete the engineering, construction and delivery of the Renewable Fuels Facility through its commercial operation date, and Alohi will contribute to ProjectCo $100 million in cash. The Renewable Fuels Facility is expected to be completed and operational by the end of 2025.
Economic Update
Energy prices are, among other factors, indicators of inflation. Crude oil pricing decreased in the first half of 2025 compared to the first half of 2024. Brent crude oil pricing averaged $70.82 per barrel in the first half of 2025 compared to $83.39 per barrel in the first half of 2024. Average U.S. retail gasoline prices decreased to $3.25 per gallon in the first half of 2025 compared to $3.52 per gallon in the first half of 2024. The overall energy price index increased 7.5% year over year as of June 30, 2025. The U.S. Energy Information Administration (“EIA”) in its July 2025 short term energy outlook forecasts average Brent crude oil pricing to decrease to $69 per barrel in 2025 and $58 per barrel in 2026 due to increased global oil inventories driven by Organization of the Petroleum Exporting Countries (“OPEC”) reversing production cuts and weak global demand growth. On March 5, 2025, OPEC agreed to gradually increase oil production, starting in April 2025, after a period of voluntary output cuts, with the plan being to reverse the 2.2 million barrels per day cuts over an 18-month period. On April 3, 2025, OPEC agreed to phase out oil output cuts by increasing output by 411,000 barrels per day beginning in May 2025. On July 5, 2025, OPEC agreed to increase output by 548,000 barrels per day beginning in August 2025. While inflation has increased relative to the prior year, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations in the first half of 2025.
Geopolitical tensions in the Middle East and Red Sea region continue in 2025 putting upward pressure on prices. The overall effect of these conflicts and associated actions taken to limit the purchase of Russian petroleum products impacted freight movements and raised the operating costs of many European and other refineries.
Effective August 1, 2025, the U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions. Those policies, along with retaliatory actions by some trading partners and ongoing negotiations around trade policy, have led to increased volatility and unpredictability for global trade.
Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

Results of Operations
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Net Income. Our financial results for the second quarter of 2025 improved from net income of $18.6 million for the three months ended June 30, 2024, to net income of $59.5 million for the three months ended June 30, 2025. The increase was primarily driven by a $40.1 million increase in our refining segment operating income, a $5.7 million increase in our logistics operating income, and a $4.7 million increase in our retail operating income, partially offset by a $10.2 million increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the three months ended June 30, 2025, Adjusted EBITDA was $137.8 million compared to $81.6 million for the three months ended June 30, 2024. The $56.2 million increase was primarily related to a $55.2 million increase in refining segment Adjusted Gross Margin and a $3.6 million increase in our logistics segment Adjusted Gross Margin, partially offset by a $4.6 million increase in operating expenses. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the three months ended June 30, 2025, Adjusted Net Income was $78.3 million compared to $28.5 million for the three months ended June 30, 2024. The $49.8 million improvement was primarily related to the factors described above for the increase in Adjusted EBITDA and a $1.5 million of cash distributions from Laramie Energy in 2024 with no similar activity in 2025, partially offset by a $2.6 million increase in D&A and a $1.0 million increase in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains).
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Net Income. Our financial results improved from net income of $14.9 million for the six months ended June 30, 2024, to net income of $29.1 million for the six months ended June 30, 2025. The $14.2 million increase was driven by a $17.0 million decrease in general and administrative expenses, a $9.8 million increase in retail segment operating income, a $7.2 million increase in logistics segment operating income, partially offset by an $7.2 million decrease in refining segment operating income, a $5.7 million increase in interest expense and financing costs, and a $6.0 million increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the six months ended June 30, 2025, Adjusted EBITDA was $148.0 million compared to $176.3 million for the six months ended June 30, 2024. The $28.3 million decrease was primarily due to a $47.6 million decrease in our refining segment Adjusted Gross Margin, partially offset by a $5.7 million increase in our logistics segment Adjusted Gross Margin, a $4.7 million increase in our retail segment Adjusted Gross Margin, a $4.3 million decrease in operating expenses, excluding severance, a $2.3 million decrease in general and administrative expense, excluding depreciation and severance, and a $2.2 million decrease in other expense. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the six months ended June 30, 2025, Adjusted Net Income was $28.0 million compared to $70.2 million for the six months ended June 30, 2024. The $42.2 million decline was primarily related to the same factors described above for the decrease in Adjusted EBITDA, combined with a $6.5 million increase in D&A and a $4.0 million increase in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), a $1.5 million of cash distributions from Laramie Energy in 2024 with no similar activity in 2025, and a $1.0 million increase in interest, taxes, and depreciation expense related to our YELP and YPLC investments.

The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$1,893,438	$2,017,468	$(124,030)	(6)%
Cost of revenues (excluding depreciation)	1,593,479	1,770,197	(176,718)	(10)%
Operating expense (excluding depreciation)	148,680	144,080	4,600	3%
Depreciation and amortization	34,712	32,144	2,568	8%
General and administrative expense (excluding depreciation)	23,648	23,168	480	2%
Equity earnings from refining and logistics investments	(7,305)	(3,744)	(3,561)	(95)%
Acquisition and integration costs	—	(152)	152	100%
Par West redevelopment and other costs	4,690	3,071	1,619	53%
Loss (gain) on sale of assets, net	(1,226)	63	(1,289)	(2,046)%
Total operating expenses	1,796,678	1,968,827
Operating income	96,760	48,641
Other income (expense)
Interest expense and financing costs, net	(22,106)	(20,434)	(1,672)	8%
Debt extinguishment and commitment costs	—	(1,418)	1,418	(100)%
Other expense, net	(163)	(124)	(39)	31%
Equity earnings (losses) from Laramie Energy, LLC	1,856	(1,360)	3,216	236%
Total other expense, net	(20,413)	(23,336)
Income before income taxes	76,347	25,305
Income tax expense	(16,887)	(6,667)	(10,220)	153%
Net income	$59,460	$18,638

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$3,638,474	$3,998,303	$(359,829)	(9)%
Cost of revenues (excluding depreciation)	3,152,839	3,517,675	(364,836)	(10)%
Operating expense (excluding depreciation)	292,834	297,340	(4,506)	(2)%
Depreciation and amortization	71,298	64,800	6,498	10%
General and administrative expense (excluding depreciation)	47,891	64,923	(17,032)	(26)%
Equity earnings from refining and logistics investments	(14,819)	(9,838)	(4,981)	(51)%
Acquisition and integration costs	—	91	(91)	(100)%
Par West redevelopment and other costs	8,672	5,042	3,630	72%
Loss (gain) on sale of assets, net	(1,225)	114	(1,339)	(1,175)%
Total operating expenses	3,557,490	3,940,147
Operating income	80,984	58,156
Other income (expense)
Interest expense and financing costs, net	(43,954)	(38,318)	(5,636)	15%
Debt extinguishment and commitment costs	(25)	(1,418)	1,393	(98)%
Other expense, net	(534)	(2,700)	2,166	(80)%
Equity earnings from Laramie Energy, LLC	2,582	3,203	(621)	(19)%
Total other expense, net	(41,931)	(39,233)
Income before income taxes	39,053	18,923
Income tax expense	(9,993)	(4,036)	(5,957)	148%
Net income	$29,060	$14,887

The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2025 and 2024 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,826,509	$73,005	$146,685	$(152,761)	$1,893,438
Cost of revenues (excluding depreciation)	1,601,975	41,166	103,096	(152,758)	1,593,479
Operating expense (excluding depreciation)	123,597	4,797	20,286	—	148,680
Depreciation and amortization	24,919	6,530	2,510	753	34,712
General and administrative expense (excluding depreciation)	—	—	—	23,648	23,648
Equity earnings from refining and logistics investments	(5,493)	(1,812)	—	—	(7,305)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	4,690	4,690
Loss (gain) on sale of assets, net	191	(1,417)	—	—	(1,226)
Operating income (loss)	$81,320	$23,741	$20,793	$(29,094)	$96,760

Three months ended June 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,957,273	$72,475	$152,842	$(165,122)	$2,017,468
Cost of revenues (excluding depreciation)	1,779,810	44,278	111,244	(165,135)	1,770,197
Operating expense (excluding depreciation)	116,509	4,701	22,870	—	144,080
Depreciation and amortization	21,691	7,193	2,675	585	32,144
General and administrative expense (excluding depreciation)	—	—	—	23,168	23,168
Equity earnings from refining and logistics investments	(1,943)	(1,801)	—	—	(3,744)
Acquisition and integration costs	—	—	—	(152)	(152)
Par West redevelopment and other costs	—	—	—	3,071	3,071
Loss on sale of assets, net	—	63	—	—	63
Operating income (loss)	$41,206	$18,041	$16,053	$(26,659)	$48,641
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $152.8 million and $165.1 million for the three months ended June 30, 2025 and 2024, respectively.

Six months ended June 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,512,638	$144,420	$283,117	$(301,701)	$3,638,474
Cost of revenues (excluding depreciation)	3,173,097	81,733	199,735	(301,726)	3,152,839
Operating expense (excluding depreciation)	242,217	9,162	41,455	—	292,834
Depreciation and amortization	51,316	13,349	5,172	1,461	71,298
General and administrative expense (excluding depreciation)	—	—	—	47,891	47,891
Equity earnings from refining and logistics investments	(10,782)	(4,037)	—	—	(14,819)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	8,672	8,672
Loss (gain) on sale of assets, net	191	(1,417)	1	—	(1,225)
Operating income (loss)	$56,599	$45,630	$36,754	$(57,999)	$80,984

Six months ended June 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,883,889	$144,317	$292,976	$(322,879)	$3,998,303
Cost of revenues (excluding depreciation)	3,539,205	87,075	214,296	(322,901)	3,517,675
Operating expense (excluding depreciation)	242,977	8,513	45,850	—	297,340
Depreciation and amortization	43,961	13,968	5,791	1,080	64,800
General and administrative expense (excluding depreciation)	—	—	—	64,923	64,923
Equity earnings from refining and logistics investments	(6,060)	(3,778)	—	—	(9,838)
Acquisition and integration costs	—	—	—	91	91
Par West redevelopment and other costs	—	—	—	5,042	5,042
Loss (gain) on sale of assets, net	—	124	(10)	—	114
Operating income (loss)	$63,806	$38,415	$27,049	$(71,114)	$58,156
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $301.7 million and $322.9 million for the six months ended June 30, 2025 and 2024, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Refining Segment
Feedstocks Throughput (Mbpd)	186.6	179.8	181.4	180.0
Refined product sales volume (Mbpd)	204.5	191.2	194.6	192.0

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$13.65	$10.79	$10.24	$11.71
Production costs per bbl ($/throughput bbl) (2)	7.20	7.04	7.30	7.32
D&A per bbl ($/throughput bbl)	1.47	1.33	1.56	1.34

Hawaii Refinery
Feedstocks Throughput (Mbpd)	88.1	81.0	83.8	80.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.9%	27.3%	26.4%	26.2%
Distillates	40.4%	37.9%	37.6%	38.0%
Fuel oils	29.1%	30.0%	30.6%	32.0%
Other products	1.0%	1.4%	2.4%	0.1%
Total yield	97.4%	96.6%	97.0%	96.3%

Refined product sales volume (Mbpd)	88.5	82.2	88.6	84.9

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$10.18	$10.07	$9.57	$12.02
Production costs per bbl ($/throughput bbl) (2)	4.18	4.50	4.48	4.67
D&A per bbl ($/throughput bbl)	0.25	0.57	0.24	0.58

Montana Refinery
Feedstocks Throughput (Mbpd)	44.2	37.7	48.0	45.1
Yield (% of total throughput)
Gasoline and gasoline blendstocks	45.3%	56.6%	45.3%	51.3%
Distillates	30.4%	25.2%	31.5%	29.6%
Asphalt	13.9%	6.9%	12.5%	8.7%
Other products	4.3%	5.0%	3.7%	4.5%
Total yield	93.9%	93.7%	93.0%	94.1%

Refined product sales volume (Mbpd)	55.6	48.2	51.5	49.9

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$22.30	$16.89	$13.02	$15.20
Production costs per bbl ($/throughput bbl) (2)	14.18	16.18	12.22	14.09
D&A per bbl ($/throughput bbl)	2.83	1.84	2.56	1.59

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Washington Refinery
Feedstocks Throughput (Mbpd)	40.8	41.2	39.7	36.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.1%	24.7%	23.7%	24.2%
Distillates	35.2%	34.4%	35.5%	34.0%
Asphalt	18.8%	18.0%	17.1%	19.3%
Other products	19.5%	20.0%	20.1%	19.1%
Total yield	96.6%	97.1%	96.4%	96.6%

Refined product sales volume (Mbpd)	45.7	40.2	41.1	38.2

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$11.47	$4.67	$6.94	$5.30
Production costs per bbl ($/throughput bbl) (2)	3.73	3.66	3.94	4.70
D&A per bbl ($/throughput bbl)	1.91	1.83	1.96	2.09

Wyoming Refinery
Feedstocks Throughput (Mbpd)	13.5	19.9	9.9	18.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	44.1%	44.3%	46.1%	46.8%
Distillates	47.3%	48.9%	46.8%	47.6%
Fuel oils	3.5%	2.2%	3.1%	2.1%
Other products	3.1%	3.1%	2.4%	2.1%
Total yield	98.0%	98.5%	98.4%	98.6%

Refined product sales volume (Mbpd)	14.7	20.6	13.4	19.0

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$18.57	$14.74	$19.01	$14.83
Production costs per bbl ($/throughput bbl) (2)	14.50	7.08	20.81	7.46
D&A per bbl ($/throughput bbl)	3.64	2.36	6.37	2.56

Market Indices (average $ per barrel)
Hawaii Index (3)	$8.57	$7.41	$8.35	$9.74
Montana Index (4)	20.29	19.15	13.72	18.12
Washington Index (5)	15.37	7.25	9.79	6.21
Wyoming Index (6)	21.41	17.45	20.86	17.34
Combined Index (7)	13.76	10.95	10.59	11.89

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack (3)	$13.56	$12.49	$13.34	$15.58
Montana 6.3.2.1 Product Crack (4)	29.00	25.50	23.04	22.33
Washington 3.1.1.1 Product Crack (5)	24.16	15.76	18.12	13.63
Wyoming 2.1.1 Product Crack (6)	22.68	19.33	22.21	18.69

Crude Oil Prices (average $ per barrel) (8)
Brent	$66.71	$85.03	$70.82	$83.39
WTI	63.68	80.66	67.53	78.78
ANS (-) Brent	3.67	2.72	2.93	1.70
Bakken Guernsey (-) WTI	(1.00)	(1.45)	(1.40)	(1.74)
Bakken Williston (-) WTI	(2.20)	(3.16)	(2.64)	(2.73)
WCS Hardisty (-) WTI	(9.41)	(12.52)	(10.92)	(14.76)
MSW (-) WTI	(1.67)	(3.07)	(3.42)	(4.79)
Syncrude (-) WTI	2.17	2.53	0.11	(0.35)
Brent M1-M3	1.42	1.30	1.32	1.18
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Total Refining Segment Adjusted Gross Margin per barrel is presented net of intercompany profit in inventory of approximately $0.29 per barrel and $0.19 per barrel for the three and six months ended June 30, 2025, respectively, which represents margin on intercompany sales where the inventory remains on our condensed consolidated balance sheet at period end.
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
Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail Segment
Retail sales volumes (thousands of gallons)	30,848	30,523	60,279	59,953
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
    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2025	Refining	Logistics	Retail
Operating income	$81,320	$23,741	$20,793
Operating expense (excluding depreciation)	123,597	4,797	20,286
Depreciation and amortization	24,919	6,530	2,510
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,204	751	—
Inventory valuation adjustment	28,530	—	—
Environmental obligation mark-to-market adjustments	1,360	—	—
Unrealized gain on derivatives	(28,815)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—
Loss (gain) on sale of assets, net	191	(1,417)	—
Adjusted Gross Margin (1)	$231,780	$34,402	$43,589

Three months ended June 30, 2024	Refining	Logistics	Retail
Operating income	$41,206	$18,041	$16,053
Operating expense (excluding depreciation)	116,509	4,701	22,870
Depreciation and amortization	21,691	7,193	2,675
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	661	761	—
Inventory valuation adjustment	(21,101)	—	—
Environmental obligation mark-to-market adjustments	(3,504)	—	—
Unrealized loss on derivatives	21,141	—	—
Loss on sale of assets, net	—	63	—
Adjusted Gross Margin (1) (2)	$176,603	$30,759	$41,598

Six months ended June 30, 2025	Refining	Logistics	Retail
Operating income	$56,599	$45,630	$36,754
Operating expense (excluding depreciation)	242,217	9,162	41,455
Depreciation and amortization	51,316	13,349	5,172
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	2,356	1,717	—
Inventory valuation adjustment	16,843	—	—
Environmental obligation mark-to-market adjustments	6,314	—	—
Unrealized gain on derivatives	(38,257)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(1,471)	—	—
Loss (gain) on sale of assets, net	191	(1,417)	1
Adjusted Gross Margin (1)	$336,108	$68,441	$83,382

Six months ended June 30, 2024	Refining	Logistics	Retail
Operating income	$63,806	$38,415	$27,049
Operating expense (excluding depreciation)	242,977	8,513	45,850
Depreciation and amortization	43,961	13,968	5,791
Par’s portion of interest, taxes, and depreciation expense from refining and logistics investments	1,379	1,689	—
Inventory valuation adjustment	(20,476)	—	—
Environmental obligation mark-to-market adjustments	(13,767)	—	—
Unrealized loss on derivatives	65,833	—	—
Loss (gain) on sale of assets, net	—	124	(10)
Adjusted Gross Margin (1) (2)	$383,713	$62,709	$78,680
____________________________________________________________________________
(1)For the three and six months ended June 30, 2025 and 2024, there was no impairment expense in Operating income.
(2)For the three and six months ended June 30, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.
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
    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$59,460	$18,638	$29,060	$14,887
Inventory valuation adjustment	28,530	(21,101)	16,843	(20,476)
Environmental obligation mark-to-market adjustments	1,360	(3,504)	6,314	(13,767)
Unrealized loss (gain) on derivatives	(28,166)	21,104	(37,523)	64,952
Par West redevelopment and other costs	4,690	3,071	8,672	5,042
Acquisition and integration costs	—	(152)	—	91
Debt extinguishment and commitment costs	—	1,418	25	1,418
Changes in valuation allowance and other deferred tax items (1)	15,473	6,162	8,579	3,531
Severance costs and other non-operating expense (2)	552	—	1,278	16,138
Loss (gain) on sale of assets, net	(1,226)	63	(1,225)	114
Equity earnings from Laramie Energy, LLC, excluding cash distributions	(1,856)	2,845	(2,582)	(1,718)
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	(1,471)	—
Adjusted Net Income (3) (4)	78,291	28,544	27,970	70,212
Depreciation and amortization	34,712	32,144	71,298	64,800
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	21,457	20,471	43,220	39,199
Laramie Energy, LLC cash distributions to Par	—	(1,485)	—	(1,485)
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,955	1,422	4,073	3,068
Income tax expense	1,414	505	1,414	505
Adjusted EBITDA (3)	$137,829	$81,601	$147,975	$176,299
________________________________________
(1)For the three and six months ended June 30, 2025, we recognized a non-cash deferred tax expense of $15.5 million and $8.6 million, respectively, related to deferred state and federal tax liabilities. For the three and six months ended June 30, 2024, we recognized a non-cash deferred tax expense of $6.2 million and $3.5 million, respectively, related to deferred state and federal tax liabilities. This tax expense is included in Income tax expense (benefit) on our condensed consolidated statements of operations.
(2)For the six months ended June 30, 2025 and 2024, we incurred $0.3 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the six months ended June 30, 2024, we incurred $2.3 million for an estimated legal settlement unrelated to current operating activities.
(3)For the three and six months ended June 30, 2025 and 2024, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during the reporting periods.
(4)For the three and six months ended June 30, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.
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

The following table presents a reconciliation of Adjusted EBITDA by segment to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for our operating segments for the periods indicated (in thousands):

Three Months Ended June 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$81,320	$23,741	$20,793	$(29,094)
Depreciation and amortization	24,919	6,530	2,510	753
Inventory valuation adjustment	28,530	—	—	—
Environmental obligation mark-to-market adjustments	1,360	—	—	—
Unrealized gain on commodity derivatives	(28,815)	—	—	—
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	—	—	4,690
Severance costs and other non-operating expense	201	193	44	114
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—	—
Loss (gain) on sale of assets, net	191	(1,417)	—	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,204	751	—	—
Other loss, net	—	—	—	(163)
Adjusted EBITDA (1)	$108,384	$29,798	$23,347	$(23,700)

Three Months Ended June 30, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$41,206	$18,041	$16,053	$(26,659)
Depreciation and amortization	21,691	7,193	2,675	585
Inventory valuation adjustment	(21,101)	—	—	—
Environmental obligation mark-to-market adjustments	(3,504)	—	—	—
Unrealized loss on commodity derivatives	21,141	—	—	—
Acquisition and integration costs	—	—	—	(152)
Par West redevelopment and other costs	—	—	—	3,071
Loss on sale of assets, net	—	63	—	—
Par's portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	661	761	—
Other loss, net	—	—	—	(124)
Adjusted EBITDA (1) (2)	$60,094	$26,058	$18,728	$(23,279)

Six months ended June 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$56,599	$45,630	$36,754	$(57,999)
Depreciation and amortization	51,316	13,349	5,172	1,461
Inventory valuation adjustment	16,843	—	—	—
Environmental obligation mark-to-market adjustments	6,314	—	—	—
Unrealized gain on commodity derivatives	(38,257)	—	—	—
Acquisition and integration costs	—	—	—	—
Severance costs and other non-operating expenses	201	193	44	840
Par West redevelopment and other costs	—	—	—	8,672
Par's portion of accounting policy differences from refining and logistics investments	(1,471)	—	—	—
Loss (gain) on sale of assets, net	191	(1,417)	1	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,356	1,717	—	—
Other loss, net	—	—	—	(534)
Adjusted EBITDA (1)	$94,092	$59,472	$41,971	$(47,560)

Six months ended June 30, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$63,806	$38,415	$27,049	$(71,114)
Depreciation and amortization	43,961	13,968	5,791	1,080
Inventory valuation adjustment	(20,476)	—	—	—
Environmental obligation mark-to-market adjustments	(13,767)	—	—	—
Unrealized loss on commodity derivatives	65,833	—	—	—
Acquisition and integration costs	—	—	—	91
Severance costs and other non-operating expenses	642	—	—	15,496
Par West redevelopment and other costs	—	—	—	5,042
Loss (gain) on sale of assets, net	—	124	(10)	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,379	1,689	—	—
Other loss, net	—	—	—	(2,700)
Adjusted EBITDA (1) (2)	$141,378	$54,196	$32,830	$(52,105)
________________________________________
(1)For the three and six months ended June 30, 2025 and 2024, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
(2)For the three and six months ended June 30, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.

Factors Impacting Segment Results
Operating Income
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Refining. Operating income for our refining segment was $81.3 million for the three months ended June 30, 2025, an increase of $40.1 million compared to $41.2 million for the three months ended June 30, 2024. Please read the Adjusted Gross Margin discussion below for additional information. The increase in operating income was primarily driven by:

•	an increase of $58.4 million primarily related to higher crack spreads across all our refineries,
•	an increase of $51.7 million related to favorable derivative impacts,
•	an increase of $35.6 million related to higher refined product sales volumes at our Montana, Washington, and Hawaii refineries, and
•	a decrease in purchased product costs of $22.0 million at our Hawaii refinery, partially offset by:

•	a decrease of $105.0 million related to unfavorable changes in feedstock differentials at our Hawaii, Montana, and Washington refineries, and
•	an increase of $26.9 million in consolidated environmental costs across all our refineries, primarily driven by current period production.
Logistics. Operating income for our logistics segment was $23.7 million for the three months ended June 30, 2025, an increase of $5.7 million compared to $18.0 million for the three months ended June 30, 2024. The increase was primarily due to lower repair and maintenance costs, lower variable costs, an increase in third-party revenues of $1.8 million, and a $1.2 million gain on sale of assets, net, related to the sale of property in Hawaii, partially offset by a decrease of $3.1 million related to lower throughput as a result of the Wyoming operational incident.
Retail. Operating income for our retail segment was $20.8 million for the three months ended June 30, 2025, an increase of $4.7 million compared to $16.1 million for the three months ended June 30, 2024. The increase was primarily due to a $2.6 million decrease in operating expenses primarily driven by lower employee costs, outside services expenses, and repair and maintenance expenses. Other factors contributing to the increased profitability were a $1.2 million increase related to higher fuel margins and $0.7 million related to higher merchandise margins.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Refining. Operating income for our refining segment was $56.6 million for the six months ended June 30, 2025, a decrease of $7.2 million compared to $63.8 million for the six months ended June 30, 2024. The decrease in operating income was primarily driven by:

•	a decrease of $128.8 million related to unfavorable changes in feedstock costs across all of our refineries, and
•	a decrease of $55.0 million driven by an increase in environmental costs driven by current period production and changes in the value of our Washington CCA liabilities, partially offset by:

•	an increase of $95.4 million due to favorable derivative impacts across our refineries,
•	a favorable change of $33.7 million related to higher sales volumes and other gross margin impacts,
•	an increase of $28.0 million due to favorable impacts related to our Inventory Intermediation Agreement step-out obligation, and
•	a decrease of $20.0 million in other inventory financing costs at our Hawaii refinery.
Logistics. Operating income for our logistics segment was $45.6 million for the six months ended June 30, 2025, an increase of $7.2 million compared to $38.4 million for the six months ended June 30, 2024. The increase was primarily due to a decrease in cost of revenues of $5.3 million driven by lower repair and maintenance costs, lower variable expenses, lower environmental costs, and a $1.2 million gain on sale of assets, net, related to the sale of property in Hawaii, partially offset by lower gross margin related to the Wyoming operational incident.
Retail. Operating income for our retail segment was $36.8 million for the six months ended June 30, 2025, an increase of $9.8 million compared to $27.0 million for the six months ended June 30, 2024. The increase in operating income was primarily due to a decrease in operating expenses of $4.4 million driven by decreases in employee costs, repairs and maintenance expenses, and outside services costs. Other impacts include a $4.2 million increase in fuel margins and a $1.3 million increase in merchandise margins.
Adjusted Gross Margin
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Refining. For the three months ended June 30, 2025, our refining Adjusted Gross Margin was $231.8 million, an increase of $55.2 million compared to $176.6 million for the three months ended June 30, 2024. The increase was primarily driven by a $58.4 million increase in crack spreads and other factors described below.
•Adjusted Gross Margin for the Montana refinery increased by $5.41 per barrel from $16.89 per barrel during the three months ended June 30, 2024, to $22.30 per barrel during the three months ended June 30, 2025. The increase in Adjusted Gross Margin was primarily due to favorable crack spreads, favorable impacts from realized derivatives, and lower inventory financing fees, partially offset by unfavorable changes in feedstock costs and an increase in environmental costs primarily driven by current period production. The Montana Index improved $1.14 per barrel, or 6%, in the second quarter of 2025 compared to the comparable period in 2024.
•Adjusted Gross Margin for the Washington refinery increased by $6.80 per barrel from $4.67 per barrel during the three months ended June 30, 2024, to $11.47 per barrel during the three months ended June 30, 2025. The increase was primarily due to favorable crack spreads, partially offset by an increase in environmental costs primarily driven by current period production and unfavorable changes in crude oil differentials and feedstock costs. The Washington Index improved $8.12 per barrel, or 112%, in the second quarter of 2025 compared to the comparable period in 2024. WTI pricing declined $16.98, or 21%, in the second quarter of 2025 compared to the comparable period in 2024.
•Adjusted Gross Margin for the Hawaii refinery increased by $0.11 per barrel from $10.07 per barrel during the three months ended June 30, 2024, to $10.18 per barrel during the three months ended June 30, 2025. The increase in Adjusted Gross Margin was primarily due to higher crack spreads, lower purchased product costs, and lower inventory financing fees, partially offset by higher feedstock costs. The Hawaii Index improved $1.16 per barrel, or 16%, in the second quarter of 2025 compared to the comparable period in 2024.
•Adjusted Gross Margin for the Wyoming refinery increased by $3.83 per barrel from $14.74 per barrel during the three months ended June 30, 2024, to $18.57 per barrel during the three months ended June 30, 2025. The increase was primarily driven by higher crack spreads. The Wyoming Index improved $3.96 per barrel, or 23%, in the second quarter of 2025 compared to the comparable period in 2024.
Logistics. For the three months ended June 30, 2025, our logistics Adjusted Gross Margin was $34.4 million, an increase of $3.6 million compared to $30.8 million for the three months ended June 30, 2024. The increase is primarily due to decreases in repair and maintenance expenses, lower variable expenses, an increase in third-party revenues of $1.8 million in the three months ended June 30, 2025, partially offset by a decrease of $3.1 million related to lower throughput as a result of the Wyoming operational incident and lower gross margins on our marine assets in Hawaii.
Retail. For the three months ended June 30, 2025, our retail Adjusted Gross Margin was $43.6 million, an increase of $2.0 million compared to $41.6 million for the three months ended June 30, 2024. The increase was primarily due to a $1.2 million increase in fuel margins and $0.7 million increase in merchandise margins in the three months ended June 30, 2025, compared to the comparable period in 2024.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Refining. For the six months ended June 30, 2025, our refining Adjusted Gross Margin was $336.1 million, a decrease of $47.6 million compared to $383.7 million for the six months ended June 30, 2024. The decrease was primarily driven by a decrease of $108.2 million related to unfavorable feedstock costs and a $34.8 million increase in environmental costs driven by current period production, partially offset by a $47.0 million decrease in purchased product costs and other factors as described below.
•Adjusted Gross Margin for the Hawaii refinery decreased by $2.45 per barrel from $12.02 per barrel during the six months ended June 30, 2024, to $9.57 per barrel during the six months ended June 30, 2025. The decrease was primarily due to lower crack spreads, unfavorable changes in crude oil differentials, unfavorable realized derivatives, and higher environmental costs as discussed above, partially offset by lower purchased product costs, and favorable intermediation costs. The Hawaii Index declined $1.39 per barrel, or 14%, and yield increased 1%. The Singapore 3.1.2 Product Crack declined $2.24 per barrel, or 14%.

•Adjusted Gross Margin for the Wyoming refinery increased by $4.18 per barrel from $14.83 per barrel during the six months ended June 30, 2024, to $19.01 per barrel during the six months ended June 30, 2025. The increase was primarily driven by higher crack spreads. The Wyoming Index improved $3.52 per barrel, or 20%.
•Adjusted Gross Margin for the Montana refinery decreased by $2.18 per barrel from $15.20 per barrel during June 30, 2024, to $13.02 per barrel during the six months ended June 30, 2025. The decrease was primarily due to higher feedstock costs and higher environmental costs as discussed above, partially offset by improving crack spreads. The Montana Index declined $4.40 per barrel, or 24%. The Montana 6.3.2.1 Product Crack improved $0.71 per barrel, or 3%.
•Adjusted Gross Margin for the Washington refinery increased by $1.64 per barrel from $5.30 per barrel during the six months ended June 30, 2024 to $6.94 per barrel during the six months ended June 30, 2025. The increase was primarily due to improving crack spreads, partially offset by higher environmental costs as discussed above, and unfavorable changes in feedstock costs. The Washington Index improved $3.58 per barrel, or 58%. The Washington 3.1.1.1 Product Crack improved $4.49 per barrel, or 33%.
Logistics. For the six months ended June 30, 2025, our logistics Adjusted Gross Margin was $68.4 million, an increase of $5.7 million compared to $62.7 million for the six months ended June 30, 2024. The increase was primarily due to higher marine revenues, lower variable expenses, and decreases in repair and maintenance expenses, partially offset by lower throughput driven by the 2025 Wyoming operational incident.
Retail. For the six months ended June 30, 2025, our retail Adjusted Gross Margin was $83.4 million, an increase of $4.7 million compared to $78.7 million for the six months ended June 30, 2024. The increase was primarily due to a $4.2 million increase in fuel margins and an 8% increase in merchandise margins.
Discussion of Consolidated Results
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Revenues. For the three months ended June 30, 2025, revenues were $1.9 billion, a $0.1 billion decrease compared to $2.0 billion for the three months ended June 30, 2024. The decrease was primarily driven by lower refining revenue due to a $0.3 billion decrease related to lower crude oil prices, partially offset by a 7.0% increase in sales volumes and a $0.1 billion increase due to higher average product crack spreads. Average Brent crude oil prices decreased 22% and average WTI crude oil prices decreased 21% as compared to the prior period. The Combined Index increased 26% compared to the second quarter of 2024. Please read our key operating statistics for further information. Revenues at our retail segment decreased $6.2 million primarily due to a 6% decline in fuel sales prices.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2025, cost of revenues (excluding depreciation) was $1.6 billion, a decrease of $0.2 billion when compared to $1.8 billion for the three months ended June 30, 2024. The decrease was primarily driven by lower crude oil prices as discussed above and favorable derivative activity, partially offset by unfavorable feedstock and environmental costs and a 7.0% increase in refined product sales. Please read Note 8—Inventory Financing Agreements for more information on the Supply and Offtake Agreement terminations.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2025, operating expense (excluding depreciation) was $148.7 million, a $4.6 million increase when compared to $144.1 million for the three months ended June 30, 2024. The increase was driven by higher repair and maintenance costs in response to our Wyoming operational incident, partially offset by a decrease in retail employee costs.
Depreciation and Amortization. For the three months ended June 30, 2025, D&A was $34.7 million, an increase of $2.6 million compared to $32.1 million for the three months ended June 30, 2024. The increase was primarily driven by a $4.6 million increase in Montana deferred turnaround asset amortization, partially offset by a $2.4 million decrease at the Hawaii refinery reflecting fully amortized turnaround assets. The Montana refinery completed turnarounds in 2024 and 2025; our Hawaii refinery last completed a turnaround in 2020.
General and Administrative Expense (Excluding Depreciation). For the three months ended June 30, 2025, general and administrative expense (excluding depreciation) was $23.6 million, relatively consistent with $23.2 million for the three months ended June 30, 2024.
Equity earnings from refining and logistics investments. During the three months ended June 30, 2025, Equity earnings from refining and logistics investments, related to YELP and YPLC, were $7.3 million, an increase of $3.6 million compared to $3.7 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, our proportionate share of YELP’s net income and YPLC’s net income was $5.8 million and $1.8 million, respectively. For the three months ended June 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $2.3 million and $1.8 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for further information.
Par West redevelopment and other costs. For the three months ended June 30, 2025, Par West redevelopment and other costs were $4.7 million, an increase of $1.6 million compared to $3.1 million for the three months ended June 30, 2024, primarily due to an increase in redevelopment activities.
Loss (Gain) on Sale of Assets, Net. For the three months ended June 30, 2025, there was a $1.2 million gain on sale of assets, net, which resulted primarily from the sale of property in Hawaii. For the three months ended June 30, 2024, the loss on sale of assets, net was immaterial.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2025, our interest expense and financing costs were $22.1 million, an increase of $1.7 million compared to $20.4 million for the three months ended June 30, 2024, primarily due to an increase in interest expense related to higher outstanding balances under our ABL Credit Facility. Under our previous Supply and Offtake agreement, terminated in May 2024, inventory financing costs were included in Cost of Sales. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Debt Extinguishment and Commitment Costs. During the three months ended June 30, 2025, we incurred no debt extinguishment and commitment costs. For the three months ended June 30, 2024, we incurred $1.4 million of debt extinguishment and commitment costs related to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility, and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Equity earnings (losses) from Laramie Energy, LLC. For the three months ended June 30, 2025, Equity earnings from Laramie Energy, LLC were $1.9 million compared to Equity losses from Laramie Energy, LLC of $1.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, the accretion of basis difference was $1.6 million, and our proportionate share of Laramie Energy’s net income was $0.2 million. For three months ended June 30, 2024, our proportionate share of Laramie Energy’s net loss was $3.0 million, partially offset by the accretion of basis difference of $1.6 million. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the three months ended June 30, 2025, our income tax expense was $16.9 million, an increase of $10.2 million compared to $6.7 million for three months ended June 30, 2024, primarily related to our second quarter of 2025 pre-tax net income. Please read Note 17—Income Taxes for further discussion.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Revenues. For the six months ended June 30, 2025, revenues were $3.6 billion, a $0.4 billion decrease compared to $4.0 billion for the six months ended June 30, 2024. The decrease was primarily driven by lower refining revenue due to a $0.4 billion decrease reflecting lower crude prices and a $0.1 billion decrease related to the Wyoming operational incident in the first quarter of 2025, partially offset by an 8% increase and a 4% in sales volumes at our Washington and Hawaii refineries, respectively. Average Brent crude oil prices decreased 15% and average WTI crude oil prices decreased 14% as compared to the prior period. Please read our key operating statistics for further information. Revenues at our retail segment decreased $9.9 million primarily due to a 5% decrease in fuel prices, partially offset by a 6% increase in merchandise revenue.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2025, cost of revenues (excluding depreciation) was $3.2 billion, a $0.3 billion decrease compared to $3.5 billion for the six months ended June 30, 2024, primarily driven by lower crude oil prices, as discussed above, partially offset by unfavorable feedstock costs.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2025, operating expense (excluding depreciation) was $292.8 million, a decrease of $4.5 million compared to $297.3 million for the six months ended June 30, 2024. The decrease was primarily driven by lower operating expenses at our Montana refinery, which had two turnarounds in 2024 and one turnaround in 2025, and lower employee costs and repairs and maintenance costs at our Retail segment, partially offset by higher repair and maintenance costs and employee costs in response to our Wyoming operational incident.
Depreciation and Amortization. For the six months ended June 30, 2025, D&A was $71.3 million, an increase of $6.5 million compared to $64.8 million for the six months ended June 30, 2024. The increase was primarily driven by an $8.9 million increase in Montana and a $2.9 million increase in Wyoming related to equipment damaged as a result of the February 2025 operational incident, partially offset by a $4.8 million decrease in D&A from our Hawaii Refinery reflecting fully amortized turnaround assets. The Montana refinery completed turnarounds in 2024 and 2025; our Hawaii refinery last completed a turnaround in 2020.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2025, general and administrative expense (excluding depreciation) was $47.9 million, a decrease of $17.0 million compared to $64.9 million for the six months ended June 30, 2024. The decrease was primarily due to $13.1 million of stock based compensation expenses related to CEO transition costs in the first quarter of 2024 with no similar 2025 expenses and lower renewable project costs of $4.8 million.
Equity earnings from refining and logistics investments. For the six months ended June 30, 2025, equity earnings from refining and logistics investments were $14.8 million, an increase of $5.0 million compared to $9.8 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, our proportionate share of YELP’s net income and YPLC’s net income was $11.5 million and $4.0 million, respectively. For the six months ended June 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $6.8 million and $3.7 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for additional information.
Par West redevelopment and other costs. For the six months ended June 30, 2025, Par West redevelopment and other costs were $8.7 million, an increase of $3.7 million compared to $5.0 million for the six months ended June 30, 2024, associated with the operation and decommissioning of our Par West facility. The increase was primarily due to an increase in redevelopment activities.
Loss (Gain) on Sale of Assets, Net. For the six months ended June 30, 2025, there was a $1.2 million gain on sale of assets, net, which resulted primarily from the sale of property in Hawaii. For the six months ended June 30, 2024, the loss on sale of assets, net was immaterial.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2025, our interest expense and financing costs were $44.0 million, an increase of $5.7 million compared to $38.3 million for the six months ended June 30, 2024, primarily due to an increase in interest expense due to higher outstanding balances under our ABL Credit Facility, costs associated with our interest rate derivatives, and lower interest income from our investment accounts, partially offset by lower interest expense and financing costs under our Supply and Offtake Agreement, terminated in May 2024, and lower interest expense and financing costs related to our LC Facility. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Debt Extinguishment and Commitment Costs. During the six months ended June 30, 2025, we incurred an immaterial amount of debt extinguishment and commitment costs. For the six months ended June 30, 2024, we incurred debt extinguishment and commitment costs of $1.4 million related to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility, and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Other expense, net. For the six months ended June 30, 2025, other expense was $0.5 million, a decrease of $2.2 million compared to $2.7 million of other expense for the six months ended June 30, 2024. The decrease was primarily due to $2.3 million of 2024 legal expenses unrelated to operating activities with no similar 2025 expenses.
Equity Earnings from Laramie Energy, LLC. For the six months ended June 30, 2025, Equity earnings from Laramie Energy, LLC were $2.6 million, a decrease of $0.6 million compared to $3.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the accretion of basis difference was $3.2 million, partially offset by our proportionate share of Laramie Energy’s net loss of $0.6 million. For the six months ended June 30, 2024, the accretion of basis was $3.2 million, partially offset by our proportionate share of Laramie Energy’s net loss which was immaterial. On April 29, 2024, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the six months ended June 30, 2025, income tax expense was $10.0 million, an increase of $6.0 million compared to $4.0 million for the six months ended June 30, 2024, primarily related to our 2025 pre-tax net income. Please read Note 17—Income Taxes for further discussion.

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

	As of June 30, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$14,915	$154,280	$—	$169,195
Restricted cash	349	—	—	349
Trade accounts receivable	—	386,546	—	386,546
Inventories	—	1,041,479	—	1,041,479
Prepaid and other current assets	6,455	116,060	—	122,515
Due from related parties	532,370	—	(532,370)	—
Total current assets	554,089	1,698,365	(532,370)	1,720,084
Property, plant, and equipment
Property, plant, and equipment	25,555	1,769,963	3,956	1,799,474
Less accumulated depreciation and amortization	(18,245)	(601,900)	(3,593)	(623,738)
Property, plant, and equipment, net	7,310	1,168,063	363	1,175,736
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,987	428,240	—	435,227
Refining and logistics equity investments	—	—	95,290	95,290
Investment in Laramie Energy, LLC	—	—	15,080	15,080
Investment in subsidiaries	813,039	—	(813,039)	—
Intangible assets, net	—	9,030	—	9,030
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	200,509	114,585	315,820
Total assets	$1,382,151	$3,630,885	$(1,117,494)	$3,895,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,730	$—	$4,730
Obligations under inventory financing agreements	—	186,116	—	186,116
Accounts payable	5,320	433,395	—	438,715
Accrued taxes	(25)	49,656	—	49,631
Operating lease liabilities	528	92,737	—	93,265
Other accrued liabilities	1,361	433,535	298	435,194
Due to related parties	215,654	307,604	(523,258)	—
Total current liabilities	222,838	1,507,773	(522,960)	1,207,651
Long-term liabilities
Long-term debt, net of current maturities	—	1,107,743	—	1,107,743
Finance lease liabilities	398	14,517	(3,992)	10,923
Operating lease liabilities	10,500	349,470	—	359,970
Other liabilities	—	133,632	(72,792)	60,840
Total liabilities	233,736	3,113,135	(599,744)	2,747,127
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	507
Additional paid-in capital	892,152	(63,733)	63,733	892,152
Accumulated earnings (deficit)	245,553	573,384	(573,384)	245,553
Accumulated other comprehensive income (loss)	10,203	8,099	(8,099)	10,203
Total stockholders’ equity	1,148,415	517,750	(517,750)	1,148,415
Total liabilities and stockholders’ equity	$1,382,151	$3,630,885	$(1,117,494)	$3,895,542

	As of December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$7,095	$184,826	$—	$191,921
Restricted cash	346	—	—	346
Trade accounts receivable	—	398,131	—	398,131
Inventories	—	1,089,318	—	1,089,318
Prepaid and other current assets	12,355	80,172	—	92,527
Due from related parties	368,222	—	(368,222)	—
Total current assets	388,018	1,752,447	(368,222)	1,772,243
Property, plant, and equipment
Property, plant, and equipment	24,536	1,702,474	3,956	1,730,966
Less accumulated depreciation and amortization	(17,240)	(553,918)	(3,499)	(574,657)
Property, plant, and equipment, net	7,296	1,148,556	457	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,369	420,751	—	428,120
Refining and logistics equity investments	—	—	86,311	86,311
Investment in Laramie Energy, LLC	—	—	12,498	12,498
Investment in subsidiaries	993,901	—	(993,901)	—
Intangible assets, net	—	9,520	—	9,520
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	111,206	123,163	235,095
Total assets	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,885	$—	$4,885
Obligations under inventory financing agreements	—	194,198	—	194,198
Accounts payable	4,257	432,538	—	436,795
Accrued taxes	—	36,027	—	36,027
Operating lease liabilities	4	80,170	—	80,174
Other accrued liabilities	1,796	342,062	330	344,188
Due to related parties	189,232	156,619	(345,851)	—
Total current liabilities	195,289	1,246,499	(345,521)	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	—	1,108,082	—	1,108,082
Finance lease liabilities	464	15,313	(4,087)	11,690
Operating lease liabilities	10,255	351,837	—	362,092
Other liabilities	—	131,813	(71,875)	59,938
Total liabilities	206,008	2,853,544	(421,483)	2,638,069
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	552	—	—	552
Additional paid-in capital	884,548	161,642	(161,642)	884,548
Accumulated earnings (deficit)	295,846	545,720	(545,720)	295,846
Accumulated other comprehensive income (loss)	10,356	8,252	(8,252)	10,356
Total stockholders’ equity	1,191,302	715,614	(715,614)	1,191,302
Total liabilities and stockholders’ equity	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371

	Three Months Ended June 30, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,893,435	$3	$1,893,438

Operating expenses
Cost of revenues (excluding depreciation)	—	1,593,479	—	1,593,479
Operating expense (excluding depreciation)	—	148,680	—	148,680
Depreciation and amortization	518	34,148	46	34,712
General and administrative expense (excluding depreciation)	7,232	16,416	—	23,648
Equity earnings from refining and logistics investments	—	—	(7,305)	(7,305)
Acquisition and integration costs (2)	—	—	—	—
Par West redevelopment and other costs	—	4,690	—	4,690
Loss (gain) on sale of assets, net	—	(1,226)	—	(1,226)
Total operating expenses	7,750	1,796,187	(7,259)	1,796,678

Operating income (loss)	(7,750)	97,248	7,262	96,760

Other income (expense)
Interest expense and financing costs, net	(19)	(22,173)	86	(22,106)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(9)	(154)	—	(163)
Equity earnings (losses) from subsidiaries	67,238	—	(67,238)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	1,856	1,856
Total other income (expense), net	67,210	(22,327)	(65,296)	(20,413)

Income (loss) before income taxes	59,460	74,921	(58,034)	76,347
Income tax benefit (expense) (1)	—	(16,478)	(409)	(16,887)
Net income (loss)	$59,460	$58,443	$(58,443)	$59,460

Adjusted EBITDA	$(7,212)	$136,304	$8,737	$137,829

	Three Months Ended June 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,017,460	$8	$2,017,468

Operating expenses
Cost of revenues (excluding depreciation)	—	1,770,197	—	1,770,197
Operating expense (excluding depreciation)	—	144,080	—	144,080
Depreciation and amortization	378	31,718	48	32,144
General and administrative expense (excluding depreciation)	4,580	18,587	1	23,168
Equity earnings from refining and logistics investments	—	—	(3,744)	(3,744)
Acquisition and integration costs (2)	—	(152)	—	(152)
Par West redevelopment and other costs	—	3,071	—	3,071
Loss (gain) on sale of assets, net	—	63	—	63
Total operating expenses	4,958	1,967,564	(3,695)	1,968,827

Operating income (loss)	(4,958)	49,896	3,703	48,641

Other income (expense)
Interest expense and financing costs, net	(30)	(20,494)	90	(20,434)
Debt extinguishment and commitment costs	—	(1,418)	—	(1,418)
Other income (expense), net	(9)	(114)	(1)	(124)
Equity earnings (losses) from subsidiaries	23,635	—	(23,635)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(1,360)	(1,360)
Total other income (expense), net	23,596	(22,026)	(24,906)	(23,336)

Income (loss) before income taxes	18,638	27,870	(21,203)	25,305
Income tax benefit (expense) (1)	—	(6,960)	293	(6,667)
Net income (loss)	$18,638	$20,910	$(20,910)	$18,638

Adjusted EBITDA	$(4,051)	$80,480	$5,172	$81,601

	Six Months Ended June 30, 2025
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,638,444	$30	$3,638,474

Operating expenses
Cost of revenues (excluding depreciation)	—	3,152,839	—	3,152,839
Operating expense (excluding depreciation)	—	292,834	—	292,834
Depreciation and amortization	1,005	70,199	94	71,298
General and administrative expense (excluding depreciation)	14,534	33,357	—	47,891
Equity earnings from refining and logistics investments	—	—	(14,819)	(14,819)
Acquisition and integration costs (2)	—	—	—	—
Par West redevelopment and other costs	—	8,672	—	8,672
Loss (gain) on sale of assets, net	—	(1,225)	—	(1,225)
Total operating expenses	15,539	3,556,676	(14,725)	3,557,490

Operating income (loss)	(15,539)	81,768	14,755	80,984

Other income (expense)
Interest expense and financing costs, net	(50)	(44,077)	173	(43,954)
Debt extinguishment and commitment costs	—	(25)	—	(25)
Other income (expense), net	(17)	(517)	—	(534)
Equity earnings (losses) from subsidiaries	44,666	—	(44,666)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	2,582	2,582
Total other income (expense), net	44,599	(44,619)	(41,911)	(41,931)

Income (loss) before income taxes	29,060	37,149	(27,156)	39,053
Income tax benefit (expense) (1)	—	(9,485)	(508)	(9,993)
Net income (loss)	$29,060	$27,664	$(27,664)	$29,060

Adjusted EBITDA	$(14,341)	$144,865	$17,451	$147,975

	Six Months Ended June 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,998,291	$12	$3,998,303

Operating expenses
Cost of revenues (excluding depreciation)	—	3,517,675	—	3,517,675
Operating expense (excluding depreciation)	—	297,340	—	297,340
Depreciation and amortization	727	63,978	95	64,800
General and administrative expense (excluding depreciation)	22,365	42,570	(12)	64,923
Equity earnings from refining and logistics investments	—	—	(9,838)	(9,838)
Acquisition and integration costs (2)	—	91	—	91
Par West redevelopment and other costs	—	5,042	—	5,042
Loss (gain) on sale of assets, net	—	114	—	114
Total operating expenses	23,092	3,926,810	(9,755)	3,940,147

Operating income (loss)	(23,092)	71,481	9,767	58,156

Other income (expense)
Interest expense and financing costs, net	—	(38,498)	180	(38,318)
Debt extinguishment and commitment costs	—	(1,418)	—	(1,418)
Other income (expense), net	(17)	(2,681)	(2)	(2,700)
Equity earnings (losses) from subsidiaries	37,995	—	(37,995)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	3,203	3,203
Total other income (expense), net	37,978	(42,597)	(34,614)	(39,233)

Income (loss) before income taxes	14,886	28,884	(24,847)	18,923
Income tax benefit (expense) (1)	—	(6,771)	2,735	(4,036)
Net income (loss)	$14,886	$22,113	$(22,112)	$14,887

Adjusted EBITDA	$(13,538)	$176,909	$12,928	$176,299
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$59,460	$58,443	$(58,443)	$59,460
Inventory valuation adjustment	—	28,530	—	28,530
Environmental obligation mark-to-market adjustments	—	1,360	—	1,360
Unrealized loss (gain) on derivatives	—	(28,166)	—	(28,166)
Par West redevelopment and other costs	—	4,690	—	4,690
Debt extinguishment and commitment costs	—	—	—	—
Severance costs and other non-operating expense	29	523	—	552
Loss (gain) on sale of assets, net	—	(1,226)	—	(1,226)
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(1,856)	(1,856)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(526)	(526)
Depreciation and amortization	518	34,148	46	34,712
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	19	21,524	(86)	21,457
Equity losses (income) from subsidiaries	(67,238)	—	67,238	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	1,955	1,955
Income tax expense	—	16,478	409	16,887
Adjusted EBITDA (1)	$(7,212)	$136,304	$8,737	$137,829

	Three Months Ended June 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$18,638	$20,910	$(20,910)	$18,638
Inventory valuation adjustment	—	(21,101)	—	(21,101)
Environmental obligation mark-to-market adjustments	—	(3,504)	—	(3,504)
Unrealized loss on derivatives	—	21,104	—	21,104
Acquisition and integration costs	—	(152)	—	(152)
Par West redevelopment and other costs	—	3,071	—	3,071
Debt extinguishment and commitment costs	—	1,418	—	1,418
Severance costs and other non-operating expense	538	(538)	—	—
Loss (gain) on sale of assets, net	—	63	—	63
Equity losses from Laramie Energy, LLC, excluding cash distirbutions	—	—	2,845	2,845
Depreciation and amortization	378	31,718	48	32,144
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	30	20,531	(90)	20,471
Laramie Energy, LLC cash distributions to Par	—	—	(1,485)	(1,485)
Equity losses (income) from subsidiaries	(23,635)	—	23,635	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	1,422	1,422
Income tax expense (benefit)	—	6,960	(293)	6,667
Adjusted EBITDA (1)	$(4,051)	$80,480	$5,172	$81,601

	Six Months Ended June 30, 2025
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$29,060	$27,664	$(27,664)	$29,060
Inventory valuation adjustment	—	16,843	—	16,843
Environmental obligation mark-to-market adjustments	—	6,314	—	6,314
Unrealized loss (gain) on derivatives	—	(37,523)	—	(37,523)
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	8,672	—	8,672
Debt extinguishment and commitment costs	—	25	—	25
Severance costs and other non-operating expense (2)	210	1,068	—	1,278
Loss (gain) on sale of assets, net	—	(1,225)	—	(1,225)
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(2,582)	(2,582)
Par's portion of accounting policy differences from refining and logistics investments			(1,471)	(1,471)
Depreciation and amortization	1,005	70,199	94	71,298
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	50	43,343	(173)	43,220
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	(44,666)	—	44,666	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	4,073	4,073
Income tax expense	—	9,485	508	9,993
Adjusted EBITDA (1)	$(14,341)	$144,865	$17,451	$147,975

	Six Months Ended June 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$14,886	$22,113	$(22,112)	$14,887
Inventory valuation adjustment	—	(20,476)	—	(20,476)
Environmental obligation mark-to-market adjustments	—	(13,767)	—	(13,767)
Unrealized loss on derivatives	—	64,952	—	64,952
Acquisition and integration costs	—	91	—	91
Par West redevelopment and other costs	—	5,042	—	5,042
Debt extinguishment and commitment costs	—	1,418	—	1,418
Severance costs and other non-operating expense (2)	8,844	7,294	—	16,138
Par’s share of Laramie Energy’s unrealized gain on derivatives (2)	—	—	(1,718)	(1,718)
Depreciation and amortization	727	63,978	95	64,800
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	—	39,379	(180)	39,199
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	(1,485)	(1,485)
Equity losses (income) from subsidiaries	(37,995)	—	37,995	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	3,068	3,068
Income tax expense (benefit)	—	6,771	(2,735)	4,036
Loss (gain) on sale of assets, net	—	114	—	114
Adjusted EBITDA (1)	$(13,538)	$176,909	$12,928	$176,299
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.
(2)For the six months ended June 30, 2025 and 2024, we incurred $0.3 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the six months ended June 30, 2024, we incurred $2.3 million for an estimated legal settlement unrelated to current operating activities.
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
Our liquidity position as of June 30, 2025, was $647.0 million, consisting of $169.2 million of cash and cash equivalents and $477.8 million of availability under the ABL Credit Facility. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, and to repay or refinance indebtedness.
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
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$132,179	$20,755
Net cash used in investing activities	(86,788)	(57,987)
Net cash used in financing activities	(68,114)	(62,213)
Cash flows for the six months ended June 30, 2025
Net cash provided by operating activities for the six months ended June 30, 2025, was primarily driven by net cash provided by changes in operating assets and liabilities of approximately $64.7 million, non-cash charges to operations and non-operating items of approximately $38.4 million, and net income of $29.1 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $71.3 million,
•	an $8.6 million change in deferred tax assets driven by our net income during the period,
•	stock based compensation expenses of $8.0 million, and
•	dividends received from our refining and logistic investments of $5.8 million,

partially offset by:

•	unrealized gain on derivatives contracts of $37.5 million, and
•	equity earnings of $14.8 million from our refining and logistic investments.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•
an increase in Accounts payable and Other accrued liabilities of $144.6 million primarily driven by an increase in environmental credit obligations of $69.2 million, a $51.2 million increase in derivative liabilities, and a $14 million increase in accrued taxes,

•	a $46.6 million decrease in Inventories primarily related to the decline of environmental credit inventory, and
•	a $11.4 million decrease in Accounts receivable primarily driven by timing of collections,

partially offset by:

•	an increase in deferred turnaround expenditures of $100.5 million driven by expenditures related to Montana refinery turnaround activities, and
•	a $33.2 million decrease in Obligations under inventory financing agreements primarily due to decreases in the step-out liability driven by lower volumes.

    Net cash used in investing activities for the six months ended June 30, 2025, consisted primarily of $89.1 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including our Hawaii renewable hydrotreater project, planned maintenance at our Montana refinery, and repair and replacement work related to our Wyoming operational incident, partially offset by $2.3 million of proceeds from the sale of assets.
Net cash used in financing activities was approximately $68.1 million for the six months ended June 30, 2025, and consisted primarily of repurchases of common stock of $80.8 million and net repayments of debt of $13.6 million driven by ABL Credit Facility activity, partially offset by net borrowings of $25.1 million driven by product financing agreement activity.

Cash flows for the six months ended June 30, 2024
Net cash provided by operating activities for the six months ended June 30, 2024, was driven primarily by net income of $14.9 million, non-cash charges to operations and non-operating items of approximately $153.2 million, and net cash used for changes in operating assets and liabilities of approximately $147.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $64.9 million,
•	depreciation and amortization expenses of $64.8 million, and
•	stock based compensation costs of $19.5 million.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $114.0 million increase in accounts receivable primarily driven by timing of collections and sales volumes,
•	a $101.3 million increase in inventories primarily related to an increase in refined product, and
•	an increase in deferred turnaround expenditures of $42.2 million driven by a planned turnaround for our Montana refinery,

partially offset by:

•
a $54.8 million decrease in prepaid and other expenses primarily related to advances to suppliers for crude purchases utilized in the first half of 2024, and a decrease in collateral for derivative instruments, and

•	a net $52.0 million increase in our accounts payable, other accrued liabilities, and operating lease right-of-use assets and liabilities primarily driven by a $157.7 million increase in accounts payable partially offset by a $101.9 million decrease in environmental credit obligation liabilities.
Net cash used in investing activities for the six months ended June 30, 2024, consisted primarily of $59.5 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, partially offset by a $1.5 million cash distribution received from Laramie Energy in the second quarter of 2024.
Net cash used in financing activities was approximately $62.2 million for the six months ended June 30, 2024, and consisted primarily of the following activities:

•	payments of $547.6 million for changes in our deferred payment arrangement and the termination of our inventory financing agreement related to the expiration of our Supply and Offtake Agreement in the second quarter of 2024,
•	net borrowings of debt of $392.8 million primarily driven by ABL Credit Facility activity,
•	repurchases of common stock of $103.5 million in the first half of 2024, and
•	deferred loan costs payments of $8.2 million related to the closing of the Inventory Intermediation Agreement, and the upsizing of the ABL Credit Facility,

partially offset by:

•	proceeds of $203.1 million received related to the step-in of the Inventory Intermediation Agreement in the second quarter of 2024.
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, outside the ordinary course of business except as follows:
Product Financing. On June 27, 2025, we entered into a RINs financing agreement with Citi (the “Product Financing Agreement”) to finance RINs. Please read Note 8—Inventory Financing Agreements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the six months ended June 30, 2025.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the Russia-Ukraine war, Israel-Palestine conflict, Houthi attacks in the Red Sea, Iranian activities in the Strait of Hormuz and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; the impact of tariffs and potential disruptions in international trade on our business; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about the impact of future events on our existing business; the Company’s plans to invest in renewable fuels production in Hawaii through the Hawaii Renewables, LLC joint venture, as well as the commercial and other benefits anticipated from that joint venture; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2025, of 187 Mbpd would change annualized operating income by approximately $67.2 million. This analysis may differ from actual results.

In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at June 30, 2025, will settle by October 2026. Based on our net open positions at June 30, 2025, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $28.7 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, we consumed approximately 187 Mbpd and 181 Mbpd, respectively, of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process during the three and six months ended June 30, 2025, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 11—Derivatives to our condensed consolidated financial statements for more information.
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
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with Washington CCA and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington CCA and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable. Some of these contracts are derivative instruments and are recorded at their fair value. Please read Note 11—Derivatives for more information.
Interest Rate Risk
As of June 30, 2025, we had $1.1 billion in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement for which we pay charges based on the three-month Secure Overnight Financing Rate (“SOFR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.5 million and $11.2 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of June 30, 2025, we had entered into multiple interest rate collars at a maximum cap of 5.50% and minimum floor of 1.95%, based on the three-month SOFR as of the fixing date. These swaps expire by May 31, 2029. Please read Note 11—Derivatives for more information.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 14—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
Other than the following risk factors, there have been no material changes from the risks factors included under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risk factors discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Our pending Renewable Fuels Facility may not commence operations when we expect, or at all, and, if completed, we may not be able to successfully integrate the Renewable Fuels Facility into our business, consummate the proposed joint venture or realize the anticipated benefits of this investment.
We entered into the Equity Contribution Agreement with Alohi to establish a joint venture for the development, construction, ownership and operation of the Renewable Fuels Facility. The closing of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approvals. There can be no assurance that we will close the transaction or complete the Renewable Fuels Facility on the timeframe that we anticipate, or at all. Failure to complete the Renewable Fuels Facility or any delays in completing it could have an adverse impact on our future business and operations. In addition, we will have incurred significant capital and investment-related expenses without realizing the expected benefits.
Additionally, if the Renewable Fuels Facility is completed and/or the proposed joint venture closes, we will have certain obligations and liabilities to the joint venture, as a subsidiary of the Company will serve as the construction manager, operator and provider of services. Further, if the proposed transaction closes, the joint venture will be operated as a separate entity, and we will not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the Renewable Fuels Facility or the joint venture. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect. This project involves risks, including:
•diversion of management time and attention from our existing business;
•reliance on our joint venture partner and their financial condition;
•risk that our joint venture partner does not always share our goals and objectives; and
•certain obligations that we have to fund capital expenditures relating to the Renewable Fuels Facility.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility and Term Loan Credit Agreement, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2025	770,654	$13.63	767,074	$198,690,419
May 1 - May 31, 2025	445,758	19.45	443,649	190,058,671
June 1 - June 30, 2025	406,829	22.29	395,004	181,262,216
Total	1,623,241	$17.40	1,605,727
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
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

2.13
Equity Contribution Agreement, dated as of July 21, 2025, by and among Hawaii Renewables, LLC, Par Pacific Holdings, Inc. and Alohi Renewable Energy, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 21, 2025.

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

10.1	Letter Agreement dated June 27, 2025 amending the Inventory Intermediation Agreement dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy, Inc. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*     Filed herewith.
**    Furnished herewith.
****    Management contract or compensatory plan or arrangement
#     Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
##     Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation SK.The Company undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

Date: August 6, 2025