Form 10-Q
period 2025-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2025-11-05
CIK 821483

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
For the quarterly period ended September 30, 2025

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
(281) 899-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	PARR	New York Stock Exchange
Common stock, $0.01 par value	PARR	NYSE Texas, Inc.

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

50,291,043 shares of Common Stock, $0.01 par value, were outstanding as of October 31, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$159,055	$191,921
Restricted cash	350	346
Total cash, cash equivalents, and restricted cash	159,405	192,267
Trade accounts receivable, net of allowances of $0.4 million and $0.4 million at September 30, 2025, and December 31, 2024, respectively	349,115	398,131
Inventories	1,351,387	1,089,318
Prepaid and other current assets	122,230	92,527
Total current assets	1,982,137	1,772,243
Property, plant, and equipment
Property, plant, and equipment	1,830,999	1,730,966
Less accumulated depreciation and amortization	(646,166)	(574,657)
Property, plant, and equipment, net	1,184,833	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	415,425	428,120
Refining and logistics equity investments	96,668	86,311
Investment in Laramie Energy, LLC	23,282	12,498
Intangible assets, net	8,787	9,520
Goodwill	129,275	129,275
Other long-term assets	236,175	235,095
Total assets	$4,076,582	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,032	$4,885
Obligations under inventory financing agreements	240,720	194,198
Accounts payable	447,624	436,795
Accrued taxes	43,223	36,027
Operating lease liabilities	96,527	80,174
Other accrued liabilities	475,440	344,188
Total current liabilities	1,308,566	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	962,061	1,108,082
Finance lease liabilities	11,304	11,690
Operating lease liabilities	338,415	362,092
Other liabilities	60,174	59,938
Total liabilities	2,680,520	2,638,069
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2025, and December 31, 2024, 50,253,205 shares and 55,265,421 shares issued at September 30, 2025, and December 31, 2024, respectively	502	552
Additional paid-in capital	893,686	884,548
Accumulated earnings	491,747	295,846
Accumulated other comprehensive income	10,127	10,356
Total stockholders’ equity	1,396,062	1,191,302
Total liabilities and stockholders’ equity	$4,076,582	$3,829,371

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$2,012,936	$2,143,933	$5,651,410	$6,142,236

Operating expenses
Cost of revenues (excluding depreciation)	1,453,697	1,905,200	4,606,536	5,422,875
Operating expense (excluding depreciation)	140,029	147,049	432,863	444,389
Depreciation and amortization	36,284	31,879	107,582	96,679
General and administrative expense (excluding depreciation)	24,242	22,399	72,133	87,322
Equity earnings from refining and logistics investments	(6,353)	(3,008)	(21,172)	(12,846)
Acquisition and integration costs	1,973	(23)	1,973	68
Par West redevelopment and other costs	4,525	4,006	13,197	9,048
Loss (gain) on sale of assets, net	23	—	(1,202)	114
Total operating expenses	1,654,420	2,107,502	5,211,910	6,047,649

Operating income	358,516	36,431	439,500	94,587

Other income (expense)
Interest expense and financing costs, net	(21,272)	(23,402)	(65,226)	(61,720)
Debt extinguishment and commitment costs	—	—	(25)	(1,418)
Other income (loss), net	(109)	1,253	(643)	(1,447)
Equity earnings (losses) from Laramie Energy, LLC	8,202	(336)	10,784	2,867
Total other expense, net	(13,179)	(22,485)	(55,110)	(61,718)

Income before income taxes	345,337	13,946	384,390	32,869
Income tax expense	(82,706)	(6,460)	(92,699)	(10,496)
Net income	$262,631	$7,486	$291,691	$22,373

Income per share
Basic	$5.29	$0.13	$5.69	$0.39
Diluted	$5.16	$0.13	$5.62	$0.39
Weighted-average number of shares outstanding
Basic	49,633	55,729	51,237	57,283
Diluted	50,897	56,224	51,883	58,070

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$262,631	$7,486	$291,691	$22,373
Other comprehensive income (loss):
Other post-retirement benefits (loss), net of tax	(76)	(54)	(229)	(163)
Total other comprehensive loss, net of tax	(76)	(54)	(229)	(163)
Comprehensive income	$262,555	$7,432	$291,462	$22,210

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net Income	$291,691	$22,373
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107,582	96,679
Debt extinguishment and commitment costs	25	1,418
Non-cash interest expense	4,734	4,202
Non-cash lower of cost and net realizable value adjustment	(531)	10,224
Deferred taxes	81,267	9,237
Loss (gain) on sale of assets, net	(1,202)	114
Stock-based compensation	11,761	22,485
Unrealized (gain) loss on derivative contracts	(41,363)	33,756
Equity earnings from Laramie Energy, LLC	(10,784)	(2,867)
Equity earnings from refining and logistics investments	(21,172)	(12,845)
Dividends received from refining and logistics investments	10,815	10,160
Net changes in operating assets and liabilities:
Trade accounts receivable	48,897	(57,237)
Prepaid and other assets	(4,340)	24,827
Inventories	(265,048)	72,652
Deferred turnaround expenditures	(100,011)	(57,751)
Obligations under inventory financing agreements	46,523	(82,528)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	192,693	4,343
Net cash provided by operating activities	351,537	99,242
Cash flows from investing activities:
Capital expenditures	(121,338)	(87,864)
Proceeds from sale of assets and other	2,282	60
Return of capital from Laramie Energy, LLC	—	1,485
Net cash used in investing activities	(119,056)	(86,319)
Cash flows from financing activities:
Proceeds from borrowings	5,013,810	3,196,000
Repayments of borrowings	(5,180,660)	(2,826,019)
Net borrowings (repayments) of deferred payment arrangements and receivable advances	—	(165,459)
Payment of deferred loan costs	(389)	(8,038)
Purchase of common stock for retirement	(97,277)	(126,683)
Exercise of stock options	(2,089)	—
Proceeds from inventory financing agreements	28,203	203,074
Repayments of inventory financing agreements	(28,204)	(382,143)
Payments for debt extinguishment and commitment costs	(25)	(977)
Other financing activities, net	1,288	1,198
Net cash used in financing activities	(265,343)	(109,047)
Net decrease in cash, cash equivalents, and restricted cash	(32,862)	(96,124)
Cash, cash equivalents, and restricted cash at beginning of period	192,267	279,446
Cash, cash equivalents, and restricted cash at end of period	$159,405	$183,322
Supplemental cash flow information:
Net cash paid for:
Interest	$(55,657)	$(47,838)
Taxes	(124)	(11,379)
Non-cash investing and financing activities:
Accrued capital expenditures	$16,310	$31,162
ROU assets obtained in exchange for new finance lease liabilities	1,491	1,619
ROU assets obtained in exchange for new operating lease liabilities	55,860	150,308
ROU assets terminated in exchange for release from operating lease liabilities	23	41

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2023	59,756	$597	$860,797	$465,856	$8,174	$1,335,424
Stock-based compensation	327	2	16,408	—	—	16,410
Purchase of common stock for retirement	(1,013)	(9)	(4,251)	(32,430)	—	(36,690)
Other comprehensive loss	—	—	—	—	(54)	(54)
Net loss	—	—	—	(3,751)	—	(3,751)
Balance, March 31, 2024	59,070	590	872,954	429,675	8,120	1,311,339
Issuance of common stock for employee stock purchase plan	56	—	1,409	—	—	1,409
Stock-based compensation	37	—	2,881	—	—	2,881
Purchase of common stock for retirement	(2,254)	(22)	(1,376)	(67,034)	—	(68,432)
Other comprehensive loss	—	—	—	—	(55)	(55)
Net income	—	—	—	18,638	—	18,638
Balance, June 30, 2024	56,909	568	875,868	381,279	8,065	1,265,780
Stock-based compensation	11	—	2,983	—	—	2,983
Purchase of common stock for retirement	(933)	(9)	(62)	(22,098)	—	(22,169)
Exercise of stock options	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(54)	(54)
Net income	—	—	—	7,486	—	7,486
Balance, September 30, 2024	55,987	$559	$878,789	$366,667	$8,011	$1,254,026

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302
Stock-based compensation	753	7	3,539	—	—	3,546
Purchase of common stock for retirement	(3,708)	(36)	(1,340)	(51,186)	—	(52,562)
Other comprehensive loss	—	—	—	—	(76)	(76)
Net loss	—	—	—	(30,400)	—	(30,400)
Balance, March 31, 2025	52,310	523	886,747	214,260	10,280	1,111,810
Issuance of common stock for employee stock purchase plan	57	—	1,515	—	—	1,515
Stock-based compensation	15	—	4,249	—	—	4,249
Purchase of common stock for retirement	(1,623)	(16)	(359)	(28,167)	—	(28,542)
Other comprehensive loss	—	—	—	—	(77)	(77)
Net income	—	—	—	59,460	—	59,460
Balance, June 30, 2025	50,759	507	892,152	245,553	10,203	1,148,415
Stock-based compensation	13	—	3,739	—	—	3,739
Purchase of common stock for retirement	(519)	(5)	(116)	(16,437)	—	(16,558)
Exercise of stock options	—	—	(2,089)	—	—	(2,089)
Other comprehensive loss	—	—	—	—	(76)	(76)
Net income	—	—	—	262,631	—	262,631
Balance, September 30, 2025	50,253	$502	$893,686	$491,747	$10,127	$1,396,062
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

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
As of September 30, 2025, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of September 30, 2025, we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2025 and 2024, respectively.
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
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$6,059	$5,891	$19,343	$19,795
Operating expense	17,274	19,089	57,585	55,860
General and administrative expense	772	629	2,190	1,666
Accounting Principles Adopted
There have been no recent accounting pronouncements adopted, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, that had a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2025.
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
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
As of September 30, 2025, we owned a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. We account for our investment in YELP using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YELP’s net income and the depreciation of our basis difference are included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our refining segment. Please read Note 18—Segment Information for further information on our reporting segments. Our proportionate share of YELP’s net income (loss) is recorded on a one-month lag.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$67,950	$60,618	$57,167	$59,824
Equity earnings from YELP	4,208	1,446	15,687	8,201
Amortization of basis difference	(349)	(348)	(1,045)	(1,044)
Dividends received	(4,975)	(1,055)	(4,975)	(6,320)
Ending balance	$66,834	$60,661	$66,834	$60,661
Yellowstone Pipeline Company
As of September 30, 2025, we owned a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. We account for our ownership interest in YPLC using the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies. Our proportionate share of YPLC’s net income and the accretion of our basis difference is included in Equity earnings from refining and logistics investments on our condensed consolidated statements of operations and reported as part of our logistics segment. Please read Note 18—Segment Information for further information on our reporting segments.
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$27,340	$27,600	$29,144	$27,662
Equity earnings from YPLC	2,456	1,872	6,416	5,574
Accretion of basis difference	38	38	114	114
Dividends received	—	—	(5,840)	(3,840)
Ending balance	$29,834	$29,510	$29,834	$29,510
Note 4—Investment in Laramie Energy
As of September 30, 2025, we owned a 46.0% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $23.3 million and $12.5 million as of September 30, 2025, and December 31, 2024, respectively, and is accounted for under the equity method as we have the ability to exert significant influence over, but do not control, its operating and financial policies.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment. The delayed draw commitment expired in August 2024. Under the terms of the term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of September 30, 2025, and December 31, 2024, the term loan had an outstanding balance of $160.0 million.
At September 30, 2025, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $59.8 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy recorded in prior years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$15,080	$15,997	$12,498	$14,279
Equity earnings (losses) from Laramie Energy	6,588	(1,950)	5,942	(1,976)
Accretion of basis difference	1,614	1,614	4,842	4,843
Dividends received	—	—	—	(1,485)
Ending balance	$23,282	$15,661	$23,282	$15,661
Note 5—Revenue Recognition
As of September 30, 2025, and December 31, 2024, receivables from contracts with customers were $291.9 million and $312.7 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $4.7 million and $16.2 million as of September 30, 2025, and December 31, 2024, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$723,326	$—	$108,646
Distillates (1)	798,641	—	13,682
Other refined products (2)	387,615	—	—
Merchandise	—	—	28,048
Transportation and terminalling services	—	80,310	—
Other revenue	35,788	—	954
Total segment revenues (3)	$1,945,370	$80,310	$151,330

Three Months Ended September 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$755,838	$—	$107,824
Distillates (1)	863,339	—	13,006
Other refined products (2)	400,899	—	—
Merchandise	—	—	28,469
Transportation and terminalling services	—	77,741	—
Other revenue	60,470	—	914
Total segment revenues (3)	$2,080,546	$77,741	$150,213

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Nine Months Ended September 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$1,983,070	$—	$315,052
Distillates (1)	2,185,551	—	37,584
Other refined products (2)	1,146,149	—	—
Merchandise	—	—	79,223
Transportation and terminalling services	—	224,730	—
Other revenue	143,238	—	2,588
Total segment revenues (3)	$5,458,008	$224,730	$434,447

Nine Months Ended September 30, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$2,133,705	$—	$323,027
Distillates (1)	2,497,574	—	36,914
Other refined products (2)	1,201,836	—	—
Merchandise	—	—	80,611
Transportation and terminalling services	—	222,058	—
Other revenue	131,320	—	2,637
Total segment revenues (3)	$5,964,435	$222,058	$443,189
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to Note 18—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at September 30, 2025, and December 31, 2024, consisted of the following (in thousands):

	Titled Inventory	Inventory Financing Agreements (1)	Total
September 30, 2025
Crude oil and feedstocks	$176,421	$231,305	$407,726
Refined products and blendstock	444,175	—	444,175
Warehouse stock and other (2)	499,486	—	499,486
Total	$1,120,082	$231,305	$1,351,387

December 31, 2024
Crude oil and feedstocks	$124,910	$178,070	$302,980
Refined products and blendstock	504,456	—	504,456
Warehouse stock and other (2)	281,882	—	281,882
Total	$911,248	$178,070	$1,089,318
________________________________________________________
(1)Please read Note 8—Inventory Financing Agreements for further information.
(2)Includes $405.4 million and $195.0 million of Renewable Identification Numbers (“RINs”) and environmental credits, reported at the lower of cost or net realizable value, as of September 30, 2025, and December 31, 2024, respectively. Our renewable volume obligation and other gross environmental credit obligations of $366.4 million and $232.0 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

As of September 30, 2025, and December 31, 2024, there was $1.8 million and $2.3 million reserved for the lower of cost or net realizable value of inventory, respectively. As of September 30, 2025, and December 31, 2024, the current replacement cost exceeded the LIFO inventory carrying value by approximately $21.9 million and $31.9 million, respectively.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2025, and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Collateral posted with broker for derivative instruments (1)	$8,556	$38,618
Prepaid insurance	555	19,718
Deferred financing costs	247	—
Derivative assets	43,844	12,855
Prepaid environmental credits	54,655	—
Other	14,373	21,336
Total	$122,230	$92,527
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 11—Derivatives for further information.
Note 8—Inventory Financing Agreements
Inventory Intermediation Agreement
On May 31, 2024, Par Hawaii Refining, LLC (“PHR“), our wholly owned subsidiary, entered into an inventory intermediation agreement with Citigroup Energy Inc. (“Citi”) (the “Inventory Intermediation Agreement”) to support our Hawaii refining operations. Pursuant to the Inventory Intermediation Agreement, Citi will finance and hold title to crude oil in storage tanks and certain crude oil in transit to be consumed by PHR’s refinery located in Kapolei, Hawaii (the “Hawaii Refinery”). In connection with the Inventory Intermediation Agreement, Citi will enter into certain hedging transactions, in each case, on terms and subject to conditions set forth in the Inventory Intermediation Agreement. The net cash proceeds of $203.1 million, presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows for the nine months ended September 30, 2024, were used to settle a portion of PHR’s outstanding obligations under the prior J. Aron intermediation agreement. On June 27, 2025, we entered into an amendment to the Inventory Intermediation Agreement to, among other things, facilitate entry into the Product Financing Agreement (as defined below) and revise certain other terms and conditions. As of September 30, 2025, and December 31, 2024, there were $240.7 million and $194.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.
Product Financing Agreement
On June 27, 2025, we entered into a RINs financing agreement with Citi (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs, which is not to exceed $450 million in the aggregate when combined with obligations under the Inventory Intermediation Agreement. Pursuant to the Product Financing Agreement, from time to time, we may elect to sell surplus RINs and contemporaneously enter into a corresponding obligation to repurchase identical RINs at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded. The subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows. As of September 30, 2025, there were no product financing obligations under the Product Financing Agreement.
Supply and Offtake Agreement
Prior to May 31, 2024, we were a party to a supply and offtake agreement (the “Supply and Offtake Agreement") with J. Aron & Company, LLC (“J. Aron”) to support our Hawaii refining operations. Under the Supply and Offtake Agreement, which was accounted for in a manner consistent with a product financing arrangement, we paid or received certain fees from J. Aron based on changes in market prices over time. The amount due to or from J. Aron was recorded as an adjustment to our

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Obligations under inventory financing agreements as allowed under the Supply and Offtake Agreement. The Supply and Offtake Agreement expired on May 31, 2024, and we entered into the Inventory Intermediation Agreement. In the second quarter of 2024, we paid $382.1 million and $60.9 million to settle our remaining J. Aron obligation and Discretionary Draw Facility obligations, respectively. These payments are presented within Repayments of inventory financing agreements and Net borrowings (repayments) of deferred payment arrangements and receivable advances in our condensed consolidated statement of cash flows for the nine months ended September 30, 2024. In connection with the termination of the Supply and Offtake Agreement, we recognized termination costs of $0.2 million, which are recorded in Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net related to the intermediation agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$9,707	$5,582	$26,184	$11,618
Interest expense and financing costs, net	332	328	996	433
Product Financing Agreement
Interest expense and financing costs, net	317	—	317	—
Supply and Offtake Agreement
Inventory intermediation fees (1)	—	—	—	30,918
Interest expense and financing costs, net	—	—	—	2,872
LC Facility due 2024
Interest expense and financing costs, net	—	—	—	1,142
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $4.1 million and $13.3 million for the three and nine months ended September 30, 2025, and $4.5 million and $9.1 million for the three and nine months ended September 30, 2024, respectively. Inventory intermediation fees under the Supply and Offtake Agreement included market structure fees of $13.5 million for the nine months ended September 30, 2024. There were no inventory intermediation fees under the Supply and Offtake Agreement for the three and nine months ended September 30, 2025, and for the three months ended September 30, 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Note 9—Other Accrued Liabilities

Other accrued liabilities at September 30, 2025, and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$34,648	$34,130
Environmental credit obligations (1)	366,355	231,982
Derivative liabilities	33,975	19,548
Deferred revenue	4,695	16,247
Other	35,767	42,281
Total	$475,440	$344,188
___________________________________________________
(1)Please read Note 12—Fair Value Measurements for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $405.4 million and $195.0 million as of September 30, 2025, and December 31, 2024, respectively.
Note 10—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2025	December 31, 2024
ABL Credit Facility due 2028	$338,000	$483,000
Term Loan Credit Agreement due 2030	635,250	640,125
Other long-term debt	6,420	4,108
Principal amount of long-term debt	979,670	1,127,233
Less: unamortized discount and deferred financing costs	(12,577)	(14,266)
Total debt, net of unamortized discount and deferred financing costs	967,093	1,112,967
Less: current maturities, net of unamortized discount and deferred financing costs	(5,032)	(4,885)
Long-term debt, net of current maturities	$962,061	$1,108,082
As of September 30, 2025, and December 31, 2024, we had $60.8 million and $110.2 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. We had $133.5 million and $57.1 million in surety bonds outstanding as of September 30, 2025, and December 31, 2024, respectively.
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
On April 26, 2023, we entered into an Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the “ABL Credit Facility”). On March 22, 2024, we entered into the Third Amendment (the “Third Amendment”) to the ABL Credit Facility. The Third Amendment provided for, among other things, (i) incremental commitments that increase the total revolver commitment under the ABL Credit Facility to $1.4 billion, (ii) future incremental increases up to $400 million, (iii) the joinder of PHR to the ABL Credit Facility as a Borrower, and (iv) certain other amendments to the ABL Credit Facility to permit a new intermediation facility in favor of PHR. We recorded deferred financing costs of $3.8 million related to the Third Amendment that will be amortized over the remaining term of the ABL Credit Facility. On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of September 30, 2025, the ABL Credit Facility had $338 million outstanding in revolving loans and a borrowing base of approximately $1.0 billion. The ABL Credit Facility will mature, and the commitments thereunder will terminate on April 26, 2028. As of September 30, 2025, we had $576.1 million of availability under the ABL Credit Facility.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

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
On September 9, 2025, we entered into a promissory note with a third-party lender to acquire land in Lihue, Hawaii, for $2.8 million. The note bears interest at a fixed rate of 5.7% per annum and is payable on the first day of each month, commencing on November 1, 2025, until maturity. The promissory note is unsecured and matures on September 23, 2032.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2025, we were in compliance with all of our debt instruments.
Note 11—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 12—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps expire by December 2026. At September 30, 2025, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	1,625	(2,405)	(780)
Swaps	115,199	(122,284)	(7,085)
Total	116,824	(124,689)	(7,865)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

At September 30, 2025, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of September 30, 2025:

	2025	2026
Total open option collars	570	1,895
Weighted-average strike price - floor (in dollars)	$52.00	$45.59
Weighted-average strike price - ceiling (in dollars)	$83.55	$82.86
Earliest commencement date	October 2025	January 2026
Furthest expiry date	December 2025	December 2026
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of September 30, 2025. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three month SOFR as of the fixing date. The interest rate collar transaction expires on May 31, 2026.
During the second and third quarters of 2025, we entered into six additional interest rate collar transactions to reduce our variable interest rate risk related to the Term Loan Credit Agreement. These agreements are effective from May 31, 2026, through May 31, 2029, with a total notional amount of $300.0 million as of September 30, 2025. The terms of the agreements provide for an average interest rate cap of 5.50% and an average floor of 2.08%, based on the three month SOFR as of the fixing date. The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2025, and December 31, 2024, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2025	December 31, 2024
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$39,927	$10,591
Commodity derivatives (1)	Other long-term assets	3,945	—
Commodity derivatives (2)	Other accrued liabilities	(6,809)	(13,456)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	1,836	(1,588)
Interest rate derivatives	Other accrued liabilities	(4)	—
Interest rate derivatives	Other liabilities	(560)	(24)
_________________________________________________________
(1)Does not include cash collateral of $8.6 million and $38.6 million recorded in Prepaid and other current assets as of September 30, 2025, and December 31, 2024, respectively. Does not include $3.9 million and $2.3 million recorded in Prepaid and other current assets as of September 30, 2025, and December 31, 2024, respectively, related to realized derivatives receivable.
(2)Does not include $27.2 million and $6.1 million recorded in Other accrued liabilities as of September 30, 2025, and December 31, 2024, respectively, related to realized derivatives payable.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2025	2024	2025	2024
Commodity derivatives	Cost of revenues (excluding depreciation)	$12,206	$43,705	$54,128	$5,778
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	—	—	—	1,053
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	5,514	912	3,424	503
Interest rate derivatives	Interest expense and financing costs, net	195	(576)	(539)	305
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at September 30, 2025, or December 31, 2024. Please read Note 11—Derivatives for further information on derivatives.
Gross Environmental Credit Obligations
The portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period and classified as Level 2 instruments as we obtain the pricing inputs for the RINs and other environmental credits from brokers based on market quotes on similar instruments. As of September 30, 2025, the U.S. Environmental Protection Agency (“EPA”) has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the nine months ended September 30, 2025, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief. Please read Note 14—Commitments and Contingencies for further information on the EPA regulations related to greenhouse gases.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2025, and December 31, 2024, are presented gross in the tables below (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$7,281	$275,407	$—	$282,688	$(238,816)	$43,872

Liabilities
Commodity derivatives	$(10,494)	$(235,131)	$—	$(245,625)	$238,816	$(6,809)
Citi repurchase obligation derivative	—	—	1,836	1,836	—	1,836
Interest rate derivatives	—	(564)	—	(564)	—	(564)
Gross environmental credit obligations (2) (3)	—	(63,294)	—	(63,294)	—	(63,294)
Total liabilities	$(10,494)	$(298,989)	$1,836	$(307,647)	$238,816	$(68,831)

	December 31, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$209,666	$13,506	$—	$223,172	$(212,581)	$10,591

Liabilities
Commodity derivatives	$(215,139)	$(10,898)	$—	$(226,037)	$212,581	$(13,456)
Citi repurchase obligation derivative	—	—	(1,588)	(1,588)	—	(1,588)
Interest rate derivatives	—	(24)	—	(24)	—	(24)
Gross environmental credit obligations (2) (3)	—	(44,498)	—	(44,498)	—	(44,498)
Total liabilities	$(215,139)	$(55,420)	$(1,588)	$(272,147)	$212,581	$(59,566)
_________________________________________________________
(1)Does not include cash collateral of $8.6 million and $38.6 million as of September 30, 2025, and December 31, 2024, respectively, included within Prepaid and other current assets on our condensed consolidated balance sheets, respectively.
(2)Does not include RINs assets and other environmental credits of $405.5 million and $195.0 million presented in Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of September 30, 2025, and December 31, 2024, respectively, and $5.6 million included in Other long-term assets as of September 30, 2025.
(3)Does not include environmental liabilities of $303.1 million and $187.5 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, at beginning of period	$(3,678)	$(409)	$(1,588)	$(392)
Settlements	—	—	—	(661)
Total gains included in earnings (1)	5,514	912	3,424	1,556
Balance, at end of period	$1,836	$503	$1,836	$503
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2025, and December 31, 2024, are as follows (in thousands):

	September 30, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$338,000	$338,000
Term Loan Credit Agreement due 2030 (2)	622,673	633,662
Product Financing Agreement (2)	—	—
Other long-term debt (2)	6,420	6,564

	December 31, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$483,000	$483,000
Term Loan Credit Agreement due 2030 (2)	625,859	636,924
Product Financing Agreement (2)	—	—
Other long-term debt (2)	4,108	4,412
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
The carrying value of our ABL Credit Facility and Product Financing Agreement were determined to approximate fair value as of September 30, 2025. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease term, and weighted average discount rate as of September 30, 2025, and December 31, 2024, and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Finance	Property, plant, and equipment	$32,106	$30,655
Finance	Accumulated amortization	(16,500)	(14,543)
Finance	Property, plant, and equipment, net	15,606	16,112
Operating	Operating lease right-of-use (“ROU”) assets	415,425	428,120
Total right-of-use assets		$431,031	$444,232

Liabilities
Current
Finance	Other accrued liabilities	$2,339	$2,252
Operating	Operating lease liabilities	96,527	80,174
Long-term
Finance	Finance lease liabilities	11,304	11,690
Operating	Operating lease liabilities	338,415	362,092
Total lease liabilities		$448,585	$456,208

Weighted-average remaining lease term (in years)
Finance		10.10	10.26
Operating		6.70	7.17
Weighted-average discount rate
Finance		6.98%	6.97%
Operating		7.67%	7.76%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (income) type	2025	2024	2025	2024
Finance lease cost
Amortization of finance lease ROU assets	$639	$592	$1,961	$1,726
Interest on lease liabilities	240	246	712	745
Operating lease cost	31,610	29,319	94,649	81,686
Variable lease cost	3,190	2,041	9,267	5,454
Short-term lease cost	2,429	22	6,930	4,098
Net lease cost	$38,108	$32,220	$113,519	$93,709

Operating lease income (1)	$(567)	$(550)	$(1,696)	$(5,450)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
Lease type	2025	2024
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,699	$1,378
Operating cash flows from finance leases	708	715
Operating cash flows from operating leases	88,179	79,629
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	1,491	1,619
ROU assets obtained in exchange for new operating lease liabilities	55,860	150,308
ROU assets terminated in exchange for release from operating lease liabilities	23	41
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2025 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2025 (1)	$765	$30,481	$31,246
2026	2,918	127,157	130,075
2027	2,756	117,314	120,070
2028	1,854	102,200	104,054
2029	1,447	24,093	25,540
2030	922	17,570	18,492
Thereafter	8,340	114,520	122,860
Total lease payments	19,002	533,335	552,337
Less amount representing interest	(5,583)	(98,169)	(103,752)
Present value of lease liabilities	$13,419	$435,166	$448,585
_________________________________________________________
(1)Represents the period from October 1, 2025, to December 31, 2025.
Additionally, we have no future undiscounted cash flows for finance or operating leases that have not yet commenced.
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
Tax and Related Matters
We are also party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries, and investigations that arise in the ordinary course of business. From time to time, PHR has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessment for tax years 2023, 2024, and 2025. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We believe the Department of Revenue’s interpretation conflicts with its prior guidance and we filed suit in November 2022. On September 26, 2025, we received an unfavorable decision from the Thurston County Superior Court, which we plan to appeal. We are unable to predict the cost to resolve this tax dispute, but the potential tax impact and related costs could be material. Additionally, by opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

court of the state of Hawaii alleging that PHR, Par Pacific Holdings, Inc. and certain unnamed defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from the EPA related to the alleged violation of certain air emission limits, controls, monitoring, and repair requirements under the Consent Decree. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2025, we have accrued $12.1 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended September 30, 2025 and 2024

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
Additionally, the RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. On August 22, 2025, the EPA announced decisions on various exemption petitions for the 2016 through 2024 compliance years and granted full and partial relief to certain refineries owned by Par Pacific. As a result of our historical compliance with the RFS program, we received previously retired RINs related to the 2019 through 2023 compliance years. In addition, we relieved a portion of our 2024 RVO. As a result of the EPA’s actions, we have recorded a corresponding gain of $199.5 million in Net Income on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025. As of September 30, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the nine months ended September 30, 2025, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Note 15—Stockholders’ Equity
Share Repurchase Program
On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the three and nine months ended September 30, 2025, 0.5 million and 5.7 million shares were repurchased under this share repurchase program for $16.4 million and $95.8 million, respectively. The repurchased shares were retired by the Company upon receipt. During the three and nine months ended September 30, 2024, 0.9 million and 4.0 million shares were repurchased under the prior share repurchase program for $22.1 million and $121.6 million, respectively. As of September 30, 2025, there was $165.0 million of authorization remaining under the current share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted Stock Awards	$2,660	$2,080	$8,329	$8,381
Restricted Stock Units	717	512	2,116	3,730
Stock Option Awards	362	391	1,089	10,163
On February 27, 2024, William Pate, our former Chief Executive Officer (“CEO”), announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

equity awards and the modification of vested stock options granted to him. For the nine months September 30, 2024, we recorded a total of $13.1 million of stock-based compensation expenses resulting from the equity awards modifications.
During the three and nine months ended September 30, 2025, we granted 23 thousand and 729 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.7 million and $11.7 million, respectively. As of September 30, 2025, there were approximately $15.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.
During the three and nine months ended September 30, 2025, we granted no stock option awards. As of September 30, 2025, there were approximately $4.7 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.6 years.
During the nine months ended September 30, 2025, we granted 213 thousand performance restricted stock units to executive officers; no grants were made for the three months ended September 30, 2025. These performance restricted stock units had a fair value of approximately $3.3 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of September 30, 2025, there were approximately $4.0 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
Note 16—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$262,631	$7,486	$291,691	$22,373
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$262,631	$7,486	$291,691	$22,373

Basic weighted-average common stock shares outstanding	49,633	55,729	51,237	57,283
Plus: dilutive effects of common stock equivalents	1,264	495	646	787
Diluted weighted-average common stock shares outstanding	50,897	56,224	51,883	58,070

Basic income per common share	$5.29	$0.13	$5.69	$0.39
Diluted income per common share	$5.16	$0.13	$5.62	$0.39

Diluted income per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	90	327	377	261
Shares of stock options	350	366	735	202
Note 17—Income Taxes
Our income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.
For the three and nine months ended September 30, 2025, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation and equity method investments.
For the three and nine months ended September 30, 2024, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes tax reform provisions that amend, eliminate, and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. We evaluated the impact of this legislation and determined that the OBBBA will not have a material impact on our 2025 financial statements.
Note 18—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Segment asset information is not provided to our chief operating decision-maker.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,909,582	$—	$122,328	$(88,185)	$1,943,725
Other revenue	35,788	80,310	29,002	(75,889)	69,211
Total revenues	1,945,370	80,310	151,330	(164,074)	2,012,936
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	75,891	—	—	(75,891)	—
Other cost of revenues (excluding depreciation)	1,393,203	40,840	107,838	(88,184)	1,453,697
Total cost of revenues (excluding depreciation)	1,469,094	40,840	107,838	(164,075)	1,453,697
Operating expense (excluding depreciation)	112,781	5,684	21,564	—	140,029
Depreciation and amortization	26,596	6,093	2,801	794	36,284
General and administrative expense (excluding depreciation)	—	—	—	24,242	24,242
Equity earnings from refining and logistics investments	(3,860)	(2,493)	—	—	(6,353)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	4,525	4,525
Loss (gain) on sale of assets, net	(10)	(1)	34	—	23
Operating income (loss)	$340,769	$30,187	$19,093	$(31,533)	$358,516
Interest expense and financing costs, net					(21,272)
Other loss, net					(109)
Equity earnings from Laramie Energy, LLC					8,202
Income before income taxes					345,337
Income tax expense					(82,706)
Net income					$262,631

Capital expenditures	$22,250	$5,452	$4,263	$314	$32,279

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Three Months Ended September 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$2,020,076	$—	$120,830	$(89,149)	$2,051,757
Other revenue	60,470	77,741	29,383	(75,418)	92,176
Total revenues	2,080,546	77,741	150,213	(164,567)	2,143,933
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	75,418	—	—	(75,418)	—
Other cost of revenues (excluding depreciation)	1,842,544	44,228	107,598	(89,170)	1,905,200
Total cost of revenues (excluding depreciation)	1,917,962	44,228	107,598	(164,588)	1,905,200
Operating expense (excluding depreciation)	122,054	3,334	21,661	—	147,049
Depreciation and amortization	22,623	5,925	2,680	651	31,879
General and administrative expense (excluding depreciation)	—	—	—	22,399	22,399
Equity earnings from refining and logistics investments	(1,098)	(1,910)	—		(3,008)
Acquisition and integration costs	—	—	—	(23)	(23)
Par West redevelopment and other costs	—	—	—	4,006	4,006
Loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	$19,005	$26,164	$18,274	$(27,012)	$36,431
Interest expense and financing costs, net					(23,402)
Debt extinguishment and commitment costs					—
Other income, net					1,253
Equity losses from Laramie Energy, LLC					(336)
Loss before income taxes					13,946
Income tax expense					(6,460)
Net income					$7,486

Capital expenditures	$22,051	$3,583	$1,520	1,178	$28,332
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $164.1 million and $164.6 million for the three months ended September 30, 2025 and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Nine Months Ended September 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$5,314,770	$—	$352,636	$(252,517)	$5,414,889
Other revenue	143,238	224,730	81,811	(213,258)	236,521
Total revenues	5,458,008	224,730	434,447	(465,775)	5,651,410
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	213,284	—	—	(213,284)	—
Other cost of revenues (excluding depreciation)	4,428,907	122,573	307,573	(252,517)	4,606,536
Total cost of revenues (excluding depreciation)	4,642,191	122,573	307,573	(465,801)	4,606,536
Operating expense (excluding depreciation)	354,998	14,846	63,019	—	432,863
Depreciation and amortization	77,912	19,442	7,973	2,255	107,582
General and administrative expense (excluding depreciation)	—	—	—	72,133	72,133
Equity earnings from refining and logistics investments	(14,642)	(6,530)	—		(21,172)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	13,197	13,197
Loss (gain) on sale of assets, net	181	(1,418)	35	—	(1,202)
Operating income (loss)	$397,368	$75,817	$55,847	$(89,532)	$439,500
Interest expense and financing costs, net					(65,226)
Debt extinguishment and commitment costs					(25)
Other expense, net					(643)
Equity earnings from Laramie Energy, LLC					10,784
Income before income taxes					384,390
Income tax expense					(92,699)
Net income					$291,691

Capital expenditures	$95,445	$16,254	$8,190	$1,449	$121,338

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Nine Months Ended September 30, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$5,833,115	$—	$359,941	$(273,807)	$5,919,249
Other revenue	131,320	222,058	83,248	(213,639)	222,987
Total revenues	5,964,435	222,058	443,189	$(487,446)	6,142,236
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	213,652	—	—	(213,652)	—
Other cost of revenues (excluding depreciation)	5,243,515	131,303	321,894	(273,837)	5,422,875
Total cost of revenues (excluding depreciation)	5,457,167	131,303	321,894	(487,489)	5,422,875
Operating expense (excluding depreciation)	365,031	11,847	67,511	—	444,389
Depreciation and amortization	66,584	19,893	8,471	1,731	96,679
General and administrative expense (excluding depreciation)	—	—	—	87,322	87,322
Equity earnings from refining and logistics investments	(7,158)	(5,688)	—		(12,846)
Acquisition and integration costs	—	—	—	68	68
Par West redevelopment and other costs	—	—	—	9,048	9,048
Loss (gain) on sale of assets, net	—	124	(10)	—	114
Operating income (loss)	$82,811	$64,579	$45,323	$(98,126)	$94,587
Interest expense and financing costs, net					(61,720)
Debt extinguishment and commitment costs					(1,418)
Other expense, net					(1,447)
Equity earnings from Laramie Energy, LLC					2,867
Income before income taxes					32,869
Income tax expense					(10,496)
Net income					$22,373

Capital expenditures	$68,110	$13,006	$4,348	$2,400	$87,864
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $465.8 million and $487.4 million for the nine months ended September 30, 2025 and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2025 and 2024

Note 19—Subsequent Events
Framework Agreement and ISDA Master Agreement and Schedule
On October 2, 2025, Hawaii Renewables, LLC (“Hawaii Renewables”), a subsidiary of the Company, entered into a Framework Agreement for Commodity Swap Transactions (the “Framework Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to which the parties agreed to a framework for entering into a series of prepaid swaps from time to time with respect to soybean oil and crude oil. On October 2, 2025, Wells Fargo and Hawaii Renewables also entered into a related International Swaps and Derivatives Association (“ISDA”) Schedule to the 2002 ISDA Master Agreement (the “ISDA Agreement”), whereby Wells Fargo and Hawaii Renewables will execute on a monthly basis such series of swaps (each of which will be evidenced by a separate trade confirmation) and Wells Fargo will agree to prepay a fixed amount to Hawaii Renewables (subject to a cap). Additionally, on October 2, 2025, Hawaii Renewables entered into a pledge and security agreement and a credit support annex with Wells Fargo, pursuant to which Hawaii Renewables granted Wells Fargo a security interest in certain collateral, including certain commodity inventory and renewable feedstocks at approved locations, and agrees to deliver additional collateral as required. The Framework Agreement has an initial term of one year and will be automatically renewed for additional terms of one year each unless either party terminates the Framework Agreement after the initial term by providing at least 90 calendar days’ prior written notice to the other party.
Renewable Fuels Facility Joint Venture
On October 21, 2025, we completed a transaction under the Equity Contribution Agreement to form Hawaii Renewables, a joint venture for the development, construction, ownership and operation of that certain renewable fuels manufacturing facility co-located with the Hawaii Refinery (“Renewable Fuels Facility”). Hawaii Renewables Holdings, LLC (“HR Holdco”), a subsidiary of the Company, Alohi Renewables LLC (“Alohi”), Hawaii Renewables and, solely for the limited purposes set forth therein, the Company entered into a Second Amended and Restated Limited Liability Company Agreement of Hawaii Renewables (the “JV Agreement”), which is the primary governing document of the joint venture. In connection, PHR and Hawaii Renewables entered into a number of related agreements.
The Company and its subsidiaries contributed to Hawaii Renewables certain assets related to the Renewable Fuels Facility and Alohi contributed to Hawaii Renewables $100.0 million in cash. In connection with the transaction, Hawaii Renewables made a one-time special cash distribution of $83.0 million to the Company and retained $17.0 million to fund remaining construction and initial working capital. Pursuant to the JV Agreement, HR Holdco owns 63.5% of the ownership and voting interest in Hawaii Renewables, and Alohi owns 36.5% of the ownership and voting interest in Hawaii Renewables.

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
Recent Events Affecting Comparability of Periods
Operational Update
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations. The 66 days of idle time impacted comparability between the nine months ended September 30, 2025, and September 30, 2024.
Small Refinery Exemption
In August 2025, the U.S. Environmental Protection Agency (“EPA”) granted our mainland refineries a combination of full (100%) and partial (50%) small refinery exemptions (“SREs”) from the RFS program for the 2019 through 2024 compliance years. As a result of our historical compliance with the RFS program, we received previously retired RINs related to the 2019 through 2023 compliance years from the EPA and relieved a portion of our 2024 RVO, recording a corresponding gain of $199.5 million in Net Income on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025. This also resulted in gains of $195.9 million in Adjusted Net Income and $202.6 million in Adjusted EBITDA for both the three and nine months ended September 30, 2025. As of September 30, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the nine months ended September 30, 2025, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief.
Renewable Fuels Facility Joint Venture
On July 21, 2025, we and Hawaii Renewables, LLC, a subsidiary of the Company (“Hawaii Renewables”), entered into a definitive Equity Contribution Agreement (the “Equity Contribution Agreement”) with Alohi Renewable Energy LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, to establish Hawaii Renewables as a joint venture, with the Company owning a 63.5% equity interest in Hawaii Renewables. The joint venture is being formed for the development, construction, ownership, and operation of the renewable fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”).
On October 21, 2025, we completed the transaction to form the Hawaii Renewables, LLC joint venture. We will operate and manage the Renewable Fuels Facility on behalf of Hawaii Renewables and provide certain services, such as construction management services, operating and corporate services, and terminalling services, to Hawaii Renewables. In addition, at the closing of the transaction, we contributed certain assets to Hawaii Renewables and Alohi contributed $100.0 million in cash in exchange for a minority interest. In connection with the transaction, Hawaii Renewables distributed $83.0 million to Par and approximately $17.0 million of Alohi’s contribution was retained by Hawaii Renewables to fund remaining construction and initial working capital. The construction of the Renewable Fuels Facility is expected to be completed by the end of 2025.
Economic Update
Energy prices are, among other factors, indicators of inflation. Crude oil prices decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Brent crude oil prices averaged $69.93 per barrel during the nine months ended September 30, 2025, compared to $81.82 per barrel during the nine months ended September 30, 2024. Average U.S. retail gasoline prices decreased to $3.26 per gallon during the nine months ended September 30, 2025, compared to $3.51 per gallon during the nine months ended September 30, 2024. The overall energy price index increased 6.4% and the total consumer price index increased 3% year over year as of September 30, 2025. The U.S. Energy Information Administration (“EIA”) in its October 2025 short term energy outlook forecasts average Brent crude oil prices to decrease to $62 per barrel in the fourth quarter of 2025 and average $52 per barrel in 2026 due to increased global oil inventories driven by increased production by the Organization of the Petroleum Exporting Countries (“OPEC”) and weak global demand growth. On March 5, 2025, OPEC agreed to gradually increase oil production starting in April 2025, after a period of voluntary output cuts, with the plan to reverse the 2.2 million barrels per day cuts over an 18-month period. On April

3, 2025, OPEC agreed to phase out oil output cuts by increasing output by 411,000 barrels per day beginning in May 2025. On July 5, 2025, OPEC agreed to increase output by 548,000 barrels per day beginning in August 2025. On October 5, 2025, OPEC announced an increase in output by 137,000 barrels per day beginning in November 2025. While inflation has increased relative to the prior year, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations for the nine months ended September 30, 2025.
Geopolitical tensions in the Middle East and Red Sea region continue in 2025, putting upward pressure on prices. The Russia-Ukraine war, the Israel-Palestine conflict, Houthi attacks in the Red Sea, and Iranian activities in the Strait of Hormuz have all continued to disrupt global trade patterns, increase crude oil price volatility, and increase freight costs and delivery times. The overall effect of these conflicts and associated actions taken to limit the purchase of Russian petroleum products in response to Russia’s invasion of Ukraine have raised the operating costs of many European, U.S., and other refineries.
Effective August 1, 2025, the U.S. adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions. In October 2025, the U.S. government announced a series of new and expanded tariffs on imports from China and other countries, including a 100% tariff on certain categories of goods and increased duties. On November 1, 2025, the U.S. government announced a deal with China that retained heightened reciprocal tariffs and suspended (retaining a 10% baseline) and reduced certain China-specific tariffs, effective November 10, 2025. Separately, previously announced tariffs on imports from other countries went into effect on November 1, 2025. Those policies, along with retaliatory actions by some trading partners and ongoing negotiations around trade policy, have led to increased volatility, upward pressure on prices of a wide range of goods, and unpredictability for global trade.
Please read Item 1A. — Risk Factors on our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.
Results of Operations
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Net Income. Our financial results for the third quarter of 2025 improved from net income of $7.5 million for the three months ended September 30, 2024, to net income of $262.6 million for the three months ended September 30, 2025. The increase was primarily driven by a $321.8 million increase in our refining segment operating income and an $8.5 million increase in Equity earnings from Laramie Energy, LLC, partially offset by a $76.2 million increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2025, Adjusted EBITDA was $372.5 million compared to $51.4 million for the three months ended September 30, 2024. The $321.1 million increase was primarily related to a $308.1 million increase in refining segment Adjusted Gross Margin, an $8.6 million decrease in operating expenses, excluding severance, and a $6.7 million increase in our logistics segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the three months ended September 30, 2025, Adjusted Net Income was $302.6 million compared to Adjusted Net Loss of $5.5 million for the three months ended September 30, 2024. The $308.1 million improvement was primarily related to the factors described above for the increase in Adjusted EBITDA, partially offset by a $4.4 million increase in D&A.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Net Income. Our financial results improved from net income of $22.4 million for the nine months ended September 30, 2024, to net income of $291.7 million for the nine months ended September 30, 2025. The $269.3 million increase was driven by a $314.6 million increase in refining segment operating income, a $15.2 million decrease in general and administrative expenses, an $11.2 million increase in logistics segment operating income and a $10.5 million increase in retail segment income, partially offset by an $82.2 million increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income. For the nine months ended September 30, 2025, Adjusted EBITDA was $520.5 million compared to $227.7 million for the nine months ended September 30, 2024. The $292.8 million improvement was primarily due to a $260.5 million increase in our refining segment Adjusted Gross Margin, a $12.4 million increase in our logistics segment Adjusted Gross Margin, an $11.4 million decrease in operating expenses, excluding severance, and a $5.6 million increase in our retail segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.

For the nine months ended September 30, 2025, Adjusted Net Income was $330.6 million compared to $64.7 million for the nine months ended September 30, 2024. The $265.9 million improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA, partially offset by a $10.9 million increase in D&A, a $10.2 million increase in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items, and a $2.7 million increase in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains).
The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$2,012,936	$2,143,933	$(130,997)	(6)%
Cost of revenues (excluding depreciation)	1,453,697	1,905,200	(451,503)	(24)%
Operating expense (excluding depreciation)	140,029	147,049	(7,020)	(5)%
Depreciation and amortization	36,284	31,879	4,405	14%
General and administrative expense (excluding depreciation)	24,242	22,399	1,843	8%
Equity earnings from refining and logistics investments	(6,353)	(3,008)	(3,345)	(111)%
Acquisition and integration costs	1,973	(23)	1,996	8,678%
Par West redevelopment and other costs	4,525	4,006	519	13%
Loss on sale of assets, net	23	—	23	NM (1)
Total operating expenses	1,654,420	2,107,502
Operating income	358,516	36,431
Other income (expense)
Interest expense and financing costs, net	(21,272)	(23,402)	2,130	(9)%
Debt extinguishment and commitment costs	—	—	—	NM (1)
Other income (expense), net	(109)	1,253	(1,362)	(109)%
Equity earnings (losses) from Laramie Energy, LLC	8,202	(336)	8,538	2,541%
Total other expense, net	(13,179)	(22,485)
Income before income taxes	345,337	13,946
Income tax expense	(82,706)	(6,460)	(76,246)	1,180%
Net income	$262,631	$7,486

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$5,651,410	$6,142,236	$(490,826)	(8)%
Cost of revenues (excluding depreciation)	4,606,536	5,422,875	(816,339)	(15)%
Operating expense (excluding depreciation)	432,863	444,389	(11,526)	(3)%
Depreciation and amortization	107,582	96,679	10,903	11%
General and administrative expense (excluding depreciation)	72,133	87,322	(15,189)	(17)%
Equity earnings from refining and logistics investments	(21,172)	(12,846)	(8,326)	(65)%
Acquisition and integration costs	1,973	68	1,905	2,801%
Par West redevelopment and other costs	13,197	9,048	4,149	46%
Loss (gain) on sale of assets, net	(1,202)	114	(1,316)	(1,154)%
Total operating expenses	5,211,910	6,047,649
Operating income	439,500	94,587
Other income (expense)
Interest expense and financing costs, net	(65,226)	(61,720)	(3,506)	6%
Debt extinguishment and commitment costs	(25)	(1,418)	1,393	(98)%
Other expense, net	(643)	(1,447)	804	(56)%
Equity earnings from Laramie Energy, LLC	10,784	2,867	7,917	276%
Total other expense, net	(55,110)	(61,718)
Income before income taxes	384,390	32,869
Income tax expense	(92,699)	(10,496)	(82,203)	783%
Net income	$291,691	$22,373
________________________________________________________
(1)NM - Not meaningful

The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2025 and 2024 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,945,370	$80,310	$151,330	$(164,074)	$2,012,936
Cost of revenues (excluding depreciation)	1,469,094	40,840	107,838	(164,075)	1,453,697
Operating expense (excluding depreciation)	112,781	5,684	21,564	—	140,029
Depreciation and amortization	26,596	6,093	2,801	794	36,284
General and administrative expense (excluding depreciation)	—	—	—	24,242	24,242
Equity earnings from refining and logistics investments	(3,860)	(2,493)	—	—	(6,353)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	4,525	4,525
Loss (gain) on sale of assets, net	(10)	(1)	34	—	23
Operating income (loss)	$340,769	$30,187	$19,093	$(31,533)	$358,516

Three Months Ended September 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,080,546	$77,741	$150,213	$(164,567)	$2,143,933
Cost of revenues (excluding depreciation)	1,917,962	44,228	107,598	(164,588)	1,905,200
Operating expense (excluding depreciation)	122,054	3,334	21,661	—	147,049
Depreciation and amortization	22,623	5,925	2,680	651	31,879
General and administrative expense (excluding depreciation)	—	—	—	22,399	22,399
Equity earnings from refining and logistics investments	(1,098)	(1,910)	—	—	(3,008)
Acquisition and integration costs	—	—	—	(23)	(23)
Par West redevelopment and other costs	—	—	—	4,006	4,006
Loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	$19,005	$26,164	$18,274	$(27,012)	$36,431
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $164.1 million and $164.6 million for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,458,008	$224,730	$434,447	$(465,775)	$5,651,410
Cost of revenues (excluding depreciation)	4,642,191	122,573	307,573	(465,801)	4,606,536
Operating expense (excluding depreciation)	354,998	14,846	63,019	—	432,863
Depreciation and amortization	77,912	19,442	7,973	2,255	107,582
General and administrative expense (excluding depreciation)	—	—	—	72,133	72,133
Equity earnings from refining and logistics investments	(14,642)	(6,530)	—	—	(21,172)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	13,197	13,197
Loss (gain) on sale of assets, net	181	(1,418)	35	—	(1,202)
Operating income (loss)	$397,368	$75,817	$55,847	$(89,532)	$439,500

Nine Months Ended September 30, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,964,435	$222,058	$443,189	$(487,446)	$6,142,236
Cost of revenues (excluding depreciation)	5,457,167	131,303	321,894	(487,489)	5,422,875
Operating expense (excluding depreciation)	365,031	11,847	67,511	—	444,389
Depreciation and amortization	66,584	19,893	8,471	1,731	96,679
General and administrative expense (excluding depreciation)	—	—	—	87,322	87,322
Equity earnings from refining and logistics investments	(7,158)	(5,688)	—	—	(12,846)
Acquisition and integration costs	—	—	—	68	68
Par West redevelopment and other costs	—	—	—	9,048	9,048
Loss (gain) on sale of assets, net	—	124	(10)	—	114
Operating income (loss)	$82,811	$64,579	$45,323	$(98,126)	$94,587
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $465.8 million and $487.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Refining Segment
Feedstocks Throughput (Mbpd)	197.7	198.4	186.9	186.3
Refined product sales volume (Mbpd)	208.6	216.2	199.3	200.2

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$24.76	$7.79	$15.41	$10.34
SRE impact	11.14	—	3.97	—
Adjusted Gross Margin excluding SRE impact	13.62	7.79	11.44	10.34
Production costs per bbl ($/throughput bbl) (2)	6.13	6.62	6.88	7.09
D&A per bbl ($/throughput bbl)	1.46	1.24	1.53	1.31

Hawaii Refinery
Feedstocks Throughput (Mbpd)	81.7	80.7	83.1	80.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	30.2%	25.6%	27.7%	26.0%
Distillates	39.2%	38.3%	38.2%	38.1%
Fuel oils	27.5%	32.0%	29.6%	32.0%
Other products	(0.1)%	0.7%	1.5%	0.3%
Total yield	96.8%	96.6%	97.0%	96.4%

Refined product sales volume (Mbpd)	87.9	93.5	88.3	87.8

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$11.40	$6.10	$10.18	$10.06
SRE impact	—	—	—	—
Adjusted Gross Margin excluding SRE impact	11.40	6.10	10.18	10.06
Production costs per bbl ($/throughput bbl) (2)	4.66	4.58	4.53	4.66
D&A per bbl ($/throughput bbl)	0.28	0.25	0.25	0.47

Montana Refinery
Feedstocks Throughput (Mbpd)	58.3	57.2	51.5	49.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	51.1%	46.5%	47.5%	49.5%
Distillates	32.4%	34.7%	31.9%	31.7%
Asphalt	8.1%	11.0%	10.8%	9.3%
Other products	4.2%	4.0%	3.9%	4.4%
Total yield	95.8%	96.2%	94.1%	94.9%

Refined product sales volume (Mbpd)	54.9	60.3	52.6	53.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$27.41	$12.42	$18.50	$14.15
SRE impact	10.75	—	4.10	—
Adjusted Gross Margin excluding SRE impact	16.66	12.42	14.40	14.15
Production costs per bbl ($/throughput bbl) (2)	8.76	11.61	10.89	13.16
D&A per bbl ($/throughput bbl)	2.43	1.82	2.51	1.69

Washington Refinery
Feedstocks Throughput (Mbpd)	38.6	41.1	39.3	37.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.1%	23.6%	23.2%	24.0%
Distillates	34.4%	35.3%	35.2%	34.5%
Asphalt	21.4%	17.4%	18.6%	18.6%
Other products	18.9%	19.7%	19.5%	19.3%
Total yield	96.8%	96.0%	96.5%	96.4%

Refined product sales volume (Mbpd)	43.9	42.4	42.1	39.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$32.46	$1.76	$15.39	$4.03
SRE impact	20.96	—	6.94	—
Adjusted Gross Margin excluding SRE impact	11.50	1.76	8.45	4.03
Production costs per bbl ($/throughput bbl) (2)	4.31	3.50	4.07	4.28
D&A per bbl ($/throughput bbl)	1.94	1.81	1.95	2.00

Wyoming Refinery
Feedstocks Throughput (Mbpd)	19.1	19.4	13.0	18.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	44.7%	43.7%	45.4%	45.7%
Distillates	46.4%	49.0%	46.6%	48.1%
Fuel oils	4.2%	3.4%	3.6%	2.5%
Other products	2.1%	2.3%	2.3%	2.2%
Total yield	97.4%	98.4%	97.9%	98.5%

Refined product sales volume (Mbpd)	21.9	20.0	16.3	19.4

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$58.22	$13.65	$38.42	$14.42
SRE impact	40.12	—	19.86	—
Adjusted Gross Margin excluding SRE impact	18.10	13.65	18.56	14.42
Production costs per bbl ($/throughput bbl) (2)	8.11	7.00	14.52	7.30
D&A per bbl ($/throughput bbl)	2.61	2.43	4.51	2.51

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Market Indices (average $ per barrel)
Hawaii Index (3)	$10.27	$4.49	$9.00	$7.98
Montana Index (4)	17.99	15.32	15.16	17.18
Washington Index (5)	16.66	4.47	12.11	5.62
Wyoming Index (6)	19.87	17.56	20.53	17.41
Combined Index (7)	14.72	8.89	11.98	10.88

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack (3)	$16.34	$11.00	$14.35	$14.04
Montana 6.3.2.1 Product Crack (4)	30.37	26.08	25.51	23.59
Washington 3.1.1.1 Product Crack (5)	26.14	12.62	20.82	13.29
Wyoming 2.1.1 Product Crack (6)	22.22	20.23	22.22	19.21

Crude Oil Prices (average $ per barrel) (8)
Brent	$68.17	$78.71	$69.93	$81.82
WTI	64.97	75.27	66.67	77.61
ANS (-) Brent	3.13	1.79	3.00	1.73
Bakken Guernsey (-) WTI	(1.51)	(0.39)	(1.44)	(1.28)
Bakken Williston (-) WTI	(2.25)	(1.78)	(2.51)	(2.41)
WCS Hardisty (-) WTI	(11.42)	(13.82)	(11.09)	(14.45)
MSW (-) WTI	(3.23)	(2.83)	(3.36)	(4.13)
Syncrude (-) WTI	0.40	1.81	0.21	0.37
Brent M1-M3	1.24	1.31	1.29	1.22
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Total Refining Segment Adjusted Gross Margin per barrel is presented net of intercompany profit in inventory of $0.12 per barrel for the nine months ended September 30, 2025, which represents margin on intercompany sales where the inventory remains on our condensed consolidated balance sheet at period end. Intercompany profit in inventory per barrel for the three months ended September 30, 2025, was immaterial. For the three and nine months ended September 30, 2025, Adjusted Gross Margin per barrel includes the SRE impact related to the 2019 through 2024 compliance years.
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
Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail Segment
Retail sales volumes (thousands of gallons)	31,755	31,232	92,034	91,186
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2025	Refining	Logistics	Retail
Operating Income	$340,769	$30,187	$19,093
Operating expense (excluding depreciation)	112,781	5,684	21,564
Depreciation, depletion, and amortization	26,596	6,093	2,801
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,078	1,032	—
Inventory valuation adjustment	(20,366)	—	—
Environmental obligation mark-to-market adjustments	(6,362)	—	—
Unrealized gain on derivatives	(3,645)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—
Loss (gain) on sale of assets, net	(10)	(1)	34
Adjusted Gross Margin (1)	$450,315	$42,995	$43,492

Three months ended September 30, 2024	Refining	Logistics	Retail
Operating Income	$19,005	$26,164	$18,274
Operating expense (excluding depreciation)	122,054	3,334	21,661
Depreciation, depletion, and amortization	22,623	5,925	2,680
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	658	861	—
Inventory valuation adjustment	14,057	—	—
Environmental obligation mark-to-market adjustments	(4,432)	—	—
Unrealized gain on derivatives	(31,772)	—	—
Adjusted Gross Margin (1) (2)	$142,193	$36,284	$42,615

Nine months ended September 30, 2025	Refining	Logistics	Retail
Operating Income	$397,368	$75,817	$55,847
Operating expense (excluding depreciation)	354,998	14,846	63,019
Depreciation, depletion, and amortization	77,912	19,442	7,973
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	3,434	2,749	—
Inventory valuation adjustment	(3,523)	—	—
Environmental obligation mark-to-market adjustments	(48)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(1,997)	—	—
Unrealized gain on derivatives	(41,902)	—	—
Loss (gain) on sale of assets, net	181	(1,418)	35
Adjusted Gross Margin (1)	$786,423	$111,436	$126,874

Nine months ended September 30, 2024	Refining	Logistics	Retail
Operating Income	$82,811	$64,579	$45,323
Operating expense (excluding depreciation)	365,031	11,847	67,511
Depreciation, depletion, and amortization	66,584	19,893	8,471
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,037	2,550	—
Inventory valuation adjustment	(6,419)	—	—
Environmental obligation mark-to-market adjustments	(18,199)	—	—
Unrealized loss on derivatives	34,061	—	—
Loss (gain) on sale of assets, net	—	124	(10)
Adjusted Gross Margin (1) (2)	$525,906	$98,993	$121,295
____________________________________________________________________________
(1)For the three and nine months ended September 30, 2025 and 2024, there was no impairment expense in Operating income.
(2)For the three and nine months ended September 30, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.
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
    The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$262,631	$7,486	$291,691	$22,373
Inventory valuation adjustment	(20,366)	14,057	(3,523)	(6,419)
Environmental obligation mark-to-market adjustments	(6,362)	(4,432)	(48)	(18,199)
Unrealized loss (gain) on derivatives	(3,840)	(31,196)	(41,363)	33,756
Acquisition and integration costs	1,973	(23)	1,973	68
Par West redevelopment and other costs	4,525	4,006	13,197	9,048
Debt extinguishment and commitment costs	—	—	25	1,418
Changes in valuation allowance and other deferred tax items (1)	72,688	5,707	81,267	9,238
Severance costs and other non-operating expense (2)	58	(1,490)	1,336	14,648
Loss (gain) on sale of assets, net	23	—	(1,202)	114
Equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions	(8,202)	336	(10,784)	(1,382)
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	(1,997)	—
Adjusted Net Income (Loss) (3) (4)	302,602	(5,549)	330,572	64,663
Depreciation, depletion, and amortization	36,284	31,879	107,582	96,679
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	21,467	22,826	64,687	62,025
Laramie Energy, LLC cash distributions to Par	—	—	—	(1,485)
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,110	1,519	6,183	4,587
Income tax expense	10,018	753	11,432	1,258
Adjusted EBITDA (3)	$372,481	$51,428	$520,456	$227,727
________________________________________
(1)For the three and nine months ended September 30, 2025, we recognized a non-cash deferred tax expense of $72.7 million and $81.3 million, respectively, related to deferred state and federal tax liabilities. For the three and nine months ended September 30, 2024, we recognized a non-cash deferred tax expense of $5.7 million and $9.2 million, respectively, related to deferred state and federal tax liabilities. This tax expense is included in Income tax expense (benefit) on our condensed consolidated statements of operations.
(2)For the nine months ended September 30, 2025 and 2024, we incurred $0.3 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the nine months ended September 30, 2024, we incurred $2.3 million for an estimated legal settlement unrelated to current operating activities.
(3)For the three and nine months ended September 30, 2025 and 2024, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) and Adjusted EBITDA made during the reporting periods.

(4)For the three and nine months ended September 30, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.
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

The following table presents a reconciliation of Adjusted EBITDA by segment to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for our operating segments for the periods indicated (in thousands):

Three Months Ended September 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$340,769	$30,187	$19,093	$(31,533)
Depreciation, depletion and amortization	26,596	6,093	2,801	794
Inventory valuation adjustment	(20,366)	—	—	—
Environmental obligation mark-to-market adjustments	(6,362)	—	—	—
Unrealized gain on commodity derivatives	(3,645)	—	—	—
Acquisition and integration costs	—	—	—	1,973
Par West redevelopment and other costs	—	—	—	4,525
Severance costs and other non-operating expense	58	—	—	—
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—	—
Loss (gain) on sale of assets, net	(10)	(1)	34	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,078	1,032	—	—
Other loss, net	—	—	—	(109)
Adjusted EBITDA (1)	$337,592	$37,311	$21,928	$(24,350)

Three Months Ended September 30, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$19,005	$26,164	$18,274	$(27,012)
Depreciation, depletion and amortization	22,623	5,925	2,680	651
Inventory valuation adjustment	14,057	—	—	—
Environmental obligation mark-to-market adjustments	(4,432)	—	—	—
Unrealized gain on derivatives	(31,772)	—	—	—
Acquisition and integration costs	—	—	—	(23)
Par West redevelopment and other costs	—	—	—	4,006
Severance costs and other non-operating expense	—	—	—	(1,490)
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	658	861	—	—
Other income, net	—	—	—	1,253
Adjusted EBITDA (1) (2)	$20,139	$32,950	$20,954	$(22,615)

Nine months ended September 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$397,368	$75,817	$55,847	$(89,532)
Depreciation, depletion and amortization	77,912	19,442	7,973	2,255
Inventory valuation adjustment	(3,523)	—	—	—
Environmental obligation mark-to-market adjustments	(48)	—	—	—
Unrealized gain on derivatives	(41,902)	—	—	—
Acquisition and integration costs	—	—	—	1,973
Par West redevelopment and other costs	—	—	—	13,197
Severance costs and other non-operating expense	259	193	44	840
Par's portion of accounting policy differences from refining and logistics investments	(1,997)	—	—	—
Loss (gain) on sale of assets, net	181	(1,418)	35	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	3,434	2,749	—	—
Other loss, net	—	—	—	(643)
Adjusted EBITDA (1)	$431,684	$96,783	$63,899	$(71,910)

Nine months ended September 30, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$82,811	$64,579	$45,323	$(98,126)
Depreciation, depletion and amortization	66,584	19,893	8,471	1,731
Inventory valuation adjustment	(6,419)	—	—	—
Environmental obligation mark-to-market adjustments	(18,199)	—	—	—
Unrealized loss on derivatives	34,061	—	—	—
Acquisition and integration costs	—	—	—	68
Par West redevelopment and other costs	—	—	—	9,048
Severance costs and other non-operating expense	642	—	—	14,006
Loss (gain) on sale of assets, net	—	124	(10)	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,037	2,550	—	—
Other loss, net	—	—	—	(1,447)
Adjusted EBITDA (1) (2)	$161,517	$87,146	$53,784	$(74,720)

________________________________________
(1)For the three and nine months ended September 30, 2025 and 2024, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
(2)For the three and nine months ended September 30, 2024, there was no impact in Operating income from accounting policy differences at our refining and logistics investments.

Factors Impacting Segment Results
Operating Income
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Refining. Operating income for our refining segment was $340.8 million for the three months ended September 30, 2025, an increase of $321.8 million compared to $19.0 million for the three months ended September 30, 2024. Please read the Adjusted Gross Margin discussion below for additional information. The increase in operating income was primarily driven by:

•	a decrease of $169.0 million in environmental costs across all our refineries, including an SRE benefit of $199.5 million at our Montana, Washington and Wyoming refineries,
•	an increase of $125.3 million primarily related to higher crack spreads at our Washington, Montana and Hawaii refineries,
•	a decrease in feedstock and purchased product costs of $34.7 million at our Hawaii refinery, and
•	an increase of $13.0 million related to favorable changes in feedstock differentials at our Montana refinery, partially offset by:

•	a decrease of $32.6 million related to unfavorable derivative impacts, and
•	a decrease of $20.0 million due to lower refined product sales at our Montana and Hawaii refineries.
Logistics. Operating income for our logistics segment was $30.2 million for the three months ended September 30, 2025, an increase of $4.0 million compared to $26.2 million for the three months ended September 30, 2024. The increase was primarily due to a decrease in cost of revenues of $3.4 million driven by lower employee costs and repair and maintenance expenses and an increase in third-party revenues of $2.1 million, partially offset by an increase in operating expenses, excluding D&A, primarily driven by higher operating costs.
Retail. Operating income for our retail segment was $19.1 million for the three months ended September 30, 2025, an increase of $0.8 million compared to $18.3 million for the three months ended September 30, 2024. The increase was primarily due to a $0.9 million increase in merchandise margin.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Refining. Operating income for our refining segment was $397.4 million for the nine months ended September 30, 2025, an improvement of $314.6 million compared to $82.8 million for the nine months ended September 30, 2024. The increase in operating income was primarily driven by:

•	an increase of $143.2 million related to higher crack spreads at our Washington and Montana refineries,
•	a decrease of $115.7 million in environmental costs across all of our refineries, including an SRE benefit of $199.5 million at our Montana, Washington and Wyoming refineries, partially offset by an increase in costs due to current period production, and
•	an increase of $63.0 million due to favorable derivative impacts, partially offset by:

•	a decrease of $26.0 million related to lower realized crack spreads due to product mix at our Hawaii refinery.
Logistics. Operating income for our logistics segment was $75.8 million for the nine months ended September 30, 2025, an increase of $11.2 million compared to $64.6 million for the nine months ended September 30, 2024. The increase was primarily due to a decrease in cost of revenues of $8.7 million driven by lower repair and maintenance costs and lower variable expenses and an increase in third-party revenues of $3.0 million.

Retail. Operating income for our retail segment was $55.8 million for the nine months ended September 30, 2025, an increase of $10.5 million compared to $45.3 million for the nine months ended September 30, 2024. The increase in operating income was primarily due to a decrease in operating expenses, excluding D&A, of $4.5 million driven by decreases in employee costs, repairs and maintenance expenses, and outside services costs. Other impacts include a $2.8 million increase in fuel margins, a $1.5 million increase in merchandise margins and a $1.2 million increase driven by higher fuel sales volumes.
Adjusted Gross Margin
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Refining. For the three months ended September 30, 2025, our refining Adjusted Gross Margin was $450.3 million, an increase of $308.1 million compared to $142.2 million for the three months ended September 30, 2024. The increase was primarily driven by an SRE benefit of $202.6 million and a $116.9 million increase in crack spreads, partially offset by unfavorable feedstock costs and other factors described below.
•Adjusted Gross Margin for the Montana refinery increased by $14.99 per barrel from $12.42 per barrel during the three months ended September 30, 2024, to $27.41 per barrel, including an SRE impact of $10.75 per barrel, during the three months ended September 30, 2025. The increase in Adjusted Gross Margin was primarily due to an SRE benefit of $57.6 million, favorable crack spreads and impacts from realized derivatives, partially offset by unfavorable changes in feedstock costs. The Montana Index improved $2.67 per barrel, or 17%, in the third quarter of 2025 compared to the comparable period in 2024. The Montana 6.3.2.1 Product Crack improved $4.29 per barrel, or 16%.
•Adjusted Gross Margin for the Washington refinery increased by $30.70 per barrel from $1.76 per barrel during the three months ended September 30, 2024, to $32.46 per barrel, including a SRE benefit impact of $20.96 per barrel, during the three months ended September 30, 2025. The increase in Adjusted Gross Margin was primarily due to an SRE benefit of $74.4 million and favorable crack spreads, partially offset by unfavorable changes in feedstock costs. The Washington Index improved $12.19 per barrel, or 273%, in the third quarter of 2025 compared to the comparable period in 2024. The Washington 3.1.1.1 Product Crack improved $13.52 per barrel, or 107%.
•Adjusted Gross Margin for the Hawaii refinery increased by $5.30 per barrel from $6.10 per barrel during the three months ended September 30, 2024, to $11.40 per barrel during the three months ended September 30, 2025. The increase in Adjusted Gross Margin was primarily due to favorable purchased product costs and higher crack spreads, partially offset by unfavorable changes in feedstock costs and realized derivatives. The Hawaii Index improved $5.78 per barrel, or 129%, in the third quarter of 2025 compared to the comparable period in 2024. The Singapore 3.1.2 Product Crack improved $5.34 per barrel, or 49%.
•Adjusted Gross Margin for the Wyoming refinery increased by $44.57 per barrel from $13.65 per barrel during the three months ended September 30, 2024, to $58.22 per barrel, including an SRE benefit impact of $40.12 per barrel, during the three months ended September 30, 2025. The increase in Adjusted Gross Margin was primarily driven by an SRE benefit of $70.5 million. The Wyoming Index improved $2.31 per barrel, or 13%, in the third quarter of 2025 compared to the comparable period in 2024. The Wyoming 2.1.1 Product Crack improved $1.99 per barrel or 10%.
Logistics. For the three months ended September 30, 2025, our logistics Adjusted Gross Margin was $43.0 million, an increase of $6.7 million compared to $36.3 million for the three months ended September 30, 2024. The increase is primarily due to an increase in third-party revenues of $2.1 million and lower repair and maintenance and variable expenses of $2.6 million.
Retail. For the three months ended September 30, 2025, our retail Adjusted Gross Margin was $43.5 million, an increase of $0.9 million compared to $42.6 million for the three months ended September 30, 2024. The increase was primarily due to a $0.9 million increase in merchandise margins in the three months ended September 30, 2025, compared to the comparable period in 2024.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Refining. For the nine months ended September 30, 2025, our refining Adjusted Gross Margin was $786.4 million, an increase of $260.5 million compared to $525.9 million for the nine months ended September 30, 2024. The increase was primarily driven by an SRE benefit of $202.6 million, and a $106.5 million increase in crack spreads, and other factors as described below.
•Adjusted Gross Margin for the Hawaii refinery improved by $0.12 per barrel from $10.06 per barrel during the nine months ended September 30, 2024, to $10.18 per barrel during the nine months ended September 30, 2025. The increase was primarily due to lower purchased product costs, favorable intermediation costs, partially offset by unfavorable changes in feedstock costs and lower realized crack spreads due to product mix. The Hawaii Index improved $1.02 per barrel, or 13%, and yield increased 1%. The Singapore 3.1.2 Product Crack improved $0.31 per barrel, or 2%.
•Adjusted Gross Margin for the Wyoming refinery increased by $24.00 per barrel from $14.42 per barrel during the nine months ended September 30, 2024, to $38.42 per barrel, including an SRE benefit impact of $19.86 per barrel, during the nine months ended September 30, 2025. The increase was primarily driven by an SRE benefit of $70.5 million. The Wyoming Index improved $3.12 per barrel, or 18%.The Wyoming 2.1.1 Product Crack improved $3.01 per barrel or 16%.
•Adjusted Gross Margin for the Montana refinery increased by $4.35 per barrel from $14.15 per barrel during the nine months ended September 30, 2024, to $18.50 per barrel, including an SRE benefit impact of $4.10 per barrel, during the nine months ended September 30, 2025. The increase was primarily due to an SRE benefit of $57.6 million, favorable realized derivatives impacts, and improved crack spreads, partially offset by unfavorable changes in feedstock costs. The Montana Index declined $2.02 per barrel, or 12%. The Montana 6.3.2.1 Product Crack improved $1.92 per barrel, or 8%.
•Adjusted Gross Margin for the Washington refinery increased by $11.36 per barrel from $4.03 per barrel during the nine months ended September 30, 2024 to $15.39 per barrel, including an SRE benefit impact of $6.94 per barrel, during the nine months ended September 30, 2025. The increase was primarily due to an SRE benefit of $74.4 million and improved crack spreads, partially offset by unfavorable changes in feedstock costs. The Washington Index improved $6.49 per barrel, or 115%. The Washington 3.1.1.1 Product Crack improved $7.53 per barrel, or 57%.
Logistics. For the nine months ended September 30, 2025, our logistics Adjusted Gross Margin was $111.4 million, an increase of $12.4 million compared to $99.0 million for the nine months ended September 30, 2024. The increase was primarily due to a decrease of $8.7 million in cost of revenues driven by lower repair and maintenance costs and lower variable expenses, partially offset by lower throughput driven by the 2025 Wyoming operational incident.
Retail. For the nine months ended September 30, 2025, our retail Adjusted Gross Margin was $126.9 million, an increase of $5.6 million compared to $121.3 million for the nine months ended September 30, 2024. The increase was primarily due to a $2.8 million increase in fuel margins, a $1.5 million increase in merchandise margins and a 1% increase in sales volumes.
Discussion of Consolidated Results
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Revenues. For the three months ended September 30, 2025, revenues were $2.0 billion, a $0.1 billion decrease compared to $2.1 billion for the three months ended September 30, 2024. The decrease was primarily driven by lower refining revenue due to a $0.2 billion decrease related to lower crude oil prices and a 4% decrease in sales volumes, partially offset by a $0.1 billion increase due to higher average product crack spreads. Average WTI crude oil prices decreased 14% and average Brent crude oil prices decreased 13% as compared to the prior period. The Combined Index increased 66% compared to the third quarter of 2024. Revenues at our retail segment increased $1.1 million primarily due to a 2% increase in fuel sales volumes. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2025, cost of revenues (excluding depreciation) was $1.5 billion, a decrease of $0.4 billion when compared to $1.9 billion for the three months ended September 30, 2024. The decrease was primarily driven by a $0.2 billion benefit related to SREs granted for the 2019 through 2024 compliance years and lower crude oil prices, as discussed above.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2025, operating expense (excluding depreciation) was $140.0 million, a $7.0 million decrease when compared to $147.0 million for the three months ended September 30, 2024. The decrease was primarily driven by a $14.1 million decrease related to our Montana operations, primarily lower repair and maintenance costs, lower materials and supplies costs, lower travel and entertainment expenses, and lower utility expenses, partially offset by an increase in other operating and employee costs.
Depreciation and Amortization. For the three months ended September 30, 2025, D&A was $36.3 million, an increase of $4.4 million compared to $31.9 million for the three months ended September 30, 2024. The increase was primarily driven by a $4.0 million increase in Montana deferred turnaround asset amortization. We completed turnarounds at the Montana refinery in 2024 and 2025.

General and Administrative Expense (Excluding Depreciation). For the three months ended September 30, 2025, general and administrative expense (excluding depreciation) was $24.2 million, an increase of $1.8 million compared to $22.4 million for the three months ended September 30, 2024, primarily driven by higher employee costs, partially offset by lower renewable project costs within general administrative expenses.
Equity Earnings From Refining and Logistics Investments. During the three months ended September 30, 2025, Equity earnings from refining and logistics investments, related to YELP and YPLC, were $6.4 million, an increase of $3.4 million compared to $3.0 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, our proportionate share of YELP’s net income and YPLC’s net income was $4.2 million and $2.5 million, respectively. For the three months ended September 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $1.4 million and $1.9 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for further information.
Acquisition and Integration Costs. For the three months ended September 30, 2025, we incurred $2.0 million of acquisition and integration costs, primarily related to the establishment of the renewable fuels facility joint venture. For the three months ended September 30, 2024, we incurred an immaterial amount of acquisition and integration costs. Please read Recent Events Affecting Comparability of Periods - Renewable Fuels Facility Joint Venture and Note 19—Subsequent Events for further information.
Par West Redevelopment and Other Costs. For the three months ended September 30, 2025, Par West redevelopment and other costs were $4.5 million, an increase of $0.5 million compared to $4.0 million for the three months ended September 30, 2024, primarily due to an increase in redevelopment activities.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2025, our interest expense and financing costs were $21.3 million, a decrease of $2.1 million compared to $23.4 million for the three months ended September 30, 2024, primarily due to lower interest expense and fees related to our ABL credit facility driven by a decrease in interest rates. This was partially offset by higher interest expense related to our Term Loan Credit Agreement and interest expense related to our Product Financing Agreement, which closed in June 2025.
Equity earnings (losses) from Laramie Energy, LLC. For the three months ended September 30, 2025, Equity earnings from Laramie Energy, LLC were $8.2 million compared to Equity losses from Laramie Energy, LLC of $0.3 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, our proportionate share of Laramie Energy’s net income was $6.6 million and the accretion of basis difference was $1.6 million. For three months ended September 30, 2024, our proportionate share of Laramie Energy’s net loss was $2.0 million, partially offset by the accretion of basis difference of $1.6 million. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the three months ended September 30, 2025, our income tax expense was $82.7 million, an increase of $76.2 million compared to $6.5 million for three months ended September 30, 2024, primarily related to our higher third quarter of 2025 pre-tax net income. Please read Note 17—Income Taxes for further discussion.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Revenues. For the nine months ended September 30, 2025, revenues were $5.7 billion, a $0.4 billion decrease compared to $6.1 billion for the nine months ended September 30, 2024. The decrease was primarily driven by lower refining revenue due to a $0.5 billion decrease related to lower crude oil prices. Average Brent crude oil prices decreased 15% and average WTI crude oil prices decreased 14% as compared to the prior period. The Combined Index increased 10% as compared to the prior period. Revenues at our retail segment decreased $8.8 million, primarily due to a 4% decrease in fuel prices, partially offset by a 1% increase in fuel sales volumes and a 1% increase in merchandise revenue. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2025, cost of revenues (excluding depreciation) was $4.6 billion, an $0.8 billion decrease compared to $5.4 billion for the nine months ended September 30, 2024, primarily driven by crude oil prices, as discussed above, and an SRE benefit of $0.2 billion related to SREs granted for the 2019 through 2024 compliance years, partially offset by unfavorable feedstock costs.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2025, operating expense (excluding depreciation) was $432.9 million, a decrease of $11.5 million compared to $444.4 million for the nine months ended September 30, 2024. The decrease was primarily driven by lower operating expenses at our Montana refinery, which had two turnarounds in 2024 and one turnaround in 2025, partially offset by higher operating expenses at our Wyoming refinery driven by our response to the operational incident in the first quarter of 2025. Other factors include lower outside services costs, environmental expenses, utilities expenses, materials and supplies, and other operating costs, partially offset by higher rent expenses and employee costs.
Depreciation and Amortization. For the nine months ended September 30, 2025, D&A was $107.6 million, an increase of $10.9 million compared to $96.7 million for the nine months ended September 30, 2024. The increase was primarily driven by a $12.8 million increase in Montana and a $3.1 million increase in Wyoming related to equipment damaged as a result of the February 2025 operational incident, partially offset by a $4.8 million decrease in D&A at our Hawaii Refinery reflecting fully amortized turnaround assets. The Montana refinery completed turnarounds in 2024 and 2025; our Hawaii refinery last completed a turnaround in 2020.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2025, general and administrative expense (excluding depreciation) was $72.1 million, a decrease of $15.2 million compared to $87.3 million for the nine months ended September 30, 2024. The decrease was primarily due to $13.1 million of stock based compensation expenses related to CEO transition costs in the first quarter of 2024 with no similar 2025 expenses and lower renewable project costs of $7.5 million. Other factors include lower information technology expenses, outside services costs, and travel and entertainment expenses, partially offset by higher employee costs and current year severance costs.
Equity Earnings From Refining and Logistics Investments. For the nine months ended September 30, 2025, equity earnings from refining and logistics investments were $21.2 million, an increase of $8.4 million compared to $12.8 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our proportionate share of YELP’s net income and YPLC’s net income was $15.7 million and $6.4 million, respectively. For the nine months ended September 30, 2024, our proportionate share of YELP’s net income and YPLC’s net income was $8.2 million and $5.6 million, respectively. Please read Note 3—Refining and Logistics Equity Investments for additional information.
Acquisition and Integration Costs. For the nine months ended September 30, 2025, we incurred $2.0 million of acquisition and integration costs, primarily related to the establishment of the renewable fuel facility joint venture. For the nine months ended September 30, 2024, we incurred an immaterial amount of acquisition and integration costs. Please read Recent Events Affecting Comparability of Periods - Renewable Fuels Facility Joint Venture and Note 19—Subsequent Events for further information.
Par West Redevelopment and Other Costs. For the nine months ended September 30, 2025, Par West redevelopment and other costs were $13.2 million, an increase of $4.2 million compared to $9.0 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in redevelopment activities.
Loss (Gain) on Sale of Assets, Net. For the nine months ended September 30, 2025, there was a $1.2 million gain on sale of assets, net, which resulted primarily from the sale of property in Hawaii. For the nine months ended September 30, 2024, the loss on sale of assets, net was immaterial.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2025, our interest expense and financing costs were $65.2 million, an increase of $3.5 million compared to $61.7 million for the nine months ended September 30, 2024, primarily due to an increase in interest expense due to higher outstanding balances under our ABL Credit Facility, costs associated with our interest rate derivatives, lower interest income from our investment accounts, and higher interest expense related to our Term Loan Credit Agreement, partially offset by lower interest expense and financing costs under our Supply and Offtake Agreement, and our LC Facility, both terminated in May 2024. Other increases include higher interest expense and financing fees under our Inventory Intermediation Agreement and interest expense related to our Product Financing Agreement, which closed in June 2025. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Debt Extinguishment and Commitment Costs. During the nine months ended September 30, 2025, we incurred an immaterial amount of debt extinguishment and commitment costs. For the nine months ended September 30, 2024, we incurred debt extinguishment and commitment costs of $1.4 million related to the repricing of our Term Loan Credit Agreement, the termination of our LC Facility, and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. Please read Note 8—Inventory Financing Agreements and Note 10—Debt for further information.
Other Expense, Net. For the nine months ended September 30, 2025, other expense was $0.6 million, a decrease of $0.8 million compared to $1.4 million of other expense for the nine months ended September 30, 2024. The decrease was primarily due to $1.5 million of 2024 legal expenses unrelated to operating activities with no similar 2025 expenses.
Equity Earnings from Laramie Energy, LLC. For the nine months ended September 30, 2025, Equity earnings from Laramie Energy, LLC were $10.8 million, an increase of $7.9 million compared to $2.9 million for the nine months ended

September 30, 2024. For the nine months ended September 30, 2025, our proportionate share of Laramie Energy’s net income was $5.9 million and the accretion of basis difference was $4.8 million. For the nine months ended September 30, 2024, the accretion of basis was $4.8 million, partially offset by our proportionate share of Laramie Energy’s net loss of $2.0 million. On April 29, 2024, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the nine months ended September 30, 2025, income tax expense was $92.7 million, an increase of $82.2 million compared to $10.5 million for the nine months ended September 30, 2024, primarily related to our higher 2025 pre-tax net income. Please read Note 17—Income Taxes for further discussion.
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

	As of September 30, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$4,828	$154,227	$—	$159,055
Restricted cash	350	—	—	350
Trade accounts receivable	—	349,112	3	349,115
Inventories	—	1,351,387	—	1,351,387
Prepaid and other current assets	3,579	118,651	—	122,230
Due from related parties	558,108	—	(558,108)	—
Total current assets	566,865	1,973,377	(558,105)	1,982,137
Property, plant, and equipment
Property, plant, and equipment	26,070	1,800,973	3,956	1,830,999
Less accumulated depreciation and amortization	(18,791)	(623,736)	(3,639)	(646,166)
Property, plant, and equipment, net	7,279	1,177,237	317	1,184,833
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,888	408,537	—	415,425
Refining and logistics equity investments	—	—	96,668	96,668
Investment in Laramie Energy, LLC	—	—	23,282	23,282
Investment in subsidiaries	1,069,389	—	(1,069,389)	—
Intangible assets, net	—	8,787	—	8,787
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	193,555	41,894	236,175
Total assets	$1,651,147	$3,888,171	$(1,462,736)	$4,076,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$5,032	$—	$5,032
Obligations under inventory financing agreements	—	240,720	—	240,720
Accounts payable	5,121	442,503	—	447,624
Accrued taxes	(13)	43,236	—	43,223
Operating lease liabilities	482	96,045	—	96,527
Other accrued liabilities	1,559	466,349	7,532	475,440
Due to related parties	237,084	387,958	(625,042)	—
Total current liabilities	244,233	1,681,843	(617,510)	1,308,566
Long-term liabilities
Long-term debt, net of current maturities	—	962,061	—	962,061
Finance lease liabilities	505	14,740	(3,941)	11,304
Operating lease liabilities	10,347	328,068	—	338,415
Other liabilities	—	141,990	(81,816)	60,174
Total liabilities	255,085	3,128,702	(703,267)	2,680,520
Commitments and contingencies
Stockholders’ equity
Common stock	502	—	—	502
Additional paid-in capital	893,686	(78,733)	78,733	893,686
Accumulated earnings (deficit)	491,747	830,179	(830,179)	491,747
Accumulated other comprehensive income (loss)	10,127	8,023	(8,023)	10,127
Total stockholders’ equity	1,396,062	759,469	(759,469)	1,396,062
Total liabilities and stockholders’ equity	$1,651,147	$3,888,171	$(1,462,736)	$4,076,582

	As of December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$7,095	$184,826	$—	$191,921
Restricted cash	346	—	—	346
Trade accounts receivable	—	398,131	—	398,131
Inventories	—	1,089,318	—	1,089,318
Prepaid and other current assets	12,355	80,172	—	92,527
Due from related parties	368,222	—	(368,222)	—
Total current assets	388,018	1,752,447	(368,222)	1,772,243
Property, plant, and equipment
Property, plant, and equipment	24,536	1,702,474	3,956	1,730,966
Less accumulated depreciation and amortization	(17,240)	(553,918)	(3,499)	(574,657)
Property, plant, and equipment, net	7,296	1,148,556	457	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,369	420,751	—	428,120
Refining and logistics equity investments	—	—	86,311	86,311
Investment in Laramie Energy, LLC	—	—	12,498	12,498
Investment in subsidiaries	993,901	—	(993,901)	—
Intangible assets, net	—	9,520	—	9,520
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	111,206	123,163	235,095
Total assets	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,885	$—	$4,885
Obligations under inventory financing agreements	—	194,198	—	194,198
Accounts payable	4,257	432,538	—	436,795
Accrued taxes	—	36,027	—	36,027
Operating lease liabilities	4	80,170	—	80,174
Other accrued liabilities	1,796	342,062	330	344,188
Due to related parties	189,232	156,619	(345,851)	—
Total current liabilities	195,289	1,246,499	(345,521)	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	—	1,108,082	—	1,108,082
Finance lease liabilities	464	15,313	(4,087)	11,690
Operating lease liabilities	10,255	351,837	—	362,092
Other liabilities	—	131,813	(71,875)	59,938
Total liabilities	206,008	2,853,544	(421,483)	2,638,069
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	552	—	—	552
Additional paid-in capital	884,548	161,642	(161,642)	884,548
Accumulated earnings (deficit)	295,846	545,720	(545,720)	295,846
Accumulated other comprehensive income (loss)	10,356	8,252	(8,252)	10,356
Total stockholders’ equity	1,191,302	715,614	(715,614)	1,191,302
Total liabilities and stockholders’ equity	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371

	Three Months Ended September 30, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,012,932	$4	$2,012,936

Operating expenses
Cost of revenues (excluding depreciation)	—	1,453,697	—	1,453,697
Operating expense (excluding depreciation)	—	140,029	—	140,029
Depreciation and amortization	546	35,691	47	36,284
General and administrative expense (excluding depreciation)	6,257	17,985	—	24,242
Equity earnings from refining and logistics investments	—	—	(6,353)	(6,353)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	4,525	—	4,525
Loss (gain) on sale of assets, net	—	23	—	23
Total operating expenses	8,776	1,651,950	(6,306)	1,654,420

Operating income (loss)	(8,776)	360,982	6,310	358,516

Other income (expense)
Interest expense and financing costs, net	(15)	(21,342)	85	(21,272)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(5)	(104)	—	(109)
Equity earnings (losses) from subsidiaries	271,427	—	(271,427)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	8,202	8,202
Total other income (expense), net	271,407	(21,446)	(263,140)	(13,179)

Income (loss) before income taxes	262,631	339,536	(256,830)	345,337
Income tax benefit (expense) (1)	—	(82,741)	35	(82,706)
Net income (loss)	$262,631	$256,795	$(256,795)	$262,631

Adjusted EBITDA	$(6,262)	$370,802	$7,941	$372,481

	Three Months Ended September 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,143,933	$—	$2,143,933

Operating expenses
Cost of revenues (excluding depreciation)	—	1,905,200	—	1,905,200
Operating expense (excluding depreciation)	—	147,062	(13)	147,049
Depreciation and amortization	437	31,397	45	31,879
General and administrative expense (excluding depreciation)	5,713	16,674	12	22,399
Equity earnings from refining and logistics investments	—	—	(3,008)	(3,008)
Acquisition and integration costs	—	(23)	—	(23)
Par West redevelopment and other costs	—	4,006	—	4,006
Loss (gain) on sale of assets, net	—	—	—	—
Total operating expenses	6,150	2,104,316	(2,964)	2,107,502

Operating income (loss)	(6,150)	39,617	2,964	36,431

Other income (expense)
Interest expense and financing costs, net	(19)	(23,468)	85	(23,402)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(7)	1,260	—	1,253
Equity earnings (losses) from subsidiaries	13,663	—	(13,663)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(336)	(336)
Total other income (expense), net	13,637	(22,208)	(13,914)	(22,485)

Income (loss) before income taxes	7,487	17,409	(10,950)	13,946
Income tax benefit (expense) (1)	—	(4,682)	(1,778)	(6,460)
Net income (loss)	$7,487	$12,727	$(12,728)	$7,486

Adjusted EBITDA	$(7,210)	$54,110	$4,528	$51,428

	Nine Months Ended September 30, 2025
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,651,376	$34	$5,651,410

Operating expenses
Cost of revenues (excluding depreciation)	—	4,606,536	—	4,606,536
Operating expense (excluding depreciation)	—	432,863	—	432,863
Depreciation and amortization	1,551	105,890	141	107,582
General and administrative expense (excluding depreciation)	20,791	51,342	—	72,133
Equity earnings from refining and logistics investments	—	—	(21,172)	(21,172)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	13,197	—	13,197
Loss (gain) on sale of assets, net	—	(1,202)	—	(1,202)
Total operating expenses	24,315	5,208,626	(21,031)	5,211,910

Operating income (loss)	(24,315)	442,750	21,065	439,500

Other income (expense)
Interest expense and financing costs, net	(65)	(65,419)	258	(65,226)
Debt extinguishment and commitment costs	—	(25)	—	(25)
Other income (expense), net	(22)	(621)	—	(643)
Equity earnings (losses) from subsidiaries	316,093	—	(316,093)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	10,784	10,784
Total other income (expense), net	316,006	(66,065)	(305,051)	(55,110)

Income (loss) before income taxes	291,691	376,685	(283,986)	384,390
Income tax benefit (expense) (1)	—	(92,226)	(473)	(92,699)
Net income (loss)	$291,691	$284,459	$(284,459)	$291,691

Adjusted EBITDA	$(20,603)	$515,667	$25,392	$520,456

	Nine Months Ended September 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$6,142,224	$12	$6,142,236

Operating expenses
Cost of revenues (excluding depreciation)	—	5,422,875	—	5,422,875
Operating expense (excluding depreciation)	—	444,402	(13)	444,389
Depreciation and amortization	1,164	95,375	140	96,679
General and administrative expense (excluding depreciation)	28,078	59,244	—	87,322
Equity earnings from refining and logistics investments	—	—	(12,846)	(12,846)
Acquisition and integration costs	—	68	—	68
Par West redevelopment and other costs	—	9,048	—	9,048
Loss (gain) on sale of assets, net	—	114	—	114
Total operating expenses	29,242	6,031,126	(12,719)	6,047,649

Operating income (loss)	(29,242)	111,098	12,731	94,587

Other income (expense)
Interest expense and financing costs, net	(19)	(61,966)	265	(61,720)
Debt extinguishment and commitment costs	—	(1,418)	—	(1,418)
Other income (expense), net	(24)	(1,421)	(2)	(1,447)
Equity earnings (losses) from subsidiaries	51,658	—	(51,658)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	2,867	2,867
Total other income (expense), net	51,615	(64,805)	(48,528)	(61,718)

Income (loss) before income taxes	22,373	46,293	(35,797)	32,869
Income tax benefit (expense) (1)	—	(11,453)	957	(10,496)
Net income (loss)	$22,373	$34,840	$(34,840)	$22,373

Adjusted EBITDA	$(20,748)	$231,019	$17,456	$227,727
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$262,631	$256,795	$(256,795)	$262,631
Inventory valuation adjustment	—	(20,366)	—	(20,366)
Environmental obligation mark-to-market adjustments	—	(6,362)	—	(6,362)
Unrealized loss (gain) on derivatives	—	(3,840)	—	(3,840)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	4,525	—	4,525
Debt extinguishment and commitment costs	—	—	—	—
Severance costs and other non-operating expense	—	58	—	58
Loss (gain) on sale of assets, net	—	23	—	23
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(8,202)	(8,202)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(526)	(526)
Depreciation and amortization	546	35,691	47	36,284
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	15	21,537	(85)	21,467
Equity losses (income) from subsidiaries	(271,427)	—	271,427	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	2,110	2,110
Income tax expense (benefit)	—	82,741	(35)	82,706
Adjusted EBITDA (1)	$(6,262)	$370,802	$7,941	$372,481

	Three Months Ended September 30, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$7,487	$12,727	$(12,728)	$7,486
Inventory valuation adjustment	—	14,057	—	14,057
Environmental obligation mark-to-market adjustments	—	(4,432)	—	(4,432)
Unrealized loss (gain) on derivatives	—	(31,196)	—	(31,196)
Acquisition and integration costs	—	(23)	—	(23)
Par West redevelopment and other costs	—	4,006	—	4,006
Severance costs and other non-operating expense (2)	(1,490)	—	—	(1,490)
Equity losses from Laramie Energy, LLC, excluding cash distirbutions	—	—	336	336
Depreciation and amortization	437	31,397	45	31,879
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	19	22,892	(85)	22,826
Equity losses (income) from subsidiaries	(13,663)	—	13,663	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	1,519	1,519
Income tax expense	—	4,682	1,778	6,460
Adjusted EBITDA (1)	$(7,210)	$54,110	$4,528	$51,428

	Nine Months Ended September 30, 2025
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$291,691	$284,459	$(284,459)	$291,691
Inventory valuation adjustment	—	(3,523)	—	(3,523)
Environmental obligation mark-to-market adjustments	—	(48)	—	(48)
Unrealized loss (gain) on derivatives	—	(41,363)	—	(41,363)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	13,197	—	13,197
Debt extinguishment and commitment costs	—	25	—	25
Severance costs and other non-operating expense (2)	210	1,126	—	1,336
Loss (gain) on sale of assets, net	—	(1,202)	—	(1,202)
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(10,784)	(10,784)
Par's portion of accounting policy differences from refining and logistics investments			(1,997)	(1,997)
Depreciation and amortization	1,551	105,890	141	107,582
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	65	64,880	(258)	64,687
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	—	—
Equity losses (income) from subsidiaries	(316,093)	—	316,093	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	6,183	6,183
Income tax expense	—	92,226	473	92,699
Adjusted EBITDA (1)	$(20,603)	$515,667	$25,392	$520,456

	Nine Months Ended September 30, 2024
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$22,373	$34,840	$(34,840)	$22,373
Inventory valuation adjustment	—	(6,419)	—	(6,419)
Environmental obligation mark-to-market adjustments	—	(18,199)	—	(18,199)
Unrealized loss on derivatives	—	33,756	—	33,756
Acquisition and integration costs	—	68	—	68
Par West redevelopment and other costs	—	9,048	—	9,048
Debt extinguishment and commitment costs	—	1,418	—	1,418
Severance costs and other non-operating expense (2)	7,354	7,294	—	14,648
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(1,382)	(1,382)
Depreciation and amortization	1,164	95,375	140	96,679
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	19	62,271	(265)	62,025
Equity earnings from Laramie Energy, LLC, excluding Par’s share of unrealized gain on derivatives	—	—	(1,485)	(1,485)
Equity losses (income) from subsidiaries	(51,658)	—	51,658	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	4,587	4,587
Income tax expense (benefit)	—	11,453	(957)	10,496
Loss (gain) on sale of assets, net	—	114	—	114
Adjusted EBITDA (1)	$(20,748)	$231,019	$17,456	$227,727
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) and Adjusted EBITDA.
(2)For the nine months ended September 30, 2025 and 2024, we incurred $0.3 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the nine months ended September 30, 2024, we incurred $2.3 million for an estimated legal settlement unrelated to current operating activities.
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
Our liquidity position as of September 30, 2025, was $735.2 million, consisting of $159.1 million of cash and cash equivalents and $576.1 million of availability under the ABL Credit Facility. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, to repay or refinance indebtedness and to repurchase shares of our common stock.
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
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$351,537	$99,242
Net cash used in investing activities	(119,056)	(86,319)
Net cash used in financing activities	(265,343)	(109,047)
Cash flows for the nine months ended September 30, 2025
Net cash provided by operating activities for the nine months ended September 30, 2025, was primarily driven by net income of $291.7 million, non-cash charges to operations and non-operating items of approximately $141.1 million, and net cash used for changes in operating assets and liabilities of approximately $81.3 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $107.6 million,
•	an $81.3 million change in deferred tax assets driven by our net income during the period, and
•	stock based compensation expenses of $11.8 million,

partially offset by:

•	unrealized gain on derivatives contracts of $41.4 million driven by freight and inventory hedges.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $265.0 million increase in Inventories driven by the return of previously retired RINs as a result of SREs received for the 2019 through 2024 compliance years, and
•	an increase in deferred turnaround expenditures of $100.0 million driven by expenditures related to Montana refinery turnaround activities,

partially offset by:

•	an increase in environmental credit obligations of $134.4 million driven by current period production,
•	a $48.9 million decrease in Accounts receivable primarily driven by timing of collections,
•	a $46.5 million increase in Obligations under inventory financing agreements primarily due to increases in the step-out liability driven by higher volumes,
•	a $30.1 million decrease in derivative collateral, and
•	a $19.1 million decrease in prepaid insurance.

    Net cash used in investing activities for the nine months ended September 30, 2025, consisted primarily of $121.3 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including our Hawaii renewable hydrotreater project, completed maintenance at our Montana refinery, and repair and replacement work related to our Wyoming operational incident, partially offset by $2.3 million of proceeds from the sale of assets, primarily the sale of property in Hawaii.
Net cash used in financing activities was approximately $265.3 million for the nine months ended September 30, 2025, and consisted primarily of net repayments of debt of $166.9 million driven by ABL Credit Facility activity and repurchases of common stock of $97.3 million.

Cash flows for the nine months ended September 30, 2024
Net cash provided by operating activities for the nine months ended September 30, 2024, was driven primarily by net income of $22.4 million, non-cash charges to operations and non-operating items of approximately $172.6 million, and net cash used for changes in operating assets and liabilities of approximately $95.7 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $33.8 million,
•	depreciation and amortization expenses of $96.7 million, and
•	stock based compensation costs of $22.5 million.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an $82.5 million decrease in Obligations under inventory financing agreements primarily related to the termination of the J. Aron Supply and Offtake agreement and a decrease in crude oil prices,
•	an increase in deferred turnaround expenditures of $57.8 million driven by expenditures related to the turnaround at the Montana refinery, and
•	a $57.2 million increase in accounts receivable primarily related to the timing of collections and sales volumes,

partially offset by:

•	a $72.7 million decrease in inventories primarily related to a $51.8 million decrease in crude oil and feedstock ending inventory, and
•	a $24.8 million decreases in prepaid and other expenses.
Net cash used in investing activities for the nine months ended September 30, 2024, consisted primarily of $87.9 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects, partially offset by a $1.5 million cash distribution received from Laramie Energy in the second quarter of 2024.
Net cash used in financing activities was approximately $109.0 million for the nine months ended September 30, 2024, and consisted primarily of the following activities:

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
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the nine months ended September 30, 2025.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the Russia-Ukraine war, Israel-Palestine conflict, Houthi attacks in the Red Sea, Iranian activities in the Strait of Hormuz and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; the impact of tariffs and potential disruptions in international trade on our business; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about the impact of future events on our existing business; the timing of renewable fuels production in Hawaii through the Hawaii Renewables, LLC joint venture, as well as the commercial and other benefits anticipated from that joint venture; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2025, of 198 Mbpd would change annualized operating income by approximately $71.2 million. This analysis may differ from actual results.

In order to manage commodity price risks, we utilize exchange-traded futures, OTC options, and OTC swaps associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. All our open futures and OTC swaps at September 30, 2025, will settle by December 2026. Based on our net open positions at September 30, 2025, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $7.7 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, we consumed approximately 198 Mbpd and 187 Mbpd, respectively, of crude oil during the refining process across all our refineries. We internally consumed approximately 3% and 4% of this throughput in the refining process during the three and nine months ended September 30, 2025, respectively, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read Note 11—Derivatives to our condensed consolidated financial statements for more information.
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
On August 22, 2025, the EPA announced decisions on various exemption petitions for the 2016 – 2024 compliance years and granted full and partial relief to certain refineries owned by Par Pacific. As a result of our historical compliance with the RFS program, we received previously retired RINs related to the 2019 through 2023 compliance years from the EPA and relieved a portion of our 2024 RVO, recording a corresponding gain of $199.5 million in Net Income on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025. As of September 30, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the nine months ended September 30, 2025, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief.
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
Interest Rate Risk
As of September 30, 2025, we had $1.0 billion in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement for which we pay charges based on the three-month Secure Overnight Financing Rate (“SOFR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.6 million and $9.7 million per year, respectively. We may utilize interest rate swaps to manage our interest rate risk. As of September 30, 2025, we had entered into multiple interest rate collars at a maximum cap of 5.50% and minimum floor of 1.95%, based on the three-month SOFR as of the fixing date. These swaps expire by May 31, 2029. Please read Note 11—Derivatives for more information.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Renewable Fuels Facility may not commence operations when we expect, or at all, and, if completed, we may not be able to successfully integrate the Renewable Fuels Facility into our business or realize the anticipated benefits of this investment.
On October 21, 2025, we established a joint venture with Alohi for the development, construction, ownership, and operation of the Renewable Fuels Facility. There can be no assurance that we will complete the Renewable Fuels Facility on the timeframe that we anticipate, or at all. Failure to complete the Renewable Fuels Facility or any delays in completing it could have an adverse impact on our future business and operations. In addition, we will have incurred significant capital and investment-related expenses without realizing all of the expected benefits.
Additionally, if the Renewable Fuels Facility is completed, we will have certain obligations and liabilities to the joint venture, as a subsidiary of the Company will serve as the construction manager, operator and provider of services. Further, the joint venture will be operated as a separate entity, and we will not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the Renewable Fuels Facility or the joint venture. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect. This project involves risks, including:
•diversion of management time and attention from our existing business;
•reliance on our joint venture partner and its financial condition;
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

Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2025	3,108	$33.48	—	$181,262,216
August 1 - August 31, 2025	248,101	29.36	247,971	173,981,920
September 1 - September 30, 2025	267,788	33.62	267,552	164,987,556
Total	518,997	$31.58	515,523
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
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Framework Agreement for Commodity Swap Transactions, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025. ##

10.2
International Swaps and Derivatives Association Schedule to the 2002 ISDA Master Agreement, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2025.

10.3
Pledge and Security Agreement, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2025. ##

10.4
Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2025.

10.5
Second Amended and Restated Limited Liability Agreement of Hawaii Renewables, LLC, dated as of October 21, 2025, by and among Hawaii Renewables, LLC, Hawaii Renewables Holdings, LLC, Alohi Renewable Energy LLC and, solely for the limited purposes set forth therein, Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2025.

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
##     Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

Date: November 5, 2025