Form 10-K
period 2025-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2026-02-25
CIK 821483

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
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36550
________________________________________________________________________________________________________________________
PAR PACIFIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________

Delaware	84-1060803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

825 Town & Country Lane, Suite 1500
Houston,	Texas	77024
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (281) 899-4800
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common stock, $0.01 par value	PARR	New York Stock Exchange
	PARR	NYSE Texas, Inc.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,267,736,899 based on the closing sales price of the common stock on the New York Stock Exchange on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter). As of February 20, 2026, 49,003,370 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

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
As of December 31, 2025, we owned a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”), an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2025, through the Billings Acquisition (as defined in “Note 6—Acquisitions” under Item 8 of this Annual Report on Form 10-K), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively. As of December 31, 2025, we also held a 63.5% ownership interest in Hawaii Renewables, LLC (“Hawaii Renewables”).
Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read “Note 24—Segment Information” to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Macroeconomic Factors Affecting Our Business
U.S. and Global Inflationary Factors. Energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation. After aggressively raising interest rates in early 2023 to bring down inflation, the Fed cut interest rates in 2024 and 2025 in response to positive indicators of economic growth, including easing labor market conditions and lower inflation. Interest rates decreased to a range of 3.50% to 3.75% in December 2025 from 4.25% to 4.50% in December 2024. Crude oil prices decreased in 2025 compared to 2024. Brent crude oil prices averaged $68.19 per barrel in 2025 compared to $79.86 per barrel in 2024. The U.S. retail price for regular-grade gasoline averaged $3.10 per gallon in 2025 compared to $3.30 per gallon in 2024. This decline was due, in part, to lower crude oil prices in 2025 compared to 2024, as noted above. The decrease in crude prices in 2025 was primarily due to increased global oil inventories driven by increased production by the Organization of the Petroleum Exporting Countries (“OPEC”) in the second half of 2025.
Geopolitical Conflicts. Given the nature of our operations, including sourcing crude oil and feedstocks, geopolitical conflicts may affect our business and results of operations. The Russia-Ukraine war, the Israel-Palestine conflict, the political activity in Venezuela, Houthi-related disruptions in the Red Sea, and tensions involving Iran and the Strait of Hormuz have all continued to disrupt global trade patterns, increase crude oil price volatility, and, at times, increase freight costs and delivery times. Sanctions, price caps, and related restrictions on Russian crude oil and petroleum products, as well as evolving U.S. sanctions and licensing regimes affecting Venezuela’s petroleum sector, have further reshaped crude and refined product trade patterns, which may indirectly affect our business through changes in the availability and pricing of crude oil and feedstocks, and increased volatility in refining margins. Further escalation, renewed maritime disruptions, or additional sanctions could adversely affect our supply economics, operating costs, and results of operations.
Tariffs. Effective August 1, 2025, the U.S. adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions. In October 2025, the U.S. government announced a series of new and expanded tariffs on imports from China and other countries, including a 100% tariff on certain categories of goods and increased duties. On November 1, 2025, the U.S. government announced a deal with China that retained heightened reciprocal tariffs and suspended (retaining a 10% baseline) and reduced certain China-specific tariffs, effective November 10, 2025. Separately, previously announced tariffs on imports from other countries went into effect on November 1, 2025. In January 2026, the U.S. government announced that an additional 25% tariff would be imposed on countries purchasing Iranian oil. On February 20, 2026, the U.S Supreme Court ruled that the International Emergency Powers Act (“IEEPA”) does not authorize presidential tariff actions and invalidated prior IEEPA-based global duties. In response, the U.S. government imposed a temporary 10% global tariff under Section 122 of the Trade Act of 1974 that was increased to 15% prior to becoming effective on February 24, 2026. Those policies, along with retaliatory actions by some trading partners, increased US-China trade tensions, and ongoing negotiations around trade policy, have led to increased volatility, upward pressure on prices of a wide range of goods, and unpredictability for global trade.
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
Corporate Information
Our common stock is listed and trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PARR.” Effective November 5, 2025, our common stock is dual listed on NYSE Texas. The NYSE will remain our primary exchange, and we will continue to trade under the ticker symbol “PARR” on both exchanges. Our principal executive office is located at 825 Town & Country Lane, Suite 1500, Houston, Texas 77024 and our telephone number is (281) 899-4800. Throughout this Annual Report on Form 10-K, the terms “Par,” the “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.
Available Information
Our website address is www.parpacific.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “Investors”) free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Executive Committee Charter, Operations and Technology Committee Charter and Code of Business Conduct and Ethics, Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer.
OPERATING SEGMENTS
Refining
We own and operate refineries in Hawaii, Wyoming, Washington, and Montana, with total operating crude oil throughput capacity of 219 Mbpd. During the year ended December 31, 2025, our refineries processed 187.8 Mbpd of crude oil and sold 199.1 Mbpd of refined products.
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
Crude Oil Supply
We source our crude oil feedstock from North America, Asia, Latin America, Africa, the Middle East, and other sources. Effective March 3, 2022, we suspended purchases of Russian crude oil as a response to the Russia-Ukraine war.
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
Retail
The retail segment includes locations in Hawaii, Washington, and Idaho where we set the price to the retail consumer. Certain of our Hawaii locations and all of the Washington and Idaho locations are operated by our personnel and include various sizes of convenience stores and kiosks. The remaining locations in Hawaii are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
As of December 31, 2025, our company-operated convenience stores with fuel in Hawaii are branded “Hele,” our proprietary brand. Additionally, some of our partner sites operate under our proprietary Hele fuel brand. We also hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations. The “76” license agreement expires October 31, 2031, unless extended by mutual agreement. Since its launch in 2016, the Hele brand has won several awards for being the preferred fuel choice for Hawaii customers. We operate convenience stores at all of our retail fuel outlets in Washington and Idaho. We use our proprietary “nomnom” brand at both the fueling facilities and stores. Our cardlock locations on Kauai are branded Kauai Automated Fuels (“KAF”).

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
Markets
Hawaii Market
    Hawaii’s major economic indicators improved overall during the nine months ended September 30, 2025. For that period, the total number of visitors arriving by air to Hawaii increased 0.5% and visitor expenditures increased 4.9% as compared to the same period in 2024.
In the first half of 2025, jobs in the construction sector increased 2.6% compared to the first half of 2024. The contracting tax base increased 12.7% in the first half of 2025 compared to the same period in 2024. Government contracts awarded during the nine months ended of 2025 decreased 56.6% compared to the same period in 2024. Labor market conditions in the first half of 2025 were positive. The civilian labor force increased 1.5% as compared to the first half of 2024 and civilian employment increased 1.6%. The unemployment rate (not seasonally adjusted) was 2.7% in the first half of 2025, a decrease of 0.2% from the first half of 2024. Non-agricultural wage and salary jobs increased 2.1% from the first half of 2024. Overall, personal income in Hawaii increased 5.8% in the first half of 2025 as compared the same period in 2024. Our retail stores are not located in high-tourism areas and primarily serve local residents; accordingly, the impact of tourism on our retail business is indirect and primarily reflects employment and economic activity associated with the visitor industry.
Mainland Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and are enjoying significantly higher population growth rates than the country as a whole. The U.S. Census Bureau noted that the population increased 3.8% in Washington and 10.4% in Idaho from 2020 to 2025 versus a national increase of only 3.1%. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in health care, retail, and other industries. According to the U.S. Labor Bureau, the average unemployment rate was 4.4% as of September 2025, and the average annual wage was $68 thousand as of June 2025 in positions covered by unemployment insurance.
A significant portion of the products produced by our Washington refinery stay within the Puget Sound region. Washington is one of the fastest growing states in the nation, and most of this growth is occurring in the Puget Sound area due to large technology and information industry companies. According to the U.S. Bureau of Economic Analysis (the “BEA”), gross domestic product (“GDP”) for the State of Washington grew by 2.5% from 2024 to 2025 based on seasonally adjusted preliminary third quarter 2025 data.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state’s second largest county, increased by 6.2% from 2020 to 2024 compared to 2.6% nationally over the same period. Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. According to the South Dakota Department of Tourism, visitor spending increased in 2025. South Dakota welcomed 15.0 million visitors for the year, resulting in visitor spending of approximately $5.2 billion in 2025, an increase of 1.1% compared to 2024, due to increased spending for recreation, food and beverage, and lodging. Additionally, $1.1 billion, or 21%, of tourism dollars was spent on transportation services in 2025, a decrease of 1.3% compared to 2024.
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
OTHER OPERATIONS
Laramie Energy
As of December 31, 2025, we owned a 46% equity investment in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. Effective February 21, 2023, we resumed the application of the equity method of accounting with respect to our investment in Laramie Energy, which was previously reduced to a book value of zero. The balance of our investment in Laramie Energy was $35.8 million as of December 31, 2025. Please read “Note 4—Investment in Laramie Energy” to our consolidated financial statements under Item 8 of this Form 10-K for further information.

Other Investments
As noted in the Refining and Logistics discussions above, as of December 31, 2025, through the Billings Acquisition, we own a 65% and a 40% equity investment in YELP and YPLC, respectively. As of December 31, 2025, we also hold a 63.5% ownership interest in Hawaii Renewables. Please read “Note 3—Refining and Logistics Equity Investments” and “Note 5—Joint Venture” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
The State of Washington and its political subdivisions passed several climate-focused laws in 2021 that are relevant to our operations within the state. These include a low-carbon fuel standard (“LCFS”) designed to reduce the carbon intensity of transportation fuels by twenty percent by 2038 and a “cap and trade”-style program for GHG emissions covering industrial facilities and transportation fuels starting in 2023. The Washington Department of Ecology (“WDOE”) issued final rules implementing the LCFS effective on January 1, 2023, and requirements are now in effect and will gradually reduce the carbon intensity of fuels sold in the state over time by annually lowering that limit. The WDOE has also issued final rules with respect to the “cap and trade”-style program with an effective date of November 1, 2022, with credit allocations and auctions commencing during 2023. These programs have required us to take additional action to meet the standards set under the aforementioned laws. Both programs involve gradual tightening of standards over time which will likely require us to take additional actions or credit purchases, some of which may eventually be material. Both programs are likely to reduce transportation fuel demand. In addition to action by the State, on November 16, 2021, the Tacoma City Council adopted its Tideflats and Industrial Land Use Regulations, which prohibits new petroleum storage and allows for only limited additions of clean fuel infrastructure.
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
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated. While this “petroleum exclusion” lessens the significance of our operations, we may generate wastes that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary refining operations. On December 17, 2025, Exxon Mobil Corporation filed a complaint against Par Montana, LLC and several other parties to recover alleged cleanup costs at the Yale Oil site in Billings, Montana. However, at this time, we do not believe that we have any material liability associated with any Superfund site, including the Yale Oil site.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree and the Clean Air Act. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material. For more information, please read “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For each of the years ended December 31, 2025, 2024, and 2023, we had one customer in our refining segment that accounted for 12%, 12%, and 13%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2025, 2024, and 2023.
HUMAN CAPITAL
Workforce Composition
We believe our employees are our most valuable asset. By investing in our workforce, we support strong execution of our mission of Humbly Serving Communities while advancing our vision for each business segment. Our vision is to be The Best in the West for Refining and Logistics and to be Super Fast, Crazy Clean, Always Kind for Retail.

As of December 31, 2025, we employed a total of 1,758 employees. Of this total, 395 employees, representing approximately 22% of our workforce, were employed at our Hawaii, Washington, and Montana refineries and were represented by the United Steelworkers Union under collective bargaining agreements that expired January 31, 2026, and are currently subject to 24-hour extension periods while the parties continue their negotiations. In addition, three employees in our Mainland Logistics business in Montana were represented by the Rocky Mountain Union under an agreement effective through October 1, 2026.

We value our employees and continuously strive to maintain constructive and positive working relationships. Our employees are distributed across the following operating segments within the United States:

Operating Segment	Number of Employees
Refining and Logistics	1,047
Retail	522
Corporate	189
Total	1,758
Culture and Values
Par is a values-driven company grounded in a strong sense of community. Our culture is built on four core values: respect for others, integrity, collaborative innovation, and heart. These values guide our actions, support our success, and strengthen our ability to be an effective and engaging place to work.
Respect for Others: We listen before we speak, yet understand action is needed for progress. We value the unique heritage, experiences, and contributions of everyone and everywhere we are blessed to work with and serve. It’s important, therefore, to keep our people safe and to protect the environment as we pursue growth and success.
Integrity: We know right from wrong, our behaviors are guided by our mission and core values, and our people are trusted. We expect our work to be conducted with the highest ethical standards to achieve our best results.
Collaborative Innovation: Creativity drives innovation and fuels the generation of new ideas. We understand that creativity alone is not enough. It is through collaborative innovation that we bring those ideas to life! Through our collaborative efforts and effective systems, these ideas become impactful results that open new worlds of opportunity.
Heart: An ounce of heart is worth more than a ton of intellect and talent. We care deeply about the communities in which we operate. We succeed when our hard work, grit, and resilience is balanced with good rest. We root for each other, celebrate each other’s successes, and learn from our mistakes.
Benefits
We offer competitive compensation, benefits, and time-off programs designed to support employee well-being and work-life balance. Our benefits include a retirement savings plan with company match, an employee stock purchase plan, comprehensive health and wellness benefits, generous paid time off, tuition reimbursement, and an adoption assistance program.
Health and Safety
Safety is a core priority across all Par operations. We recognize that responsible stewardship affects our employees, contractors, and the communities in which we operate, and we take that responsibility seriously. We foster a culture of continuous safety improvement through proactive risk identification and management. Our health and safety programs, policies, and procedures are regularly evaluated and enhanced to promote safe and reliable operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words or the negative of these terms or other variations of these terms or comparable language or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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

Item 1A. RISK FACTORS
Our businesses involve a high degree of risk. You should consider and read carefully the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10-K, actually occur, our business, prospects, financial condition, results of operations, or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Any references to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
Earnings and cash flows from our refining segment depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products, the crack spread, also fluctuates significantly. The prices we pay and prices we receive depend on numerous factors beyond our control, including the global supply and demand for crude oil and renewable feedstocks, as well as gasoline and other conventional and renewable refined products, which are subject to, among other things:
•changes in the global economy and the level of foreign and domestic production of crude oil and refined products;
•availability of conventional and renewable feedstocks and refined products and the infrastructure to transport them;
•local factors, including market conditions, the level of operations of other refineries in our markets, and the volume and price of refined products imported;
•threatened or actual terrorist incidents (including cyber attacks), acts of war, and other global political conditions;
•changes in U.S. trade policy and the impact of tariffs;
•changes in the availability or cost of maritime shipping;
•pandemics, public health crises, or other widespread emergencies such as COVID-19;
•government regulations or mandated production curtailments or limitations;
•changes in the price or availability of certain environmental compliance credits; and
•weather conditions, hurricanes, or other natural disasters.
These actions could result in an increase in the price we pay for crude oil and renewable feedstocks, which may result in a decrease in the expected earnings and cash flows generated by our refining business. Periods of elevated renewable feedstock costs combined with declining renewable product or environmental credit prices may materially compress renewable margins and adversely affect our renewable operations.
In addition, we purchase our refinery feedstocks before manufacturing and selling the refined products. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition, and results of operations. We similarly procure renewable feedstocks prior to processing and sale of renewable fuels, and fluctuations in environmental credit prices during these periods may increase earnings volatility.

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
Geopolitical conflicts, including the Russia-Ukraine war, could increase the cost of our crude oil feedstocks and affect the demand for our products.
In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia, including restrictions on the importation of Russian crude oil. On March 3, 2022, we suspended purchases of Russian crude oil for our Hawaii refinery in response to the Russia-Ukraine conflict. The U.S. and other countries have imposed additional sanctions as the conflict has escalated. Any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia, may increase our costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations. Additionally, geopolitical conflicts like the Russia-Ukraine war, the Israel-Palestine conflict, the political activity in Venezuela, Houthi-related disruptions in the Red Sea, and tensions involving Iran and the Strait of Hormuz may exacerbate inflationary pressures, including with respect to commodity prices and energy costs, and disrupt global supply chains. Rapid and significant changes in commodity costs may increase the cost of our crude oil feedstocks and affect the demand for our products.
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations, and financial condition.
Our business may be adversely affected by uncertainty and changes in U.S. trade policies. For example, effective August 1, 2025, the U.S. adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions. In October 2025, the U.S. government announced a series of new and expanded tariffs on imports from China and other countries, including a 100% tariff on certain categories of goods and increased duties. On November 1, 2025, the U.S. government announced a deal with China that retained heightened reciprocal tariffs and suspended (retaining a 10% baseline) and reduced certain China-specific tariffs, effective November 10, 2025. Separately, previously announced tariffs on imports from other countries went into effect on November 1, 2025. Our business requires access to crude oil and other feedstocks to refine conventional and renewable fuels. Any imposition of, or increase in, tariffs on imports of feedstocks or other materials could increase our production costs and the cost to maintain our assets. To the extent we are unable to pass these cost increases on to our customers, such cost increases could adversely affect our business, results of operations, and financial condition. Tariffs or other trade restrictions may also lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, increased inflation, diminished economic expectations, and reduced demand for our products. While the impact of these factors is difficult to predict, any one or more of these factors could have a material adverse impact on our business, results of operations, and financial condition.
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
We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of conventional and renewable feedstocks and refined products to and from our refineries.
Our refineries receive and transport conventional and renewable feedstocks and refined products via tankers, barges, pipelines, and railcars. In addition to environmental risks, we could experience an interruption of supply or an increased cost to deliver refined products to market if such transportation is disrupted because of adverse weather, accidents, governmental regulation or sanctions, or third-party action. A prolonged disruption could have a material adverse effect on our business, financial condition, and results of operations.
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
We are exposed to the volatility in the market price of RINs and are unable to predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. The current administration has also been critical of exemptions from the RFS mandates granted to small refineries during the previous administration. While litigation over the issue is currently before various courts, the EPA under the current administration may be less willing to grant such waivers going forward and may increase the RVO in future years. To the extent fewer waivers are granted in the future or the RVO is increased, the demand for and the price of RINs would likely also increase, and our results of operations and cash flows could be adversely affected. In addition, the EPA is considering changes to the existing RFS program regulations and other regulatory initiatives under the RFS program that could impact future standards. Although uncertain, any of these events may cause the price of RINs to rise and result in additional costs in connection with RFS compliance. Such increased costs could be material and may have a material adverse impact on our business, financial condition, and results of operations. All RIN transactions are recorded in the EPA Moderated Transaction System (“EMTS”). Under this system, purchasers of RINs are required to self-certify their validity without verification by the EPA, and are responsible for any invalid RINs submitted to the EPA for compliance. We believe that the RINs we purchase are from reputable sources, are valid, and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected. In addition, renewable diesel and other renewable fuel prices are influenced by petroleum fuel prices, renewable fuel production levels and environmental credit markets, which may experience significant volatility. Sustained declines in renewable product or credit prices could adversely affect the profitability of our renewable operations.
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
Federal, regional, and state climate change and air emissions goals and regulatory programs under the Clean Air Act are complex, subject to change, and create uncertainty due to a number of factors including technological feasibility, legal challenges, and potential changes in federal policy. Nevertheless, stricter regulation can be expected in the future and any of these or similar changes, including a switch to alternative fuels such as liquified natural gas for power generation, or regulatory enforcement in connection with such requirements, may have a material adverse impact on our business, results of operations, and financial condition. For more information, please read “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K.

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
As is typical of older, small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2025, we have accrued $15.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 25 years. Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years, which will include remediation of soil in the impoundments to increase capacity and bring them to a usable state. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to complete these projects.
We also assumed certain environmental liabilities associated with the Billings Acquisition, including costs related to hazardous waste corrective measures, and ground and surface water sampling and monitoring. Based on current information, reasonable estimates we have received suggest the aggregate amount of these liabilities to be approximately $8.6 million. We expect to incur these costs over a 20 to 30 year period.
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
We are subject to extensive tax liabilities imposed by multiple jurisdictions including, without limitation, income taxes, indirect taxes (excise/duty, sales/use, gross receipts, GHG emissions), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, results of operations, and financial condition. Additionally, tax rates or tax interpretations in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control. For more information, please read “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K. Additionally, our renewable fuels operations may be eligible for certain federal or state tax credits or incentives, and any modification, reduction, or elimination of such credits, or changes in their availability, could adversely affect or results of operations and cash flows.
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
The development of alternative and competing products could adversely impact our business.
The development of alternative and competing products, including a switch to fuels such as liquified natural gas for power generation, could adversely impact our business. Increased competition from these alternatives as a result of governmental regulations, technological advances, and consumer demand could have an impact on demand for our products and could change the way in which we operate our assets.
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
We have the Inventory Intermediation Agreement with Citigroup Energy Inc. (“Citi”), pursuant to which Citi will purchase and deliver crude oil to our Hawaii refinery. Upon termination of the Inventory Intermediation Agreement, we are obligated to repurchase all crude oil inventories then owned by Citi. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. Our agreement with Citi also requires us to pay interest expense associated with the facility, which will increase in a rising crude oil price and interest rate environment. An adverse change in the business, results of operations, liquidity, or financial condition of one of our counterparties could adversely affect the ability of such counterparty to perform its obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2025, we had $0.8 billion of indebtedness and Interest expense and financing costs, net for the year ended December 31, 2025, was $82.4 million.
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
We are subject to interest rate risk in connection with borrowings under certain of our debt agreements as well as our Inventory Intermediation Agreement, which bear interest at variable rates. Interest rate changes will not affect the market value of indebtedness incurred under such debt agreements, but could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Increases in interest rates could also impact our ability to incur indebtedness to fund acquisitions and working capital needs. Since 2024, interest rates have been significantly higher than in recent years and a significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations, and cash flows.
We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.
As of December 31, 2025, we estimated that we had approximately $0.7 billion of net operating loss (“NOL”) tax carryforwards. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
Our ability to utilize a significant portion of our NOLs to offset future taxable income is subject to various limitations, including that certain NOLs will expire in various amounts, if not used, between 2031 through 2037. During 2018, the Internal Revenue Service (“IRS”) completed an audit of our tax returns for the tax years ending 2014 through 2016, which included those returns for the years in which the losses giving rise to the NOLs were reported. Although the IRS made no challenge of the availability of our NOLs during this audit, we cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs in the event of future audits. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income, which would negatively impact our results of operations and cash flows. Certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, may also limit our ability to utilize our net operating tax loss carryforwards.
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
Our renewable fuels manufacturing facility co-located with our Hawaii refinery (the “Renewable Fuels Facility”) may not commence operations when we expect, or at all, and, if completed, we may not be able to successfully integrate the Renewable Fuels Facility into our business or realize the anticipated benefits of this investment.
On October 21, 2025, we established a joint venture with Alohi Renewable Energy LLC (“Alohi”), for the development, construction, ownership, and operation of the Renewable Fuels Facility. There can be no assurance that we will complete the Renewable Fuels Facility on the timeframe that we anticipate, or at all. Failure to complete the Renewable Fuels Facility or any delays in completing it could have an adverse impact on our future business and operations. In addition, we will have incurred significant capital and investment-related expenses without realizing all of the expected benefits.
Additionally, if the Renewable Fuels Facility is completed, we will have certain obligations and liabilities to the joint venture, as a subsidiary of the Company will serve as the construction manager, operator and provider of services. Further, the joint venture will be operated as a separate entity, and we will not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the Renewable Fuels Facility or the joint venture. Our estimates regarding the earnings, operating cash flow, capital expenditures, and liabilities resulting from this investment may prove to be incorrect. This project involves risks, including:
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
As of December 31, 2025, we employed a total of 1,758 employees. Of this total, 395 employees, representing approximately 22% of our workforce, were employed at our Hawaii, Washington, and Montana refineries and were represented by the United Steelworkers Union under collective bargaining agreements that expired January 31, 2026, and are currently subject to 24-hour extension periods while the parties continue their negotiations. In addition, three employees in our Mainland Logistics business in Montana were represented by the Rocky Mountain Union under an agreement effective through October 1, 2026. However, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The market price for our common stock has varied between a high of $47.20 on December 1, 2025, and a low of $12.23 on April 15, 2025, during the year ended December 31, 2025. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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
Based on Schedule 13G filed on April 30, 2025, Blackrock, Inc., together with its affiliates, owns or had the right to acquire approximately 13.8% of our outstanding common stock. Based on Schedule 13G filed on November 5, 2025, The Vanguard Group, together with its affiliates, owns or had the right to acquire approximately 10.3% of our outstanding common stock. This level of ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.
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
The Information Technology (“IT”) committee of our Board of Directors, together with the Audit committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The IT committee typically reviews the measures implemented by the Company to identify and mitigate cybersecurity risks on a quarterly basis. As part of such reviews, the IT committee receives reports and presentations from the Company’s Chief Information Officer (CIO) that address a wide range of topics, including recent developments, evolving standards, oversight of third-party vendors, and technological trends related to cybersecurity. The full Board of Directors often attends these presentations.
At the management level, our cybersecurity strategy is managed by the CIO. The CIO’s extensive experience in technology and risk management, including prior work experience at organizations of similar complexity, complemented by other members of our IT department and third-party vendors, form the backbone of our cybersecurity capability. Our cybersecurity program is based on recognized best practices and standards for cybersecurity and IT, including the National Institute of Standards and Technology Cybersecurity Framework. Cybersecurity incidents that meet established reporting thresholds are escalated within the Company to the CIO and the Company’s executive leadership team and, where appropriate, reported to the IT committee and Board of Directors.
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

Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco counties, Colorado. All of the natural gas, natural gas liquids, and condensate are produced primarily from the Mesaverde formation and to a lesser extent the Mancos formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. During the year ended December 31, 2023, we resumed the application of the equity method of accounting for our investment in Laramie Energy. As of December 31, 2025, the balance of our investment in Laramie Energy on our consolidated balance sheets was $35.8 million.
Other
We also own certain immaterial minority interests in wells located in Colorado.
Item  3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Except as described in “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K, as of the date of this Annual Report on Form 10-K, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows.
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND COMPANY PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” Effective November 5, 2025, our common stock is dual listed on NYSE Texas. The NYSE will remain our primary exchange, and we will continue to trade under the ticker symbol “PARR” on both exchanges. As of February 20, 2026, there were 124 common stockholders of record. On February 20, 2026, the closing price of our common stock was $42.75 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2025. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Inc, Casey’s General Stores, Inc., Crossamerica Partners, L.P., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., Green Plains Inc., HF Sinclair Corp, PBF Energy, Inc., Stepan Company, Sunoco, L.P., and Tronox Holdings, PLC.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Par Pacific, the S&P 500 Index, and a Peer Group
$300
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/2025
Par Pacific Holdings, Inc.
S&P 500
Peer Group

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Company Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2025	709	$35.82	—	$164,987,556
November 1 - November 30, 2025	37,692	41.71	36,981	163,447,134
December 1 - December 31, 2025	686,039	38.32	685,694	137,172,728
Total	724,440	$38.49	722,675	$137,172,728
________________________________________________
(1)On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the year ended December 31, 2025, 6.5 million shares were repurchased under this share repurchase program for a total of $123.9 million. Shares repurchased that were not associated with the share repurchase program were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards. Please read “Note 20—Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
Recent Events Affecting Comparability of Periods
Operational Update. Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations. The 66 days of idle time impacted comparability between the year ended December 31, 2025, and December 31, 2024.
Small Refinery Exemption. In August 2025, the U.S. Environmental Protection Agency (“EPA”) granted our mainland refineries a combination of full (100%) and partial (50%) small refinery exemptions (“SREs”) from the Renewable Fuel Standard (the “RFS”) program for the 2019 through 2024 compliance years. As a result of our historical compliance with the RFS program, we received previously retired Renewable Identification Numbers (“RINs”) related to the 2019 through 2023 compliance years from the EPA and relieved a portion of our 2024 RVO, recording a corresponding gain of $199.5 million in Net Income on our consolidated statements of operations for the year ended December 31, 2025. This also resulted in gains of $195.9 million in Adjusted Net Income (Loss) attributable to Par Pacific stockholders and $202.6 million in Adjusted EBITDA for the year ended December 31, 2025. As of December 31, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the year ended December 31, 2025, reflects 100% of the RFS obligation for the period with no assumption of SRE relief.
Renewable Fuels Facility Joint Venture. On July 21, 2025, we and Hawaii Renewables, LLC (“Hawaii Renewables”), entered into a definitive Equity Contribution Agreement (the “Equity Contribution Agreement”) with Alohi Renewable Energy LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, to establish Hawaii Renewables as a joint venture. The joint venture was formed for the development, construction, ownership, and operation of the renewable fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”).
On October 21, 2025, we completed the transaction to form the Hawaii Renewables joint venture. Following the closing of the transaction, we held a 63.5% ownership interest in Hawaii Renewables and Alohi held the remaining 36.5% ownership interest. We will operate and manage the day-to-day operations at the Renewable Fuels Facility on behalf of Hawaii Renewables and provide certain services, such as construction management services, operating and corporate services, and terminalling services, to Hawaii Renewables. In addition, at the closing of the transaction, we contributed certain assets to Hawaii Renewables and Alohi contributed $100.0 million in cash in exchange for a minority interest. In connection with the transaction, Hawaii Renewables distributed $83.0 million to Par and approximately $17.0 million of Alohi’s contribution was retained by Hawaii Renewables to fund remaining construction and initial working capital. The Renewable Fuels Facility is expected to commence operations in the first half of 2026.
Inflation. Energy prices are, among other factors, indicators of inflation, and the U.S. Federal Reserve (the “Fed”) has taken significant steps to curb inflation. After aggressively raising interest rates in early 2023 to bring down inflation, the Fed cut interest rates in 2024 and 2025 in response to positive indicators of economic growth, including easing labor market conditions and lower inflation. Interest rates decreased to a range of 3.50% to 3.75% in December 2025 from 4.25% to 4.50% in December 2024. Crude oil prices decreased in 2025 compared to 2024. Brent crude oil prices averaged $68.19 per barrel in 2025 compared to $79.86 per barrel in 2024. The U.S. retail price for regular-grade gasoline averaged $3.10 per gallon in 2025 compared to $3.30 per gallon in 2024. This decline was due, in part, to lower crude oil prices in 2025 compared to 2024, as noted above. The decrease in crude prices in 2025 was primarily due to increased global oil inventories driven by increased production by the Organization of the Petroleum Exporting Countries (“OPEC”) in the second half of 2025. The overall energy index increased to 7.7% year over year as of December 2025. While inflation has improved relative to prior years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations in 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, or price increases could lead to a decline in demand for our products, which could have a material effect on our business, financial condition, or results of operations.
Geopolitical Conflicts. Given the nature of our operations, including sourcing crude oil and feedstocks, geopolitical conflicts may affect our business and results of operations. The Russia-Ukraine war, the Israel-Palestine conflict, the political activity in Venezuela, Houthi-related disruptions in the Red Sea, and tensions involving Iran and the Strait of Hormuz have all continued to disrupt global trade patterns, increase crude oil price volatility, and, at times, increase freight costs and delivery times. Sanctions, price caps, and related restrictions on Russian crude oil and petroleum products, as well as evolving U.S. sanctions and licensing regimes affecting Venezuela’s petroleum sector, have further reshaped crude and refined product trade patterns, which may indirectly affect our business through changes in the availability and pricing of crude oil and feedstocks, and increased volatility in refining margins. Further escalation, renewed maritime disruptions, or additional sanctions could adversely affect our supply economics, operating costs, and results of operations.
Tariffs. Effective August 1, 2025, the U.S. adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions. In October 2025, the U.S. government announced a series of new and expanded tariffs on imports from China and other countries, including a 100% tariff on certain categories of goods and increased duties. On November 1, 2025, the U.S. government announced a deal with China that retained heightened reciprocal tariffs and suspended (retaining a 10% baseline) and reduced certain China-specific tariffs, effective November 10, 2025. Separately, previously announced tariffs on imports from other countries went into effect on November 1, 2025. In January 2026, the U.S. government announced that an additional 25% tariff would be imposed on countries purchasing Iranian oil. On February 20, 2026, the U.S Supreme Court ruled that the International Emergency Powers Act (“IEEPA”) does not authorize presidential tariff actions and invalidated prior IEEPA-based global duties. In response, the U.S. government imposed a temporary 10% global tariff under Section 122 of the Trade Act of 1974 that was increased to 15% prior to becoming effective on February 24, 2026. Those policies, along with retaliatory actions by some trading partners, increased US-China trade tensions, and ongoing negotiations around trade policy, have led to increased volatility, upward pressure on prices of a wide range of goods, and unpredictability for global trade.
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
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net Income (Loss) Attributable to Par Pacific Stockholders. Our financial results for the year ended December 31, 2025, improved from net loss attributable to Par Pacific stockholders of $33.3 million for the year ended December 31, 2024, to net income attributable to Par Pacific stockholders of $369.4 million for the year ended December 31, 2025. The increase was driven by a $469.6 million increase in refining segment operating income, a $23.6 million increase in equity earnings from Laramie Energy, LLC, a $10.3 million decrease in general and administrative expenses, and a $9.9 million increase in retail segment operating income, partially offset by a $116.5 million increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the year ended December 31, 2025, Adjusted EBITDA was $633.5 million compared to $238.7 million for the year ended December 31, 2024. The $394.8 million improvement was primarily related to a $382.3 million increase in our refining segment Adjusted Gross Margin and an $11.8 million increase in our logistics segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the year ended December 31, 2025, Adjusted Net Income attributable to Par Pacific stockholders was $390.1 million compared to $21.2 million for the year ended December 31, 2024. The $368.9 million improvement was primarily related to the same factors described above for the increase in Adjusted EBITDA, partially offset by a $12.7 million increase in income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items, and a $12.7 million increase in D&A.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Income (Loss) Attributable to Par Pacific Stockholders. Our financial results for the year ended December 31, 2024, declined from net income attributable to Par Pacific stockholders of $728.6 million for the year ended December 31, 2023, to net loss attributable to Par Pacific stockholders of $33.3 million for the year ended December 31, 2024. The decrease was driven by a $658.8 million decrease in refining segment Operating income, a $109.6 million decrease in Income tax benefit, a $25.3 million decrease in Equity earnings from Laramie Energy, LLC, and a $17.4 million increase in general and administrative expenses, partially offset by a $19.7 million increase in logistics segment Operating income, a $17.5 million decrease in Debt extinguishment and commitment costs, and a $17.4 million decrease in Acquisition and integration costs related to our Billings Acquisition. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the year ended December 31, 2024, Adjusted EBITDA was $238.7 million compared to $696.2 million for the year ended December 31, 2023. The decrease was primarily related to a $376.7 million decrease in our refining segment Adjusted Gross Margin and a $98.7 million increase in operating expenses, partially offset by increases of $14.6 million and $9.4 million in our logistics and retail segment Adjusted Gross Margins, respectively. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the year ended December 31, 2024, Adjusted Net Income attributable to Par Pacific stockholders was $21.2 million compared to $501.2 million for the year ended December 31, 2023. The decline was primarily related to the same factors described above for the decrease in Adjusted EBITDA, as well as a $12.0 million increase in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), an $11.8 million increase in Depreciation and amortization, and a $9.2 million decrease in cash distributions received from Laramie Energy, LLC, partially offset by a decrease in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items of $13.3 million.

The following table summarizes our consolidated results of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2025	2024	2023
Revenues	$7,464,650	$7,974,457	$8,231,955
Cost of revenues (excluding depreciation)	6,109,822	7,101,148	6,838,109
Operating expense (excluding depreciation)	587,665	584,282	485,587
Depreciation and amortization	144,325	131,590	119,830
General and administrative expense (excluding depreciation)	98,450	108,844	91,447
Equity earnings from refining and logistics investments	(26,278)	(11,905)	(11,844)
Acquisition and integration costs	4,335	100	17,482
Par West redevelopment and other costs	14,793	12,548	11,397
Other operating loss (gain), net	(7,220)	222	(59)
Total operating expenses	6,925,892	7,926,829	7,551,949
Operating income	538,758	47,628	680,006
Other income (expense)
Interest expense and financing costs, net	(82,383)	(82,793)	(72,450)
Debt extinguishment and commitment costs	(1,147)	(1,688)	(19,182)
Other expense, net	(665)	(1,869)	(53)
Equity earnings (losses) from Laramie Energy, LLC	23,308	(296)	24,985
Total other expense, net	(60,887)	(86,646)	(66,700)
Income (loss) before income taxes	477,871	(39,018)	613,306
Income tax benefit (expense)	(110,783)	5,696	115,336
Net income (loss)	367,088	(33,322)	728,642
Less:
Net loss attributable to noncontrolling interest	(2,303)	—	—
Net income (loss) attributable to Par Pacific stockholders	$369,391	$(33,322)	$728,642
The following tables summarize our Operating income (loss) by segment for the years ended December 31, 2025, 2024, and 2023 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,206,145	$298,442	$576,729	$(616,666)	$7,464,650
Cost of revenues (excluding depreciation)	6,156,844	163,515	406,287	(616,824)	6,109,822
Operating expense (excluding depreciation)	481,597	21,478	84,590	—	587,665
Depreciation and amortization	104,385	26,040	10,791	3,109	144,325
General and administrative expense (excluding depreciation)	—	—	—	98,450	98,450
Equity earnings from refining and logistics investments	(17,548)	(8,730)	—	—	(26,278)
Acquisition and integration costs	—	—	—	4,335	4,335
Par West redevelopment and other costs	—	—	—	14,793	14,793
Other operating loss (gain), net	(6,165)	(1,419)	355	9	(7,220)
Operating income (loss)	$487,032	$97,558	$74,706	$(120,538)	$538,758

Year Ended December 31, 2024	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,733,866	$299,532	$584,760	$(643,701)	$7,974,457
Cost of revenues (excluding depreciation)	7,149,264	175,590	420,064	(643,770)	7,101,148
Operating expense (excluding depreciation)	479,737	15,676	88,869	—	584,282
Depreciation and amortization	91,108	27,033	11,037	2,412	131,590
General and administrative expense (excluding depreciation)	—	—	—	108,844	108,844
Equity earnings from refining and logistics investments	(3,663)	(8,242)	—	—	(11,905)
Acquisition and integration costs	—	—	—	100	100
Par West redevelopment and other costs	—	—	—	12,548	12,548
Other operating loss (gain), net	8	124	(10)	100	222
Operating income (loss)	$17,412	$89,351	$64,800	$(123,935)	$47,628

For the year ended December 31, 2023	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$7,969,480	$260,779	$592,480	$(590,784)	$8,231,955
Cost of revenues (excluding depreciation)	6,845,834	145,944	437,198	(590,867)	6,838,109
Operating expense (excluding depreciation)	373,612	24,450	87,525	—	485,587
Depreciation and amortization	81,017	25,122	11,462	2,229	119,830
General and administrative expense (excluding depreciation)	—	—	—	91,447	91,447
Equity earnings from refining and logistics investments	(7,363)	(4,481)	—	—	(11,844)
Acquisition and integration costs	—	—	—	17,482	17,482
Par West redevelopment and other costs	—	—	—	11,397	11,397
Other operating loss (gain), net	219	—	(308)	30	(59)
Operating income (loss)	$676,161	$69,744	$56,603	$(122,502)	$680,006
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $616.7 million, $643.7 million, and $590.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	187.8	186.7	170.3
Refined product sales volume (Mbpd) (1)	199.1	199.9	183.1

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$14.60	$9.05	$16.01
SRE impact	2.96	—	—
Adjusted Gross Margin excluding SRE impact	11.64	9.05	16.01
Production costs per bbl ($/throughput bbl) (3)	6.92	6.94	5.93
D&A per bbl ($/throughput bbl)	1.52	1.33	1.30

Hawaii Refinery
Feedstocks Throughput (Mbpd)	84.1	81.1	80.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.8%	26.2%	26.3%
Distillates	38.1%	38.9%	40.4%
Fuel oils	29.9%	31.3%	28.9%
Other products	1.0%	0.2%	1.1%
Total yield	96.8%	96.6%	96.7%

Refined product sales volume (Mbpd)	89.7	89.3	89.1

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$11.69	$9.34	$15.25
SRE impact	—	—	—
Adjusted Gross Margin excluding SRE impact	11.69	9.34	15.25
Production costs per bbl ($/throughput bbl) (3)	4.43	4.58	4.57
D&A per bbl ($/throughput bbl)	0.26	0.43	0.65

Montana Refinery
Feedstocks Throughput (Mbpd) (1)	51.7	49.9	54.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.0%	48.0%	48.1%
Distillates	32.9%	31.9%	32.0%
Asphalt	11.2%	10.9%	12.1%
Other products	3.2%	3.9%	3.2%
Total yield	94.3%	94.7%	95.4%

Refined product sales volume (Mbpd) (1)	52.3	53.2	58.6

	Year Ended December 31,
	2025	2024	2023
Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$15.83	$11.37	$21.14
SRE impact	3.05	—	—
Adjusted Gross Margin excluding SRE impact	12.78	11.37	21.14
Production costs per bbl ($/throughput bbl) (3)	11.11	12.42	10.78
D&A per bbl ($/throughput bbl)	2.56	1.83	1.45

Washington Refinery
Feedstocks Throughput (Mbpd)	38.7	38.2	40.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.2%	23.9%	23.5%
Distillates	34.9%	34.5%	34.5%
Asphalt	18.9%	18.8%	19.7%
Other products	19.4%	19.3%	18.7%
Total yield	96.4%	96.5%	96.4%

Refined product sales volume (Mbpd)	40.5	39.2	41.7

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$13.69	$3.25	$9.41
SRE impact	5.27	—	—
Adjusted Gross Margin excluding SRE impact	8.42	3.25	9.41
Production costs per bbl ($/throughput bbl) (3)	4.19	4.28	4.12
D&A per bbl ($/throughput bbl)	1.97	1.97	1.91

Wyoming Refinery
Feedstocks Throughput (Mbpd)	13.3	17.5	17.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.6%	46.9%	47.1%
Distillates	45.8%	47.1%	46.7%
Fuel oil	3.4%	2.4%	2.5%
Other products	2.2%	2.1%	1.5%
Total yield	98.0%	98.5%	97.8%

Refined product sales volume (Mbpd)	16.6	18.2	17.9

Adjusted Gross Margin per bbl ($/throughput bbl) (2)	$30.93	$13.73	$25.15
SRE impact	14.52	—	—
Adjusted Gross Margin excluding SRE impact	16.41	13.73	25.15
Production costs per bbl ($/throughput bbl) (3)	14.24	8.10	7.50
D&A per bbl ($/throughput bbl)	4.18	2.71	2.69

	Year Ended December 31,
	2025	2024	2023
Market Indices (average $ per barrel)
Hawaii Index (4)	$10.60	$7.21	$13.06
Montana Index (5)	14.21	14.39	23.71
Washington Index (6)	11.29	4.13	9.81
Wyoming Index (7)	19.99	16.47	24.48
Combined Index (8)	12.40	9.37	15.46

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack (4)	$16.13	$13.36	$19.50
Montana 6.3.2.1 Product Crack (5)	24.49	21.59	30.15
Washington 3.1.1.1 Product Crack (6)	19.93	12.11	17.91
Wyoming 2.1.1 Product Crack (7)	21.89	18.48	27.52

Crude Oil Prices (average $ per barrel) (9)
Brent	$68.19	$79.86	$82.17
WTI	64.73	75.76	77.60
ANS (-) Brent	2.64	1.55	0.95
Bakken Guernsey (-) WTI	(1.07)	(1.26)	(0.65)
Bakken Williston (-) WTI	(2.52)	(2.45)	(0.09)
WCS Hardisty (-) WTI	(11.34)	(13.90)	(17.92)
MSW (-) WTI	(3.55)	(4.03)	(3.70)
Syncrude (-) WTI	(0.14)	0.18	1.32
Brent M1-M3	1.14	1.10	0.81
________________________________________________________
(1)The 2025 and 2024 amounts for the total refining segment represent the sum of the Hawaii, Montana, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2025 and 2024, respectively. Feedstocks throughput and sales volumes per day for the Montana refinery for the year ended December 31, 2023, are calculated based on the 214-day period for which we owned the Montana refinery in 2023. As such, the amounts for the total refining segment represent the sum of the Hawaii, Washington, and Wyoming refineries’ throughput or sales volumes averaged over the year ended December 31, 2023, plus the Montana refinery’s throughput or sales volumes averaged over the period from June 1, 2023, to December 31, 2023.
(2)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Total Refining Segment Adjusted Gross Margin per barrel is presented net of intercompany profit in inventory per barrel, which represents margin on intercompany sales where the inventory remains on our consolidated balance sheet at period end. Intercompany profit in inventory per barrel for the years ended December 31, 2025, 2024, and 2023 was immaterial. For the year ended December 31, 2025, Adjusted Gross Margin per barrel includes the SRE impact related to the 2019 through 2024 compliance years.
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
(8)Beginning in 2025, we established the Combined Index as a new benchmark for our refining segment. The Combined Index provides a wholistic view of key drivers impacting our refining segment’s financial performance and is calculated as the throughput-weighted average of each regional index for periods under our ownership. As such, the throughput weighted index contemplates the Montana index following June 1, 2023.
(9)Beginning in 2025, crude oil prices have been updated and expanded to reflect regional differentials to Brent and WTI, which better reflect our refineries’ feedstock costs compared to prior crude oil pricing.
Below is a summary of key operating statistics for the retail segment for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Retail Segment
Retail sales volumes (thousands of gallons)	122,847	121,473	117,550

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
Management, including the CODM, uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. We believe Adjusted Net Income (Loss) attributable to Par Pacific stockholders, Adjusted EBITDA (as defined below), and Adjusted EBITDA by segment (as defined below) are useful supplemental financial measures that allow management and investors to assess the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis, the ability of our assets to generate cash to pay interest on our indebtedness, and our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Beginning with financial results reported for the second quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss) attributable to Par Pacific stockholders, and Adjusted EBITDA exclude our portion of interest, taxes, and depreciation expense from our refining and logistics investments acquired on June 1, 2023, as part of the Billings Acquisition.
Beginning with financial results reported for the fourth quarter of 2023, Adjusted Gross Margin, Adjusted Net Income (Loss) attributable to Par Pacific stockholders, and Adjusted EBITDA also exclude all hedge losses (gains) associated with our Washington ending inventory and LIFO layer increment impacts associated with our Washington inventory. In addition, we have modified our environmental obligation mark-to-market adjustment to include only the mark-to-market losses (gains) associated with our net RINs liability and net obligation associated with the Washington Climate Commitment Act (“Washington CCA”) and Clean Fuel Standard. This modification was made as part of our change in how we estimate our environmental obligation liabilities.
Beginning with financial results reported for the fourth quarter of 2023, Adjusted Net Income (Loss) attributable to Par Pacific stockholders excludes unrealized interest rate derivative losses (gains) and all Laramie Energy related impacts with the exception of cash distributions. We have recast Adjusted Net Income (Loss) attributable to Par Pacific stockholders for prior periods when reported to conform to the modified presentation. Please read “Note 2—Summary of Significant Accounting Policies”, Environmental Credits and Obligations section, for a discussion of the change in estimate.
Beginning with financial results reported for the first quarter of 2024, Adjusted Net Income (Loss) attributable to Par Pacific stockholders also excludes other non-operating income and expenses. This modification improves comparability between periods by excluding income and expenses resulting from non-operating activities.
Effective as of the fourth quarter of 2024, we have modified our definition of Adjusted Gross Margin, Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA to align the accounting treatment for deferred turnaround costs from our refining and logistics investments with our accounting policy. Under this approach, we exclude our share of their turnaround expenses, which are recorded as period costs in their financial statements, and instead defer and amortize these costs on a straight-line basis over the period estimated until the next planned turnaround. This modification enhances consistency and comparability across reporting periods.

Beginning with the financial results reported for the fourth quarter of 2025, Adjusted Net Income (Loss) attributable to Par Pacific stockholders excludes the portion of non-GAAP adjustments associated with the noncontrolling interest in our joint venture established on October 21, 2025. Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA by segment also excludes other operating gains and losses (which primarily includes the impacts of the noncash remeasurement of our environmental liabilities). This modification improves comparability between periods by excluding non-cash gains and losses that do not reflect ongoing underlying business operations.
Beginning with the financial results reported for the fourth quarter of 2025, Adjusted EBITDA includes the Adjusted Net Loss attributable to noncontrolling interests associated with our joint venture established on October 21, 2025.
Adjusted Gross Margin
Adjusted Gross Margin is defined as Operating income (loss) excluding:
•operating expense (excluding depreciation);
•depreciation and amortization (“D&A”);
•Par’s portion of interest, taxes, and D&A expense from refining and logistics investments;
•impairment expense;
•other operating (gain) loss, net (which primarily includes the impacts of the noncash remeasurement of our environmental liabilities);
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2025	Refining	Logistics	Retail
Operating Income	$487,032	$97,558	$74,706
Operating expense (excluding depreciation)	481,597	21,478	84,590
Depreciation, depletion, and amortization	104,385	26,040	10,791
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	4,485	3,954	—
Inventory valuation adjustment	(27,200)	—	—
Environmental obligation mark-to-market adjustments	(14,360)	—	—
Unrealized gain on derivatives	(26,664)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(2,523)	—	—
Other operating loss (gain), net	(6,165)	(1,419)	355
Adjusted Gross Margin (1)	$1,000,587	$147,611	$170,442

Year ended December 31, 2024	Refining	Logistics	Retail
Operating Income	$17,412	$89,351	$64,800
Operating expense (excluding depreciation)	479,737	15,676	88,869
Depreciation, depletion, and amortization	91,108	27,033	11,037
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,493	3,651	—
Inventory valuation adjustment	(490)	—	—
Environmental obligation mark-to-market adjustments	(19,136)	—	—
Unrealized loss on derivatives	43,281	—	—
Par's portion of accounting policy differences from refining and logistics investments	3,856	—	—
Other operating loss (gain), net	8	124	(10)
Adjusted Gross Margin (1)	$618,269	$135,835	$164,696

Year ended December 31, 2023	Refining	Logistics	Retail
Operating Income	$676,161	$69,744	$56,603
Operating expense (excluding depreciation)	373,612	24,450	87,525
Depreciation, depletion, and amortization	81,017	25,122	11,462
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,586	1,857	—
Inventory valuation adjustment	102,710	—	—
Environmental obligation mark-to-market adjustments	(189,783)	—	—
Unrealized gain on derivatives	(50,511)	—	—
Other operating loss (gain), net	219	—	(308)
Adjusted Gross Margin (1) (2)	$995,011	$121,173	$155,282
________________________________________
(1)     For the years ended December 31, 2025, 2024, and 2023, there was no impairment expense.
(2) For the year ended December 31, 2023, there was no impact in Operating Income from accounting policy differences at our refining and logistics investments.
Adjusted Net Income (Loss) Attributable to Par Pacific Stockholders and Adjusted EBITDA
Adjusted Net Income (Loss) attributable to Par Pacific stockholders is defined as Net income (loss) attributable to Par Pacific stockholders excluding:
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

•Par’s portion of accounting policy differences from refining and logistics investments;
•other operating (gain) loss, net (which primarily included the impacts of the noncash remeasurement of our environmental liabilities); and
•Noncontrolling interest impact of non-GAAP adjustments.

Adjusted EBITDA is defined as Adjusted Net Income (Loss) attributable to Par Pacific stockholders plus Adjusted Net Loss attributable to noncontrolling interests excluding:
•D&A;
•interest expense and financing costs, net, excluding interest rate derivative loss (gain);
•cash distributions from Laramie Energy, LLC to Par;
•Par's portion of interest, taxes, and D&A expense from refining and logistics investments; and
•income tax expense (benefit) excluding the increase in (release of) tax valuation allowance.
The following table presents a reconciliation of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss) attributable to Par Pacific stockholders, on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Par Pacific stockholders	$369,391	$(33,322)	$728,642
Inventory valuation adjustment	(27,200)	(490)	102,710
Environmental obligation mark-to-market adjustments	(14,360)	(19,136)	(189,783)
Unrealized loss (gain) on derivatives	(26,309)	42,485	(49,690)
Acquisition and integration costs	4,335	100	17,482
Par West redevelopment and other costs	14,793	12,548	11,397
Debt extinguishment and commitment costs	1,147	1,688	19,182
Changes in valuation allowance and other deferred tax items (1)	100,422	(3,315)	(126,219)
Severance costs and other non-operating expense (2)	1,498	14,802	1,785
Equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions	(23,308)	1,781	(14,279)
Par's portion of accounting policy differences from refining and logistics investments	(2,523)	3,856	—
Other operating loss (gain), net	(7,220)	222	(59)
Noncontrolling interest impact of non-GAAP adjustments	(573)	—	—
Adjusted Net Income attributable to Par Pacific stockholders (3) (4)	390,093	21,219	501,168
Adjusted Net Loss attributable to noncontrolling interests	(1,730)	—	—
Depreciation, depletion, and amortization	144,325	131,590	119,830
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	82,028	83,589	71,629
Laramie Energy, LLC cash distributions to Par	—	(1,485)	(10,706)
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	8,439	6,144	3,443
Income tax expense (benefit)	10,361	(2,381)	10,883
Adjusted EBITDA (3)	$633,516	$238,676	$696,247
________________________________________________________
(1)For the year ended December 31, 2025, we recognized a non-cash deferred tax expense of $100.4 million. For the years ended December 31, 2024 and 2023, we recognized non-cash deferred tax benefits of $3.3 million and $126.2 million, respectively. These tax impacts are included in Income tax benefit (expense) on our consolidated statements of operations.

(2)For the years ended December 31, 2025 and 2024, we incurred $0.8 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the year ended December 31, 2024, we incurred $0.8 million for a legal settlement unrelated to current operating activities.
(3)For the years ended December 31, 2025, 2024, and 2023, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
(4)For the year ended December 31, 2023, there was no impact in Net Income (Loss) from accounting policy differences at our refining and logistics investments.

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
•other operating loss (gain), net (which primarily includes the impacts of the noncash remeasurement of our environmental liabilities);
•impairment expense;
•Par's portion of interest, taxes, and D&A expense from refining and logistics investments; and
•Par's portion of accounting policy differences from refining and logistics investments.
Adjusted EBITDA by segment also includes Gain on curtailment of pension obligation and Other income (loss), net, which are presented below Operating income (loss) on our consolidated statements of operations.
The following table presents a reconciliation of Adjusted EBITDA by segment to the most directly comparable GAAP financial measure, Operating income (loss) by segment, on a historical basis, for our operating segments, for the periods indicated (in thousands):

Year ended December 31, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$487,032	$97,558	$74,706	(120,538)
Depreciation, depletion and amortization	104,385	26,040	10,791	3,109
Inventory valuation adjustment	(27,200)	—	—	—
Environmental obligation mark-to-market adjustments	(14,360)	—	—	—
Unrealized gain on derivatives	(26,664)	—	—	—
Acquisition and integration costs	—	—	—	4,335
Par West redevelopment and other costs	—	—	—	14,793
Severance costs and other non-operating expense	259	206	44	989
Par's portion of accounting policy differences from refining and logistics investments	(2,523)	—	—	—
Other operating loss (gain), net	(6,165)	(1,419)	355	9
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	4,485	3,954	—	—
Other loss, net	—	—	—	(665)
Adjusted EBITDA (1)	$519,249	$126,339	$85,896	$(97,968)

Year ended December 31, 2024	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$17,412	$89,351	$64,800	$(123,935)
Depreciation, depletion and amortization	91,108	27,033	11,037	2,412
Inventory valuation adjustment	(490)	—	—	—
Environmental obligation mark-to-market adjustments	(19,136)	—	—	—
Unrealized loss on derivatives	43,281	—	—	—
Acquisition and integration costs	—	—	—	100
Par West redevelopment and other costs	—	—	—	12,548
Severance costs and other non-operating expense	642	—	154	14,006
Par's portion of accounting policy differences from refining and logistics investments	3,856	—	—	—
Other operating loss (gain), net	8	124	(10)	100
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,493	3,651	—	—
Other loss, net	—	—	—	(1,869)
Adjusted EBITDA (1)	$139,174	$120,159	$75,981	$(96,638)

Year ended December 31, 2023	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$676,161	$69,744	$56,603	$(122,502)
Depreciation, depletion and amortization	81,017	25,122	11,462	2,229
Inventory valuation adjustment	102,710	—	—	—
Environmental obligation mark-to-market adjustments	(189,783)	—	—	—
Unrealized gain on derivatives	(50,511)	—	—	—
Acquisition and integration costs	—	—	—	17,482
Par West redevelopment and other costs	—	—	—	11,397
Severance costs and other non-operating expense	100	—	580	1,105
Other operating loss (gain), net	219	—	(308)	30
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,586	1,857	—	—
Other loss, net	—	—	—	(53)
Adjusted EBITDA (1) (2)	$621,499	$96,723	$68,337	$(90,312)
________________________________________________________
(1)For the years ended December 31, 2025, 2024, and 2023, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted EBITDA made during 2025.
(2)For the year ended December 31, 2023, there was no impact in Operating Income from accounting policy differences at our refining and logistics investments.

Discussion of Operating Income by Segment
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Refining. Operating income for our refining segment was $487.0 million for the year ended December 31, 2025, an increase of $469.6 million compared to $17.4 million for the year ended December 31, 2024. The increase in operating income was primarily driven by:

•	an increase of $241.2 million related to higher crack spreads across all our refineries, an SRE benefit of $199.5 million at our Washington, Montana, and Wyoming refineries,
•	an increase of $79.8 million related favorable derivative impacts,
•	a favorable change in the valuation of the embedded derivatives related to our Inventory Intermediation Agreement driven by changes in commodity prices that resulted in a decrease of $33.0 million, and
•	a favorable change in other drivers of $56.9 million,
partially offset by:

•	an increase of $98.4 million of environmental compliance cost related to current period production and
•	an increase of $37.2 million driven by unfavorable feedstock differentials and purchased product costs.
Logistics. Operating income for our logistics segment was $97.6 million for the year ended December 31, 2025, an increase of $8.2 million compared to $89.4 million for the year ended December 31, 2024. The increase was primarily due to decreases of $11.2 million in repair and maintenance costs, $6.6 million in environmental expenses, and $5.7 million in other expenses, and an increase of $4.0 million in third party revenue. These improvements were partially offset by an $11.8 million in rent expense, $5.5 million related to lower throughput, and $4.1 million of reduced gross margin related to the Wyoming refinery incident in the first half of the year. Other impacts include a $1.5 million decrease in losses on sale and a $1.0 million decrease in depreciation and amortization.

Retail. Operating income for our retail segment was $74.7 million for the year ended December 31, 2025, an increase of $9.9 million compared to $64.8 million for the year ended December 31, 2024. The increase in operating income was primarily due to a $2.0 million increase driven by 1% higher fuel sales volumes, a $1.9 million increase in merchandise margins, a $1.7 million increase related to a 2% increase in fuel margins, and a $1.7 million decrease in repairs and maintenance costs. Other impacts include a $0.7 million decrease in employee expenses, a $0.7 million decrease in other operating costs and a $0.6 million decrease in outside services expenses.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Refining. Operating income for our refining segment was $17.4 million for the year ended December 31, 2024, a decrease of $658.8 million compared to $676.2 million for the year ended December 31, 2023. The decrease in operating income was primarily driven by:
•a decrease of $532.5 million related to declining crack spreads at refineries in our legacy portfolio,
•a decrease of $134.7 million in environmental credit and related obligations income across refineries in our legacy portfolio, primarily associated with RIN settlement gains recorded in 2023 with no similar gains in 2024, and
•a decrease of $38.8 million driven by a 1% decrease in refined product sales volumes at our refineries in our legacy portfolio, partially offset by:
•an increase of $58.3 million related to a favorable change in crude oil differentials at refineries in our legacy portfolio, and
•a favorable impact of $20.8 million related to our derivatives in Hawaii and Washington.
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
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Refining. For the year ended December 31, 2025, our refining Adjusted Gross Margin was approximately $1.0 billion, an increase of $382.3 million compared to $618.3 million for the year ended December 31, 2024. The increase in profitability was primarily due to a $238.7 million benefit related to improved crack spreads, an SRE benefit of $202.6 million, and other factors as described below.
•Adjusted Gross Margin for the Washington refinery increased by $10.44 per barrel from $3.25 per barrel during the year ended December 31, 2024, to $13.69 per barrel, including an SRE impact of $5.27 per barrel, during the year ended December 31, 2025. The increase was primarily due to higher crack spreads, an SRE benefit of $74.4 million, and a 3% increase in refined product sales volumes, partially offset by higher environmental costs related to those higher refined product sales volumes and higher feedstock costs. The Washington Index improved by $7.16 per barrel, or 173%. The Washington 3.1.1.1 Product Crack improved by $7.82 per barrel, or 65%.
•Adjusted Gross Margin for the Montana refinery increased by $4.46 per barrel from $11.37 per barrel during the year ended December 31, 2024, to $15.83 per barrel, including an SRE impact of $3.05 per barrel, during the year ended December 31, 2025. The increase was primarily due to an SRE benefit of $57.6 million, higher crack spreads, and a favorable change in realized derivatives. These improvements were partially offset by a 2% decrease in refined product sales volumes with a corresponding decrease in environmental costs. The Montana Index declined by $0.18 per barrel, or 1%. The Montana 6.3.2.1 Product Crack improved by $2.90 per barrel, or 13%.
•Adjusted Gross Margin for the Hawaii refinery increased by $2.35 per barrel from $9.34 per barrel during the year ended December 31, 2024, to $11.69 per barrel during the year ended December 31, 2025. The increase was primarily due to lower purchased product costs, higher crack spreads, higher yields, and lower other inventory financing cost partially offset by unfavorable changes in feedstock differentials and an unfavorable change in realized derivatives. The Hawaii Index improved by $3.39 per barrel, or 47%. The Singapore 3.1.2 Product Crack improved by $2.77 per barrel, or 21%.
•Adjusted Gross Margin for the Wyoming refinery increased by $17.20 per barrel from $13.73 per barrel during the year ended December 31, 2024, to $30.93 per barrel, including an SRE impact of $14.52 per barrel, during the year ended December 31, 2025. The increase was primarily driven by an SRE benefit of $70.5 million and higher crack spreads, partially offset by higher feedstock costs and a 9% decrease in refined product sales volumes. The Wyoming Index improved by $3.52 per barrel, or 21%. The Wyoming 2.1.1 Product Crack improved by $3.41 per barrel or 18%.
Logistics. For the year ended December 31, 2025, our logistics Adjusted Gross Margin was approximately $147.6 million, an increase of $11.8 million compared to $135.8 million for the year ended December 31, 2024. The increase was primarily due to a $7.3 million decrease in repair and maintenance costs, a $9.4 million decrease in other expenses, and a $3.1 million decrease in environment expenses, partially offset by a $5.5 million decrease related to lower throughput, a $4.1 million decrease related to the Wyoming refinery incident in the first half of the year, and $2.3 million related to higher rent expense.
Retail. For the year ended December 31, 2025, our retail Adjusted Gross Margin was approximately $170.4 million, an increase of $5.7 million compared to $164.7 million for the year ended December 31, 2024. The increase was primarily due to a 1% increase in sales volumes, a $1.9 million increase in merchandise margins, and a $1.7 million increase related to a 2% increase in fuel margins.
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
•Adjusted Gross Margin for the Montana refinery decreased by $9.77 per barrel from $21.14 per barrel during the year ended December 31, 2023, to $11.37 per barrel during the year ended December 31, 2024. The decrease was primarily due to lower crack spreads, partially offset by higher refined product sale volumes. The Montana Index declined $9.32 per barrel, or 39%.
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

Discussion of Consolidated Results
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues. For the year ended December 31, 2025, revenues were $7.5 billion, a $0.5 billion decrease compared to $8.0 billion for the year ended December 31, 2024. The decrease was primarily driven by $0.6 billion lower refining revenue related to lower crude oil prices, partially offset by a $0.2 billion increase related to higher average product crack spreads. The Combined Index increased 32% as compared to the prior period. Average Brent crude oil prices and average WTI crude oil prices both declined 15% compared to the prior period. Revenues at our retail segment decreased $8.1 million primarily due to a 3% decrease in fuel prices, partially offset by a 1% increase in fuel sales volumes and a 1% increase in merchandise sales. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2025, cost of revenues (excluding depreciation) was $6.1 billion, a $1.0 billion decrease compared to $7.1 billion for the year ended December 31, 2024, primarily driven by the decreases in crude oil prices discussed above, an SRE benefit of $0.2 billion related to SREs granted for the 2019 through 2024 compliance years, and lower purchased product costs, partially offset by unfavorable feedstock costs.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2025, operating expense (excluding depreciation) was approximately $587.7 million, which was relatively consistent with $584.3 million for the year ended December 31, 2024.
Depreciation and Amortization. For the year ended December 31, 2025, D&A expense was approximately $144.3 million, an increase of $12.7 million compared to $131.6 million for the year ended December 31, 2024. The increase was primarily driven by a $14.8 million increase in Montana primarily related to the amortization of turnaround assets and a $3.0 million increase in Wyoming driven by equipment damaged as a result of the February 2025 operational incident, partially offset by a $4.8 million decrease in D&A at our Hawaii Refinery reflecting fully amortized turnaround assets.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2025, General and administrative expense (excluding depreciation) was approximately $98.5 million, a decrease of $10.3 million compared to $108.8 million for the year ended December 31, 2024. The decrease was primarily due to $13.1 million of stock-based compensation expenses related to CEO transition costs in 2024 and a $7.8 million decrease in renewable project costs, partially offset by a $7.5 million increase in employee costs and a $2.2 million increase in IT expenses.
Equity Earnings from Refining and Logistics Investments. For the year ended December 31, 2025, Equity earnings from refining and logistics investments were $26.3 million, an increase of $14.4 million compared to $11.9 million for the year ended December 31, 2024. The increase was primarily due to a $13.9 million increase in our proportionate share of YELP’s net income. Please read “Note 3—Refining and Logistics Equity Investments” to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Acquisition and Integration Costs. For the year ended December 31, 2025, we incurred $4.3 million of acquisition and integration costs, primarily related to the establishment of the Hawaii Renewables joint venture. For the year ended December 31, 2024, we incurred an immaterial amount of acquisition and integration costs. Please read “Note 3—Refining and Logistics Equity Investments” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Par West Redevelopment and Other Costs. For the year ended December 31, 2025, Par West redevelopment and other costs were $14.8 million, an increase of $2.3 million compared to $12.5 million for the year ended December 31, 2024. The increase was primarily due to an increase in redevelopment activities.
Other Operating Loss (Gain), Net. For the year ended December 31, 2025, other operating gain, net was $7.2 million, primarily related to a $10.3 million decrease due to the remeasurement of Montana Refinery environmental remediation liabilities, partially offset by a $3.9 million increase due to the remeasurement of Wyoming Refinery environmental remediation liabilities. Please read “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K for more information. For the year ended December 31, 2024, other operating loss, net was immaterial.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2025, our Interest expense and financing costs, net were approximately $82.4 million, which was relatively consistent with $82.8 million for the year ended December 31, 2024.

Debt Extinguishment and Commitment Costs. For the year ended December 31, 2025, we incurred $1.1 million of debt extinguishment and commitment costs in connection with the repricing of our Term Loan Credit Agreement. For the year ended December 31, 2024, our Debt extinguishment and commitment costs of $1.7 million were incurred in connection with the repricing of our Term Loan Credit Agreement, the termination of our LC Facility, and the expiration of our Supply and Offtake Agreement in 2024. Please read “Note 15—Debt” to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Other Expense, Net. For the year ended December 31, 2025, other expense was $0.7 million, a decrease of $1.2 million compared to $1.9 million for the year ended December 31, 2024. The decrease was primarily due to 2024 legal expenses unrelated to operating activities with no similar 2025 expenses.
Equity earnings (losses) from Laramie Energy, LLC. For the year ended December 31, 2025, equity earnings from Laramie Energy, LLC were $23.3 million, an increase of $23.6 million compared to $0.3 million of equity losses for the year ended December 31, 2024. The increase was primarily due to a $23.6 million increase in our proportionate share of Laramie Energy’s net income. On April 29, 2024, Laramie Energy made a one-time cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. Please read “Note 4—Investment in Laramie Energy” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2025, we recorded an income tax expense of $110.8 million primarily due to a $100.4 million non-cash deferred tax expense driven by an increase in our 2025 taxable income. For the year ended December 31, 2024, we recorded an income tax benefit of $5.7 million primarily due to a $5.5 million non-cash deferred tax benefit driven by our 2024 pre-tax losses. Please read “Note 23—Income Taxes” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Net Loss Attributable to Noncontrolling Interests. For the year ended December 31, 2025, losses attributable to noncontrolling interests were $2.3 million, related to our Hawaii Renewables joint venture. Please read “Note 5—Joint Venture” and “Note 20—Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2024, general and administrative expense (excluding depreciation) was approximately $108.8 million, an increase of $17.4 million compared to $91.4 million for the year ended December 31, 2023. The increase was primarily due to $13.1 million of stock-based compensation expenses related to CEO transition costs in the first quarter of 2024, a $3.1 million increase in IT expenses, and a $2.1 million increase in employee costs.
Equity earnings from refining and logistics investments. For the year ended December 31, 2024, equity earnings from refining and logistics investments were $11.9 million, which was relatively consistent with $11.8 million for the year December 31, 2023. Please read “Note 3—Refining and Logistics Equity Investments” to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Acquisition and Integration Costs. For the year ended December 31, 2024, we incurred an immaterial amount of acquisition and integration costs. For the year ended December 31, 2023, we incurred $17.5 million of acquisition and integration costs related to the Billings Acquisition, which closed on June 1, 2023. Please read “Note 6—Acquisitions” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Par West redevelopment and other costs. For the year ended December 31, 2024, Par West redevelopment and other costs were $12.5 million, an increase of $1.1 million compared to $11.4 million for the year ended December 31, 2023, associated with the operation and decommissioning of our Par West facility. Increased redevelopment activity was the primary driver of the increase in costs.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2024, our interest expense and financing costs, net were approximately $82.8 million, an increase of $10.3 million compared to $72.5 million for the year ended December 31, 2023. $15.8 million of the increase in interest expense and financing costs, primarily related to higher ABL Credit Facility and Term Loan B Facility balances in 2024, and a $7.1 million decrease in interest income from our investment accounts. This activity was partially offset by a $12.8 million net decrease in inventory financing costs related to the refinancing of our inventory financing agreements in 2023 and 2024. Please read “Note 13—Inventory Financing Agreements” and “Note 15—Debt” to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our inventory financing and indebtedness, respectively.
Debt extinguishment and commitment costs. For the year ended December 31, 2024, our debt extinguishment and commitment costs were approximately $1.7 million in connection with the repricing of our Term Loan Credit Agreement, the termination of our LC Facility and the expiration of our Supply and Offtake Agreement in the second quarter of 2024. For the year ended December 31, 2023, our debt extinguishment and commitment costs were approximately $19.2 million in connection with the refinancing of our long-term debt in the first quarter of 2023 and the termination of the Washington Refinery Intermediation Agreement in the fourth quarter of 2023. Please read “Note 15—Debt” to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Other expense, net. For the year ended December 31, 2024, other expense was $1.9 million, an increase of $1.8 million compared to $0.1 million for the year ended December 31, 2023. 2024 activity was primarily due to $0.8 million of 2024 legal expenses unrelated to operating activities with no similar 2023 activity.
Equity earnings (losses) from Laramie Energy, LLC. For the year ended December 31, 2024, equity losses from Laramie Energy, LLC were $0.3 million compared to $25.0 million of equity earnings for the year ended December 31, 2023. For the year ended December 31, 2024, our proportionate share of Laramie Energy’s net loss was $6.8 million, partially offset by $6.5 million of accretion of the basis difference. On April 29, 2024, Laramie Energy made a cash distribution to its owners, including us, based on ownership percentage. Our share of this distribution was $1.5 million. For the year ended December 31, 2023, our proportionate share of Laramie Energy’s net income was $19.5 million, and the accretion of basis was $5.5 million. On March 1, 2023, following a refinancing of certain debt, Laramie Energy, LLC was permitted to make a one-time cash distribution to its owners based on ownership percentage. Our share of this distribution was $10.7 million. Please read “Note 4—Investment in Laramie Energy” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Income Taxes. For the year ended December 31, 2024, we recorded an income tax benefit of $5.7 million primarily due to a $5.5 million non-cash deferred tax benefit driven by our 2024 pre-tax losses. For the year ended December 31, 2023, we recorded an income tax benefit of $115.3 million primarily related to the release of the federal tax valuation allowance in the fourth quarter of 2023, partially offset by state taxes. Please read “Note 23—Income Taxes” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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

	As of December 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$15,639	$125,892	$22,582	$164,113
Restricted cash	351	—	—	351
Trade accounts receivable	—	312,672	—	312,672
Inventories	—	1,199,523	29,264	1,228,787
Prepaid and other current assets	2,903	65,864	1,401	70,168
Due from related parties	579,579	—	(579,579)	—
Current note receivable from subsidiaries	60,000	—	(60,000)	—
Total current assets	658,472	1,703,951	(586,332)	1,776,091
Property, plant, and equipment
Property, plant, and equipment	25,016	1,729,382	108,707	1,863,105
Less accumulated depreciation and amortization	(17,730)	(637,470)	(9,954)	(665,154)
Property, plant, and equipment, net	7,286	1,091,912	98,753	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,787	384,608	—	391,395
Refining and logistics equity investments	—	—	98,654	98,654
Investment in Laramie Energy, LLC	—	—	35,806	35,806
Investment in subsidiaries	1,051,331	—	(1,051,331)	—
Intangible assets, net	—	8,541	943	9,484
Goodwill	—	124,679	2,597	127,276
Long term note receivable from subsidiaries	3,000	—	(3,000)	—
Other long-term assets	—	174,385	22,647	197,032
Total assets	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$64,930	$(60,000)	$4,930
Obligations under inventory financing agreements	—	130,150	31,342	161,492
Accounts payable	3,062	331,502	6,991	341,555
Accrued taxes	—	31,565	—	31,565
Operating lease liabilities	536	99,022	—	99,558
Other accrued liabilities	3,474	457,297	6,265	467,036
Due to related parties	254,102	393,859	(647,961)	—
Total current liabilities	261,174	1,508,325	(663,363)	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	—	800,940	(3,000)	797,940
Finance lease liabilities	690	15,201	(3,889)	12,002
Operating lease liabilities	10,192	302,258	—	312,450
Other liabilities	—	153,152	(100,507)	52,645
Total liabilities	272,056	2,779,876	(770,759)	2,281,173
Commitments and contingencies
Noncontrolling interest	—	—	40,976	40,976
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	497	—	—	497
Additional paid-in capital	901,221	(205,916)	262,636	957,941
Accumulated earnings (deficit)	541,376	904,494	(904,494)	541,376
Accumulated other comprehensive income (loss)	11,726	9,622	(9,622)	11,726
Total stockholders’ equity	1,454,820	708,200	(651,480)	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689

	As of December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$7,095	$184,826	$—	$191,921
Restricted cash	346	—	—	346
Trade accounts receivable	—	398,131	—	398,131
Inventories	—	1,089,318	—	1,089,318
Prepaid and other current assets	12,355	80,172	—	92,527
Due from related parties	368,222	—	(368,222)	—
Total current assets	388,018	1,752,447	(368,222)	1,772,243
Property, plant, and equipment
Property, plant, and equipment	24,536	1,702,474	3,956	1,730,966
Less accumulated depreciation and amortization	(17,240)	(553,918)	(3,499)	(574,657)
Property, plant, and equipment, net	7,296	1,148,556	457	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	7,369	420,751	—	428,120
Refining and logistics equity investments	—	—	86,311	86,311
Investment in Laramie Energy, LLC	—	—	12,498	12,498
Investment in subsidiaries	993,901	—	(993,901)	—
Intangible assets, net	—	9,520	—	9,520
Goodwill	—	126,678	2,597	129,275
Other long-term assets	726	111,206	123,163	235,095
Total assets	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,885	$—	$4,885
Obligations under inventory financing agreements	—	194,198	—	194,198
Accounts payable	4,257	432,538	—	436,795
Accrued taxes	—	36,027	—	36,027
Operating lease liabilities	4	80,170	—	80,174
Other accrued liabilities	1,796	342,062	330	344,188
Due to related parties	189,232	156,619	(345,851)	—
Total current liabilities	195,289	1,246,499	(345,521)	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	—	1,108,082	—	1,108,082
Finance lease liabilities	464	15,313	(4,087)	11,690
Operating lease liabilities	10,255	351,837	—	362,092
Other liabilities	—	131,813	(71,875)	59,938
Total liabilities	206,008	2,853,544	(421,483)	2,638,069
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	552	—	—	552
Additional paid-in capital	884,548	161,642	(161,642)	884,548
Accumulated earnings (deficit)	295,846	545,720	(545,720)	295,846
Accumulated other comprehensive income (loss)	10,356	8,252	(8,252)	10,356
Total stockholders’ equity	1,191,302	715,614	(715,614)	1,191,302
Total liabilities and stockholders’ equity	$1,397,310	$3,569,158	$(1,137,097)	$3,829,371

	Year Ended December 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$131	$7,467,883	$(3,364)	$7,464,650

Operating expenses
Cost of revenues (excluding depreciation)	—	6,110,069	(247)	6,109,822
Operating expense (excluding depreciation)	—	585,239	2,426	587,665
Depreciation and amortization	2,120	141,727	478	144,325
General and administrative expense (excluding depreciation)	28,923	69,527	—	98,450
Equity earnings from refining and logistics investments	—	—	(26,278)	(26,278)
Acquisition and integration costs	4,335	—	—	4,335
Par West redevelopment and other costs	—	14,793	—	14,793
Other operating loss (gain), net	9	(7,229)	—	(7,220)
Total operating expenses	35,387	6,914,126	(23,621)	6,925,892
Operating income (loss)	(35,256)	553,757	20,257	538,758

Other income (expense)
Interest expense and financing costs, net	(91)	(82,308)	16	(82,383)
Debt extinguishment and commitment costs	—	(1,147)	—	(1,147)
Other income (expense), net	(55)	(610)	—	(665)
Equity earnings (losses) from subsidiaries	404,793	—	(404,793)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	23,308	23,308
Total other income (expense), net	404,647	(84,065)	(381,469)	(60,887)

Income (loss) before income taxes	369,391	469,692	(361,212)	477,871
Income tax benefit (expense) (1)	—	(110,918)	135	(110,783)
Net income (loss)	369,391	358,774	(361,077)	367,088
Less:
Net loss attributable to noncontrolling interest	—	—	(2,303)	(2,303)
Net income attributable to Par Pacific stockholders	$369,391	$358,774	$(358,774)	$369,391

Adjusted EBITDA	$(28,600)	$633,897	$28,219	$633,516

	Year Ended December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$7,974,432	$25	$7,974,457

Operating expenses
Cost of revenues (excluding depreciation)	—	7,101,148	—	7,101,148
Operating expense (excluding depreciation)	—	584,282	—	584,282
Depreciation and amortization	1,636	129,766	188	131,590
General and administrative expense (excluding depreciation)	33,490	75,354	—	108,844
Equity earnings from refining and logistics investments	—	—	(11,905)	(11,905)
Acquisition and integration costs (2)	—	100	—	100
Par West redevelopment and other costs	—	12,548	—	12,548
Other operating loss (gain), net	100	122	—	222
Total operating expenses	35,226	7,903,320	(11,717)	7,926,829
Operating income (loss)	(35,226)	71,112	11,742	47,628

Other income (expense)
Interest expense and financing costs, net	(40)	(83,106)	353	(82,793)
Debt extinguishment and commitment costs	—	(1,688)	—	(1,688)
Other income (expense), net	(31)	(1,838)	—	(1,869)
Equity earnings (losses) from subsidiaries	1,975	—	(1,975)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(296)	(296)
Total other income (expense), net	1,904	(86,632)	(1,918)	(86,646)

Income (loss) before income taxes	(33,322)	(15,520)	9,824	(39,018)
Income tax benefit (expense) (1)	—	2,659	3,037	5,696
Net income (loss)	(33,322)	(12,861)	12,861	(33,322)
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Par Pacific stockholders	$(33,322)	$(12,861)	$12,861	$(33,322)

Adjusted EBITDA	$(26,167)	$242,913	$21,930	$238,676

	Year Ended December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$8,231,886	$69	$8,231,955

Operating expenses
Cost of revenues (excluding depreciation)	—	6,838,109	—	6,838,109
Operating expense (excluding depreciation)	—	485,587	—	485,587
Depreciation and amortization	1,618	118,024	188	119,830
General and administrative expense (excluding depreciation)	29,258	62,189	—	91,447
Equity earnings from refining and logistics investments	—	—	(11,844)	(11,844)
Acquisition and integration costs (2)	—	17,482	—	17,482
Par West redevelopment and other costs	—	11,397	—	11,397
Other operating loss (gain), net	30	(89)	—	(59)
Total operating expenses	30,906	7,532,699	(11,656)	7,551,949
Operating income (loss)	(30,906)	699,187	11,725	680,006

Other income (expense)
Interest expense and financing costs, net	(24)	(72,789)	363	(72,450)
Debt extinguishment and commitment costs	—	(19,182)	—	(19,182)
Other income (expense), net	44	(97)	—	(53)
Equity earnings (losses) from subsidiaries	759,528	—	(759,528)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	24,985	24,985
Total other income (expense), net	759,548	(92,068)	(734,180)	(66,700)

Income (loss) before income taxes	728,642	607,119	(722,455)	613,306
Income tax benefit (expense) (1)	—	(153,017)	268,353	115,336
Net income (loss)	728,642	454,102	(454,102)	728,642
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Par Pacific stockholders	$728,642	$454,102	$(454,102)	$728,642

Adjusted EBITDA	$(28,722)	$709,613	$15,356	$696,247
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

Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Par Borrower and Subsidiaries,” and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in the same manner as for the Par Pacific Holdings, Inc. Adjusted EBITDA calculations. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA” above.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$369,391	$358,774	$(361,077)	$367,088
Inventory valuation adjustment	—	(28,768)	1,568	(27,200)
Environmental obligation mark-to-market adjustments	—	(14,360)	—	(14,360)
Unrealized loss (gain) on derivatives	—	(26,309)	—	(26,309)
Par West redevelopment and other costs	—	14,793	—	14,793
Acquisition and integration costs	4,335	—	—	4,335
Debt extinguishment and commitment costs	—	1,147	—	1,147
Severance costs and other non-operating expense (2)	247	1,251	—	1,498
Equity losses from Laramie Energy, LLC, excluding cash distributions	—	—	(23,308)	(23,308)
Par's portion of accounting policy differences from refining and logistics investments			(2,523)	(2,523)
Other operating loss (gain), net	9	(7,229)	—	(7,220)
Depreciation and amortization	2,120	141,727	478	144,325
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	91	81,953	(16)	82,028
Laramie Energy, LLC cash distributions to Par	—	—	—	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	8,439	8,439
Equity losses (income) from subsidiaries	(404,793)	—	404,793	—
Income tax expense (benefit)	—	110,918	(135)	110,783
Adjusted EBITDA (1)	$(28,600)	$633,897	$28,219	$633,516

	Year Ended December 31, 2024
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(33,322)	$(12,861)	$12,861	$(33,322)
Inventory valuation adjustment	—	(490)	—	(490)
Environmental obligation mark-to-market adjustments	—	(19,136)	—	(19,136)
Unrealized loss on derivatives	—	42,485	—	42,485
Par West redevelopment and other costs	—	12,548	—	12,548
Acquisition and integration costs	—	100	—	100
Debt extinguishment and commitment costs	—	1,688	—	1,688
Severance costs and other non-operating expense (2)	7,354	7,448	—	14,802
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	1,781	1,781
Par's portion of accounting policy differences from refining and logistics investments	—	—	3,856	3,856
Other operating loss (gain), net	100	122	—	222
Depreciation and amortization	1,636	129,766	188	131,590
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	40	83,902	(353)	83,589
Laramie Energy, LLC cash distributions to Par	—	—	(1,485)	(1,485)
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	6,144	6,144
Equity losses (income) from subsidiaries	(1,975)	—	1,975	—
Income tax expense (benefit)	—	(2,659)	(3,037)	(5,696)
Adjusted EBITDA (1)	$(26,167)	$242,913	$21,930	$238,676

	Year Ended December 31, 2023
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$728,642	$454,102	$(454,102)	$728,642
Inventory valuation adjustment	—	102,710	—	102,710
Environmental obligation mark-to-market adjustments	—	(189,783)	—	(189,783)
Unrealized gain on derivatives	—	(49,690)	—	(49,690)
Par West redevelopment and other costs	—	11,397	—	11,397
Acquisition and integration costs	—	17,482	—	17,482
Debt extinguishment and commitment costs	—	19,182	—	19,182
Severance costs and other non-operating expense	492	1,293	—	1,785
Other operating loss (gain), net	30	(89)	—	(59)
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(14,279)	(14,279)
Depreciation and amortization	1,618	118,024	188	119,830
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	24	71,968	(363)	71,629
Laramie Energy, LLC cash distributions to Par	—	—	(10,706)	(10,706)
Par’s portion of interest, taxes, depreciation and amortization expense from refining and logistics investments	—	—	3,443	3,443
Equity losses (income) from subsidiaries	(759,528)	—	759,528	—
Income tax expense (benefit)	—	153,017	(268,353)	(115,336)
Noncontrolling interest impact of non-GAAP adjustments
Adjusted EBITDA (1)	$(28,722)	$709,613	$15,356	$696,247
________________________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA.
(2)For the years ended December 31, 2025 and 2024, we incurred $0.8 million and $13.1 million of stock-based compensation expenses associated with equity awards modifications, respectively. For the year ended December 31, 2024, we incurred $0.8 million for a legal settlement unrelated to current operating activities.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements and contractual obligations, capital expenditures, turnaround outlays, and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs, and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts available under our credit agreements, and access to capital markets. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, to repay or refinance indebtedness, and to repurchase shares of our common stock.
Our liquidity position as of December 31, 2025, was $914.6 million, consisting of $164.1 million of cash and cash equivalents and $750.5 million of availability under the ABL Credit Facility. For the year ended December 31, 2025, we generated cash from operations of $445.3 million. Please read the Cash Flows discussion below for information regarding additional sources and uses of cash for the fiscal year ended December 31, 2025.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital and turnaround expenditures, working capital, and debt service requirements for the next 12 months. Please read the Cash Requirements section below for further information. We may seek to raise additional debt or equity capital to fund acquisitions and any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost. Our expected cash inflows and cash requirements are subject to the risks and uncertainties discussed in the Cautionary Statement Regarding Forward Looking Statements section of Item 1: Business and, for further information, the “Operating Risks” section of “Item 1A. Risk Factors”.
Significant Developments
On June 27, 2025, we entered into a RINs financing agreement with Citi (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs; borrowings under the agreement are not to exceed $450 million in the aggregate when combined with obligations under the Inventory Intermediation Agreement. On October 2, 2025, we entered into an agreement with Wells Fargo (the “Renewables Intermediation Agreement”) to, among other things, provide funding to finance renewables feedstock. On October 21, 2025, we completed the transaction to form the Hawaii Renewables joint venture with Alohi in which Alohi contributed $100.0 million in cash in exchange for a minority interest in Hawaii Renewables. In connection with the transaction, Hawaii Renewables distributed $83.0 million to Par and approximately $17.0 million of Alohi’s contribution was retained by Hawaii Renewables to fund remaining construction and initial working capital. In connection with the Renewables Intermediation Agreement, on December 16, 2025, Hawaii Renewables entered into a Letter of Credit Facility Agreement (the “Renewables LC Facility Agreement”). On December 17, 2025, we amended the Term Loan Credit Agreement to reduce the applicable margin by 50 basis points. Please read “Note 5—Joint Venture”, “Note 13—Inventory Financing Agreements”, and “Note 15—Debt” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
During the years ended December 31, 2025, 2024, and 2023, we had significant activity related to our inventory financing and debt agreements. Please read “Note 13—Inventory Financing Agreements” and “Note 15—Debt” to our consolidated financial statements under Item 8 of this Form 10-K for further discussion of significant activity related to our inventory financing and debt agreements, respectively.
Cash Requirements
We have various cash requirements stemming from investment strategies, contractual obligations, and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These cash requirements and obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. We also continue to seek strategic investments in business opportunities, however the amount and timing of those investments are not predictable. Our known material cash requirements as of December 31, 2025, include the following and read “Note 15—Debt”, “Note 13—Inventory Financing Agreements”, and “Note 18—Leases” to our consolidated financial statements under Item 8 of this Form 10-K for our long-term commitments and further discussion:
Debt and Interest Payments. Current and long-term debt includes the scheduled principal and interest payments related to our outstanding debt obligations and ABL Credit Facility. Our estimated interest payments due for 2026 are $44.4 million and our total estimated undiscounted future interest payments will be $186.8 million on the debt obligations held as of December 31, 2025, and using interest rates in effect as of December 31, 2025. Our estimated principal payments due for 2026 are $7.5 million and our total estimated undiscounted future principal payments are $814.8 million on the debt obligations held as of December 31, 2025.
Product Financing. On June 27, 2025, we entered into a RINs financing agreement with Citi (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs. As of December 31, 2025, there were no product financing obligations under the Product Financing Agreement.
Renewables Financing. On October 2, 2025, Hawaii Renewables entered into the Renewables Intermediation Agreement with Wells Fargo pursuant to which the parties agreed to a framework for entering into a series of Swap Transactions. In connection with the Renewables Intermediation Agreement, on December 16, 2025, we entered into the Renewables LC Facility Agreement. As of December 31, 2025, there were $31.3 million of outstanding obligations under the Renewables Intermediation Agreement with required cash outlays in the next twelve months and no letters of credit outstanding under the Renewables LC Facility.
Capital Expenditures and Turnaround Costs. Our deferred turnaround costs and capital expenditures, including land and building purchases but excluding acquisitions, for the year ended December 31, 2025, totaled approximately $250.1 million and were primarily related to 2025 turnaround activities and related scheduled maintenance work at our Montana refinery, repair and replacement work related to our Wyoming operational incident, the Hawaii Renewables hydrotreater project, and other capital projects and sustaining maintenance at all of our refineries and other businesses. Our capital expenditures and deferred turnaround costs budget for 2026 is approximately $190 to $220 million and primarily relates to the planned Hawaii and Wyoming refinery turnarounds and other scheduled maintenance, capital projects, and turnaround projects related to regulatory compliance, information technology, and growth across each of our businesses with required cash outlays primarily expected in the next twelve months.
Operating Lease Liabilities. Operating lease liabilities primarily include obligations associated with the lease of land, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Please read “Note 18—Leases” to our consolidated financial statements under Item 8 of this Form 10-K for further discussion, including our related short- and long-term cash requirements.
Finance Lease Liabilities. Finance lease liabilities primarily include obligations associated with the lease of retail facilities and vehicles. Please read “Note 18—Leases” to our consolidated financial statements under Item 8 of this Form 10-K for further discussion, including our related short- and long-term cash requirements.
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2025, for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2026. As of December 31, 2025, we have non-cancelable material purchase commitments of $2.6 billion, with required cash outlays primarily expected in the next twelve months.
Environmental Matters. Our operations are subject to extensive and periodically-changing federal, state, and local environmental laws and regulations including but not limited to air emissions, wastewater discharges, and solid and hazardous waste management activities. Additionally, we have asset retirement obligations in the period in which we have a legal obligation, whether by government or regulatory action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Please read “Note 12—Asset Retirement Obligations” and “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K for more information, including estimated long term cash requirements.
Other Cash Commitments. We may from time to time seek to retire or repurchase our common stock through cash purchases, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 21, 2025, the Board authorized and approved a share repurchase program authorizing the repurchase of up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior share repurchase authorization. Please read “Note 20—Stockholders’ Equity” to our consolidated financial statements under Item 8 of this Form 10-K for additional discussion on the share repurchase program. The Term Loan Credit Agreement may also require annual prepayments of principal with a variable percentage of our excess cash flow, 50%, 25%, or 0% depending on our consolidated year end secured leverage ratio (as defined in the Term Loan Credit Agreement).
Cash Flows

The following table summarizes cash activities for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$445,337	$83,776	$579,156
Net cash used in investing activities	(142,784)	(133,994)	(659,039)
Net cash used in financing activities	(330,356)	(36,961)	(135,597)
Cash flows for the year ended December 31, 2025
Net cash provided by operating activities for the year ended December 31, 2025, was driven primarily by net income of $367.1 million, non-cash charges to operations of approximately $200.8 million, and net cash used for changes in operating assets and liabilities of approximately $122.5 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $144.3 million and
•	a $100.4 million decrease in net deferred tax assets driven by our net income during the period,

partially offset by

•	unrealized gain on derivatives contracts of $26.3 million and
•	$26.3 million of non-cash equity earnings from our refining and logistics investments.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $255.7 million increase in RINs and environmental credits as a result of current year purchases and SREs received for the 2019 through 2024 compliance years,
•	an increase in deferred turnaround assets of $101.2 million primarily driven by turnaround activities at the Montana refinery,
•	a $94.8 million decrease in Accounts payable driven by timing and lower crude prices, and
•	a $59.9 million decrease in Obligations under inventory financing agreements primarily related to decreases in the step-out liability driven by lower financed inventory volumes and prices,

partially offset by

•	an increase in environmental credit obligations of $148.4 million driven by current period production,
•	a $116.2 million decrease in inventories other than RINs and environmental credits primarily related to crude oil and feedstock inventories.
•	an $84.7 million decrease in Accounts receivable primarily driven by timing of collections, and
•	decrease in prepaid and other primarily driven by $31.6 million decrease in collateral posted with broker to support commodity derivative positions.
Net cash used in investing activities for the year ended December 31, 2025, consisted primarily of $148.9 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including our Hawaii renewable hydrotreater project, completed maintenance at our Montana refinery, and repair and replacement work related to our Wyoming operational incident, partially offset by $6.1 million of proceeds from the sale of assets, primarily related to the sale of property in Hawaii and Pacific Northwest retail stores.

Net cash used in financing activities was approximately $330.4 million for the year ended December 31, 2025, and consisted primarily of the following activities:

•	net debt repayments of $332.5 million primarily driven by activity in our ABL Credit Facility and
•	$123.9 million of common stock repurchases under the share repurchase program,

partially offset by

•	the sale of subsidiary units in our Hawaii Renewables joint venture of $100.0 million.
Cash flows for the year ended December 31, 2024
Net cash provided by operating activities for the year ended December 31, 2024, was driven primarily by non-cash charges to operations of approximately $208.6 million, net cash used for changes in operating assets and liabilities of approximately $91.5 million, and a net loss of $33.3 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $131.6 million;
•	unrealized loss on derivatives contracts of $42.5 million;
•	stock based compensation costs of $25.7 million, including $13.1 million related to the accelerated vesting of equity awards and modification of vested equity awards related to our CEO; and
•	dividends received from our refining and logistic investments of $13.1 million,

partially offset by

•	$11.9 million of non-cash equity earnings from our refining and logistics investments.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	an increase in deferred turnaround assets of $73.5 million driven by the 2024 Montana refinery turnarounds,
•	a $53.5 million decrease in Obligations under inventory financing agreements primarily related to the refinancing of our inventory financing agreements and a decrease in crude oil prices, and
•	a decrease in our gross environmental credit obligations primarily related to the settlement of our 2023 RINs and CCA obligations combined with lower environmental credit values,

partially offset by

•	a $62.9 million decrease in inventories, primarily related to the retirement of environmental credits and lower refined product and warehouse inventories.
Net cash used in investing activities for the year ended December 31, 2024, consisted primarily of:

•	$135.5 million in additions to property, plant, and equipment driven by maintenance projects at our refineries and various profit improvement projects.
Net cash used in financing activities for the year ended December 31, 2024, was approximately $37.0 million and consisted primarily of the following activities:

•	payments of $547.6 million related to the expiration of our Supply and Offtake Agreement and related deferred payment arrangement in the second quarter of 2024,
•	repurchases of common stock of $142.0 million, and
•	aggregate payments of $9.6 million of deferred loan costs,

partially offset by

•	net debt borrowings of $456.6 million primarily driven by activity in our ABL Credit Facility and the increase to the size of our Term Loan Credit Agreement, and
•	proceeds of $203.1 million related to the step-in of the Inventory Intermediation Agreement in the second quarter of 2024.
Cash flows for the year ended December 31, 2023
Net cash provided by operating activities for the year ended December 31, 2023, was primarily driven by net income of $728.6 million, non-cash earnings from operations of approximately $53.2 million, and net cash used for changes in operating assets and liabilities of approximately $96.3 million. Non-cash earnings from operations consisted primarily of the following adjustments:

•	deprecation and amortization expenses of $119.8 million,
•	debt commitment and extinguishment costs of $19.2 million, and
•	stock based compensation costs of $11.6 million,

partially offset by
•	a benefit from deferred taxes of $126.3 million,
•	unrealized gain on derivatives contracts of $49.7 million,
•	a gain of $25.0 million of our equity investment in Laramie Energy, and
•	$11.8 million of non-cash equity earnings from our refining and logistics investments.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a decrease in gross environmental credit obligations primarily related tot the settlement of our 2020, 2021, and 2022 RINs obligations, and
•	an increase in prepaid and other primarily driven by a $65.5 million increase in Advances to suppliers for crude purchases.
Net cash used in investing activities for the year ended December 31, 2023, consisted primarily of:

•	a $595.4 million used for the Billings Acquisition, and
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

Inventory and Obligations Under Inventory Financing Agreements
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost and net realizable value using the FIFO accounting method. Commodity inventories at the Washington refinery are stated at the lower of cost and net realizable value using the LIFO inventory accounting method. We value merchandise along with spare parts, materials, and supplies at weighted average cost. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales. Please read “Note 8—Inventories” to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Crude oil held in storage tanks at, and certain crude oil in transit to, the Hawaii refinery are financed by Citigroup Energy Inc. (“Citi”) under procurement contracts. The crude oil remains in the legal title of Citi and is stored in our storage tanks governed by a storage facilities agreement. Legal title to the stored crude oil passes to us at the tank outlet. After processing, Citi takes title to the refined products stored in our storage tanks until they are sold to third parties. Citi takes legal title of crude oil in transit at the specified purchase location with the third party supplier. We purchase the crude oil shipment from Citi at the SPM delivery point and we sell an equal quantity and quality of crude oil to Citi at the crude intake point. Legal title to crude oil in transit passes to us at the SPM delivery point for the upstream leg, and legal title passes to Citi at the crude intake point for the downstream leg. We record the inventory owned by Citi on our behalf as inventory with a corresponding obligation on our balance sheet in the amount we expect to pay to satisfy the repurchase obligation for the crude oil inventory then-owned by Citi following the expiration or termination of the Inventory Intermediation Agreement. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement occurs at the end of the reporting period.
Under the Renewables Intermediation Agreement, Hawaii Renewables and Wells Fargo enter into a series of Swap Transactions on a monthly basis and Wells Fargo agrees to prepay a fixed amount to Hawaii Renewables, which is not to exceed $100 million. Hawaii Renewables utilizes the funding received from the Swap Transactions to support our Renewable Fuels Facility’s operations. Hawaii Renewables receives the title to and risk of loss of the renewable feedstocks beginning at the transfer point designated by the sourcing contracts. Hawaii Renewables notifies Wells Fargo of changes in titled inventories and receives swap financing for the renewable feedstock inventory in transit or held in tank storage before consumption at the Renewable Fuels Facility and, following production, for the refined fuels inventory held in tank storage at our facility in Hawaii and agreed upon locations prior to sale. We record the inventory owned by Hawaii Renewables with a corresponding obligation on our balance sheet in the amount we expect to pay to Wells Fargo for the swap settlements, based on the commodity rate changes on the inventory volumes underlying the fixed prepay amount received.
Please read “Note 13—Inventory Financing Agreements” to our consolidated financial statements under Item 8 of this Form 10-K for additional information regarding our Hawaii inventory financing agreement and Renewables Intermediation Agreement.
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
We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted, readily observable quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Please read “Note 17—Fair Value Measurements” to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Business Combinations
We recognize assets acquired and liabilities assumed in business combinations separately from goodwill at their estimated fair values as of the date of acquisition. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspectives of marketplace participants. These valuation methods require management to make estimates and assumptions regarding characteristics of the acquired property and future revenues and expenses. Changes in these estimates and assumptions would result in different amounts allocated to the related assets and liabilities. The measurement period may be up to one year from the acquisition date; we may record adjustments to the preliminary purchase price allocation during this time, concluding at the end of the one year period or final determination of the values of consideration transferred and assets and liabilities assumed, whichever comes first. Subsequent adjustments, if any, are recorded to the consolidated statement of operations. Please read “Note 6—Acquisitions” and “Note 17—Fair Value Measurements” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Impairment of Goodwill and Long-lived Assets
We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. Under the quantitative test, we compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss is recorded. The fair value of a reporting unit is determined using the income approach and the market approach. Under the income approach, we estimate the present value of expected future cash flows using a market participant discount rate. Under the market approach, we estimate fair value using observable multiples for comparable companies within our industry. These valuation methods require us to make significant estimates and assumptions regarding future cash flows, capital projects, commodity prices, long-term growth rates, and discount rates. Please read “Note 11—Goodwill and Intangible Assets” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
We review property, plant, and equipment, operating leases, deferred turnaround costs, and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We use a cash flows model to estimate value because there is usually a lack of quoted market prices available for long-lived assets. Future cash flow estimates used for impairment reviews are based on assessments requiring judgment, including future production volumes, commodity prices, operating costs, margins, discount rates, expected capital expenditures, and other factors based on all available information available as of the date of the review. Impairment is required when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. The fair value of long-lived assets is determined using the income approach. Please read “Note 10—Property, Plant, and Equipment” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Environmental Matters and Asset Retirement Obligations
We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Please read “Note 19—Commitments and Contingencies” to our consolidated financial statements under Item 8 of this Form 10-K for further information about our environmental liabilities and assessments.
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Estimating the cost and timing of future remedial efforts is difficult and related technologies, costs, regulatory and other compliance considerations, timing, discount rates, and other inputs considered in the valuations are subject to change. Please read “Note 2—Summary of Significant Accounting Policies”, “Asset Retirement Obligations,” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and NOL and tax credit carry forwards. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. These liabilities are recorded based on our assessment of existing tax laws and regulations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible and may vary from our estimates for a number of reasons, including different interpretations of tax laws and regulations. New tax laws and regulations, and changes to existing tax laws and regulations, are proposed and promulgated continuously. The implementation of future tax laws and regulatory initiatives, as well as future interpretations on historical tax laws and regulations, could result in increased tax liabilities that cannot be predicted at this time. Please read “Note 2—Summary of Significant Accounting Policies”, “Income Taxes,” to our consolidated financial statements under Item 8 of this Form 10-K for further information.
In the fourth quarter of 2023, we analyzed projections for our future taxable income and the absence of objective negative evidence, such as a cumulative loss in recent years. As a result of this analysis, we determined that we had sufficient positive evidence to release a majority of the valuation allowance against our federal net deferred tax assets and recognized a non-cash deferred tax benefit of $277.7 million for the year ended December 31, 2023. We retained a partial valuation allowance on certain state deferred tax assets primarily as a result of apportionment factors from minimal activity in certain states impacting assessed likelihood of future realizability. We will continue to reassess whether the balance of the valuation allowance is appropriate on a yearly basis and, given the totality of the facts and circumstances, both positive and negative, will adjust the remaining valuation allowance in future periods if the evidence supports doing so.
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flows, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuate with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 188 Mbpd for the full year of 2025, would change annualized Operating income by approximately $67.6 million. This analysis may differ from actual results.
We utilize exchange-traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:
•the price for which we sell our refined products;
•the price we pay for crude oil and other feedstocks;
•our crude oil and refined products inventory; and
•our fuel requirements for our refineries.
Substantially all of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps will expire in March 2027.
Based on our net open futures positions at December 31, 2025, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a $5.9 million change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the year ended December 31, 2025, we consumed approximately 188 Mbpd of crude oil during the refining process across all our refineries. We internally consumed approximately 4% of this throughput in the refining process, which is accounted for as a fuel cost. We have executed option collars to economically hedge our internally consumed fuel cost at all our refineries. Please read “Note 16—Derivatives” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard (“the RFS”). Our RVO is based on a percentage of our Hawaii, Wyoming, Washington, and Montana refineries’ production of on-road transportation fuel. The U.S. Environmental Protection Agency (“EPA”) sets the RVO percentages annually. On June 21, 2023, the EPA finalized the 2023, 2024, and 2025 RVOs. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
On August 22, 2025, the EPA announced decisions on various exemption petitions for the 2016 – 2024 compliance years and granted full and partial relief to certain refineries owned by Par Pacific. As a result of our historical compliance with the RFS program, we received previously retired RINs related to the 2019 through 2023 compliance years from the EPA and relieved a portion of our 2024 RVO, recording a corresponding gain of $199.5 million in Net Income on our consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the year ended December 31, 2025, reflects 100% of the RFS obligation for the period with no assumption of small refinery exemption relief.
Additionally, we are exposed to market risks related to the volatility in the price of compliance credits required to comply with the Washington Climate Commitment Act (“Washington CCA”) and Clean Fuel Standard. To the extent we are unable to reduce the amount of greenhouse gas emissions in the transportation fuels we sell in Washington, we must purchase compliance credits at auction or in the open market. The number of credits required to comply with the Washington CCA and Clean Fuel Standard is based on the amount of greenhouse gas emissions in the transportation fuels we sell in Washington compared to certain regulatory limits. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase credits when we deem the price to be favorable. Some of these contracts may be derivative instruments and recorded at their fair value. Please read “Note 16—Derivatives” to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Rate Risk
As of December 31, 2025, we had $808.6 million of indebtedness that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the Inventory Intermediation Agreement and Renewables Intermediation Agreement for which we pay charges based on the three-month Secured Overnight Financing Rate (“SOFR”). An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $1.8 million and $8.1 million per year, respectively.
We may utilize interest rate swaps to manage our interest rate risk. As of December 31, 2025, we had entered into multiple interest rate collars at a maximum cap of 5.50% and minimum floor of 2.30%, based on the three-month SOFR as of the fixing date. These swaps expires by May 31, 2029. Please read “Note 16—Derivatives” for more information.
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
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on such assessment, the Company's management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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
February 25, 2026

Item  9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.
Section 382 Ownership Limitations
The Company’s certificate of incorporation contains certain restrictions on the transfer and ownership of its common stock that are intended to assist in preserving the Company’s NOL carryforwards and certain other tax attributes under Section 382 of the Code. Subject to limited exceptions, these provisions generally restrict transfers that would result in a person or group becoming a “5% shareholder” (as defined for purposes of Section 382) and require certain shareholders to provide notice to the Company as set forth in the certificate of incorporation.
Item  9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.
On January 15, 2026, we made non-substantive updates to our Code of Business Conduct and Ethics that applies to all employees, executive officers, and directors. The Code of Business Conduct and Ethics is available on our website at https://www.parpacific.com/code-business-conduct-and-ethics. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct and Ethics for directors or executive officers on our website.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

2.13
Equity Contribution Agreement, dated as of July 21, 2025, by and among Hawaii Renewables, LLC, Par Pacific Holdings, Inc. and Alohi Renewable Energy, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 21, 2025.##

3.1	Restated Certificate of Incorporation of the Company dated October 20, 2015. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2015.

3.2	Second Amended and Restated Bylaws of the Company dated October 20, 2015. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 20, 2015.

4.1	Form of the Company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

4.3	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.

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

10.4	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 18, 2018.****

10.5	Amendment to Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on June 23, 2023.****

10.6
Second Amendment to Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 filed on June 4, 2025.****

10.7
Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012.****

10.8	Par Pacific Holdings, Inc. (and subsidiaries) Incentive Compensation Plan.*****

10.9
Employment Offer Letter with William Monteleone dated September 25, 2013. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.10	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan).*****

10.11	Form of Award of Performance Restricted Stock Units. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 29, 2024.****

10.12	Form of Award of Performance Restricted Stock Units.*****

10.13	Form of Award of Restricted Stock Units.*****

10.14	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.

10.15	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan).*****

10.16	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.17	Employment Offer Letter with Richard Creamer dated March 29, 2022. Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022.****

10.18	Employment Offer Letter with Eric Wright dated January 17, 2017. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022.****

10.19	Employment Assignment Letter with Jeffrey R. Hollis dated December 15, 2022. Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 29, 2024.****

10.20	Employment Offer Letter with Shawn Flores dated December 13, 2022. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 27, 2023.****

10.21	Employment Offer Letter with Terrill Pitkin dated October 28, 2014. Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 28, 2025.****

10.22	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.23	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.24
Amendment #1 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 1, 2017. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 29, 2024.****

10.25
Amendment #2 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of May 23, 2022. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 25, 2022.****

10.26
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018.#

10.27
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018.#

10.28
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018.#

10.29
Purchase Agreement and Escrow Instructions, dated as of February 11, 2021, by and among Par Hawaii, LLC, Par Pacific Hawaii Property Company, LLC, MDC Coast HI 1, LLC, and Fidelity National Title Insurance Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021.

10.30
Amended and Restated Master Land and Building Lease Agreement, dated as of March 12, 2021, by and among Par Hawaii, LLC, Par Petroleum, LLC and MDC Coast HI 1, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on Form 8-K filed on May 7, 2021.

10.31
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

10.32
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

10.33
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

10.34
Amendment No. 3 to Term Loan Credit Agreement, dated as of December 17, 2025, by and among Par Pacific Holdings, Inc., Par Petroleum, LLC, Par Petroleum Finance Corp., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2025.

10.35
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

10.36
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

10.37
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

10.38
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

10.39
Inventory Intermediation Agreement dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024.

10.40
Pledge and Security Agreement dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024.

10.41
Letter Agreement dated June 27, 2025 amending the Inventory Intermediation Agreement dated as of May 31, 2024, by and between Par Hawaii Refining, LLC and Citigroup Energy, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025.

10.42
Framework Agreement for Commodity Swap Transactions, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025.

10.43
International Swaps and Derivatives Association Schedule to the 2002 ISDA Master Agreement, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2025.

10.44
Pledge and Security Agreement, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2025.

10.45
Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement, dated as of October 2, 2025, by and between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2025.

10.46
Amended and Restated Pledge and Security Agreement, dated as of December 16, 2025, between Hawaii Renewables, LLC and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2025.

10.47
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

19.1	Par Pacific Holdings, Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2025.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.***

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
For the Years Ended December 31, 2025, 2024, and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Par Pacific Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stakeholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Summary of Significant Accounting Policies – Management Projections Used in Goodwill – Refer to Notes 2 and 11 to the financial statements

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

•We evaluated the impact of changes in Management’s Projections from the projection date to December 31, 2025.

/s/ Deloitte & Touche LLP
Houston, Texas
February 25, 2026

We have served as the Company’s auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$164,113	$191,921
Restricted cash	351	346
Total cash, cash equivalents, and restricted cash	164,464	192,267
Trade accounts receivable, net of allowances of $0.4 million and $0.4 million at December 31, 2025 and December 31, 2024, respectively	312,672	398,131
Inventories	1,228,787	1,089,318
Prepaid and other current assets	70,168	92,527
Total current assets	1,776,091	1,772,243
Property, plant, and equipment
Property, plant, and equipment	1,863,105	1,730,966
Less accumulated depreciation and amortization	(665,154)	(574,657)
Property, plant, and equipment, net	1,197,951	1,156,309
Long-term assets
Operating lease right-of-use (“ROU”) assets	391,395	428,120
Refining and logistics equity investments	98,654	86,311
Investment in Laramie Energy, LLC	35,806	12,498
Intangible assets, net	9,484	9,520
Goodwill	127,276	129,275
Other long-term assets	197,032	235,095
Total assets	$3,833,689	$3,829,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,930	$4,885
Obligations under inventory financing agreements	161,492	194,198
Accounts payable	341,555	436,795
Accrued taxes	31,565	36,027
Operating lease liabilities	99,558	80,174
Other accrued liabilities	467,036	344,188
Total current liabilities	1,106,136	1,096,267
Long-term liabilities
Long-term debt, net of current maturities	797,940	1,108,082
Finance lease liabilities	12,002	11,690
Operating lease liabilities	312,450	362,092
Other liabilities	52,645	59,938
Total liabilities	2,281,173	2,638,069
Commitments and Contingencies (Note 19)
Noncontrolling interest	40,976	—
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024, 49,685,138 shares and 55,265,421 shares issued at December 31, 2025 and December 31, 2024, respectively	497	552
Additional paid-in capital	957,941	884,548
Accumulated earnings	541,376	295,846
Accumulated other comprehensive income	11,726	10,356
Total stockholders’ equity	1,511,540	1,191,302
Total liabilities, noncontrolling interest, and stockholders’ equity	$3,833,689	$3,829,371

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$7,464,650	$7,974,457	$8,231,955

Operating expenses
Cost of revenues (excluding depreciation)	6,109,822	7,101,148	6,838,109
Operating expense (excluding depreciation)	587,665	584,282	485,587
Depreciation and amortization	144,325	131,590	119,830
General and administrative expense (excluding depreciation)	98,450	108,844	91,447
Equity earnings from refining and logistics investments	(26,278)	(11,905)	(11,844)
Acquisition and integration costs	4,335	100	17,482
Par West redevelopment and other costs	14,793	12,548	11,397
Other operating loss (gain), net	(7,220)	222	(59)
Total operating expenses	6,925,892	7,926,829	7,551,949
Operating income	538,758	47,628	680,006

Other income (expense)
Interest expense and financing costs, net	(82,383)	(82,793)	(72,450)
Debt extinguishment and commitment costs	(1,147)	(1,688)	(19,182)
Other expense, net	(665)	(1,869)	(53)
Equity earnings (losses) from Laramie Energy, LLC	23,308	(296)	24,985
Total other expense, net	(60,887)	(86,646)	(66,700)

Income (loss) before income taxes	477,871	(39,018)	613,306
Income tax benefit (expense)	(110,783)	5,696	115,336
Net income (loss)	367,088	(33,322)	728,642
Less:
Net loss attributable to noncontrolling interest	(2,303)	—	—
Net income (loss) attributable to Par Pacific stockholders	$369,391	$(33,322)	$728,642

Income (loss) attributable to Par Pacific stockholders per share
Basic	$7.28	$(0.59)	$12.14
Diluted	$7.16	$(0.59)	$11.94
Weighted-average number of shares outstanding
Basic	50,743	56,775	60,035
Diluted	51,591	56,775	61,014

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$367,088	$(33,322)	$728,642
Other comprehensive income:
Other post-retirement benefits income, net of tax	1,370	2,182	45
Total other comprehensive income, net of tax	1,370	2,182	45
Comprehensive income (loss)	368,458	(31,140)	728,687
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2,303)	—	—
Comprehensive income (loss) attributable to Par Pacific stockholders	$370,761	$(31,140)	$728,687
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$367,088	$(33,322)	$728,642
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	144,325	131,590	119,830
Debt extinguishment and commitment costs	1,145	1,688	19,182
Non-cash interest expense	6,871	5,741	4,645
Non-cash lower of cost and net realizable value adjustment	568	2,288	—
Deferred taxes	100,421	(2,559)	(126,267)
Other operating loss (gain), net	(7,220)	222	(59)
Stock-based compensation	16,599	25,704	11,633
Unrealized (gain) loss on derivative contracts	(26,308)	42,484	(49,689)
Equity (earnings) losses from Laramie Energy, LLC	(23,308)	296	(24,985)
Equity earnings from refining and logistics investments	(26,278)	(11,905)	(11,844)
Dividends received from refining and logistics investments	13,935	13,080	4,328
Net changes in operating assets and liabilities:
Trade accounts receivable	84,674	(26,036)	(112,421)
Prepaid and other assets	37,842	55,930	(82,027)
Inventories	(144,104)	62,853	180,235
Deferred turnaround expenditures	(101,242)	(73,453)	(5,851)
Obligations under inventory financing agreements	(59,901)	(53,498)	(91,624)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	60,230	(57,327)	15,428
Net cash provided by operating activities	445,337	83,776	579,156
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(595,420)
Capital expenditures	(148,873)	(135,540)	(82,277)
Proceeds from sale of assets and other	6,089	61	1,322
Return of capital from Laramie Energy, LLC	—	1,485	10,706
Return of capital from refining and logistics investments	—	—	6,630
Net cash used in investing activities	(142,784)	(133,994)	(659,039)
Cash flows from financing activities:
Proceeds from borrowings	6,020,810	4,518,219	1,462,850
Repayments of borrowings	(6,353,285)	(4,061,619)	(1,317,709)
Net borrowings (repayments) of deferred payment arrangements and receivable advances	—	(165,459)	(95,985)
Payment of deferred loan costs	(2,256)	(9,634)	(14,371)
Purchase of common stock for retirement	(124,845)	(141,974)	(67,821)
Exercise of stock options	613	1,514	17,129
Issuance of subsidiary units	100,000	—	—
Proceeds from inventory financing agreements	55,398	203,074	—
Repayments of inventory financing agreements	(28,204)	(382,143)	(112,594)
Payments for debt extinguishment and commitment costs and termination of inventory financing agreements	(943)	(1,247)	(8,742)
Other financing activities, net	2,356	2,308	1,646
Net cash used in financing activities	(330,356)	(36,961)	(135,597)
Net decrease in cash, cash equivalents, and restricted cash	(27,803)	(87,179)	(215,480)
Cash, cash equivalents, and restricted cash at beginning of period	192,267	279,446	494,926
Cash, cash equivalents, and restricted cash at end of period	$164,464	$192,267	$279,446
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(80,471)	$(67,828)	$(77,417)
Taxes	4,490	(12,029)	(6,099)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Non-cash investing and financing activities:
Accrued capital expenditures	$27,731	$33,314	$13,241
ROU assets obtained in exchange for new finance lease liabilities	2,942	2,319	7,896
ROU assets obtained in exchange for new operating lease liabilities	57,352	166,028	72,219
ROU assets terminated in exchange for release from operating lease liabilities	1,318	41	1,439
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional	Accumulated	Other		Non-
	Common Stock		Paid-In	Earnings	Comprehensive	Total	controlling
	Shares	Amount	Capital	(Deficit)	Income	Equity	Interest
Balance, January 1, 2023	60,471	$604	$836,491	$(200,687)	$8,129	$644,537	$—
Issuance of common stock for employee stock purchase plan	61	—	1,937	—	—	1,937	—
Stock-based compensation	464	6	11,336	—	—	11,342	—
Purchase of common stock for retirement	(1,946)	(19)	(6,090)	(62,099)	—	(68,208)	—
Exercise of stock options	706	6	17,123	—	—	17,129	—
Other comprehensive income	—	—	—	—	45	45	—
Net income	—	—	—	728,642	—	728,642	—
Balance, December 31, 2023	59,756	597	860,797	465,856	8,174	1,335,424	—
Issuance of common stock for employee stock purchase plan	136	—	2,715	—	—	2,715	—
Stock-based compensation	391	4	25,293	—	—	25,297	—
Purchase of common stock for retirement	(5,118)	(49)	(5,771)	(136,688)	—	(142,508)	—
Exercise of stock options	100	—	1,514	—	—	1,514	—
Other comprehensive income	—	—	—	—	2,182	2,182	—
Net loss	—	—	—	(33,322)	—	(33,322)	—
Balance, December 31, 2024	55,265	552	884,548	295,846	10,356	1,191,302	—
Issuance of subsidiary units	—	—	56,721	—	—	56,721	43,279
Issuance of common stock for employee stock purchase plan	93	—	2,772	—	—	2,772	—
Stock-based compensation	803	9	16,174	—	—	16,183	—
Purchase of common stock for retirement	(6,575)	(64)	(2,887)	(123,861)	—	(126,812)	—
Exercise of stock options	99	—	613	—	—	613	—
Other comprehensive income	—	—	—	—	1,370	1,370	—
Net income	—	—	—	369,391	—	369,391	(2,303)
Balance, December 31, 2025	49,685	$497	$957,941	$541,376	$11,726	$1,511,540	$40,976
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

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
As of December 31, 2025, we owned a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. As of December 31, 2025, through the Billings Acquisition (as defined in “Note 6—Acquisitions”), we own a 65% and a 40% equity investment in Yellowstone Energy Limited Partnership, (“YELP”) and Yellowstone Pipeline Company (“YPLC”), respectively. As of December 31, 2025, we also held a 63.5% ownership interest in Hawaii Renewables, LLC (“Hawaii Renewables”).
Our Corporate and Other reportable segment primarily includes general and administrative costs.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements are presented in our reporting currency, the U.S. dollar, and include the accounts of Par Pacific Holdings, Inc., its wholly-owned subsidiaries, and its majority-owned subsidiaries in which we hold a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of refined products. Credit limits and/or prepayment requirements are set based on such factors as the customer’s financial results, credit rating, payment history, and industry and are reviewed annually for customers with material credit limits. Credit allowances are reviewed at least quarterly based on changes in the customer’s creditworthiness due to economic conditions, liquidity, and business strategy as publicly reported and through discussions between the customer and the Company. We establish provisions for losses on trade receivables based on the estimated credit loss we expect to incur over the life of the receivable. We did not have a material change in our allowances on trade receivables during the years ended December 31, 2025, 2024, or 2023.
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
Crude oil held in storage tanks at the Hawaii refinery and certain crude oil in transit to be consumed by our Hawaii refinery are financed by Citigroup Energy Inc. (“Citi”) under the Inventory Intermediation Agreement (as defined in “Note 13—Inventory Financing Agreements”). The crude oil remains in the legal title of Citi and is stored in our storage tanks governed by a storage facilities agreement. Legal title to the crude oil passes to us at the tank outlet. Citi takes legal title of crude oil in transit at the specified purchase location with the third party supplier. We purchase the crude oil shipment from Citi at the SPM delivery point and we sell an equal quantity and quality of crude oil to Citi at the crude intake point. Legal title to crude oil in transit passes to us at the SPM delivery point for the upstream leg, and legal title passes to Citi at the crude intake point for the downstream leg. We record the inventory owned by Citi on our behalf as inventory with a corresponding obligation on our balance sheet in the amount we expect to pay to satisfy the repurchase obligation for the crude oil inventory then-owned by Citi following the expiration or termination of the Inventory Intermediation Agreement. Please read “Note 13—Inventory Financing Agreements” for further information.
Under the Renewables Intermediation Agreement (as defined in “Note 13—Inventory Financing Agreements”), Hawaii Renewables and Wells Fargo Bank, N.A. (“Wells Fargo”) enter into a series of prepaid commodity swap transactions from time to time with respect to soybean oil and crude oil (“Swap Transactions”). These swaps are settled on a monthly basis and a new series of swaps are entered into monthly. Hawaii Renewables utilizes the funding received from the Swap Transactions to increase its liquidity for operations. Hawaii Renewables receives the title to and risk of loss of the renewable feedstocks beginning at the transfer point designated by the sourcing contracts. Hawaii Renewables notifies Wells Fargo of changes in titled inventories and receives swap financing for the renewable feedstock inventory in transit or held in tank storage before consumption at the Renewable Fuels Facility and, following production, for the refined fuels inventory held in tank storage at our facility in Hawaii and agreed upon locations prior to sale. We record the renewable feedstocks and refined renewable fuels inventories owned by Hawaii Renewables with a corresponding obligation on our balance sheet in the amount we expect to pay to Wells Fargo for the swap settlements, based on the commodity rate changes on the inventory volumes underlying the fixed prepay amount received. Additionally, payments to Hawaii Renewables’ suppliers can be financed by the Renewables LC Facility (as defined in “Note 15—Debt”). Please read “Note 13—Inventory Financing Agreements” and “Note 15—Debt” for further information.
We were a party to a supply and offtake agreement with J. Aron & Company LLC (“J. Aron”) to support our Hawaii refining operations (the “Supply and Offtake Agreement"). All of the crude oil utilized at the Hawaii refinery was financed by J. Aron under the Supply and Offtake Agreement as described in “Note 13—Inventory Financing Agreements”. The crude oil remained in the legal title of J. Aron and was stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passed to us at the tank outlet. After processing, J. Aron held title to the refined products stored in our storage tanks until they were sold to our retail locations or to third parties. Additionally, certain of the crude oil utilized at the Hawaii refinery was also financed by the LC Facility (as defined in “Note 13—Inventory Financing Agreements”). On May 31, 2024, our Supply and Offtake Agreement with J. Aron expired, we early terminated our LC Facility, and we entered into an Inventory Intermediation Agreement with Citi. We also financed certain inventories at our other refineries through our ABL Credit Facility (as defined in “Note 15—Debt”). Please read “Note 13—Inventory Financing Agreements” and “Note 15—Debt” for further information.
We were a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in “Note 13—Inventory Financing Agreements”. Under this arrangement, U.S. Oil & Refining Co., a wholly owned subsidiary, and certain affiliated entities (collectively, “U.S. Oil”)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
purchased crude oil supplied from third-party suppliers and MLC provided credit support for certain crude oil purchases. MLC’s credit support consisted of either providing a payment guaranty, causing the issuance of a letter of credit from a third-party issuing bank, or purchasing crude oil directly from third parties on our behalf. U.S. Oil held title to all crude oil and refined products inventories at all times and pledged such inventories, together with all receivables arising from the sales of these inventories, exclusively to MLC. On October 4, 2023, we terminated the Washington Refinery Intermediation Agreement; please read “Note 13—Inventory Financing Agreements” for further information.
We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.
Environmental Credits and Obligations
Inventories also include environmental credit assets that we have blended, purchased, or internally generated as part of our refining process. Our environmental credit assets, which include Renewable Identification Numbers (“RINs”), Washington Climate Commitment Act (“Washington CCA”) Credits, Washington LCFS credits, sulfur credits, and benzene credits, are purchased through the open market, State of Washington auctions, or obtained by purchasing biofuels. When these biofuels are blended into our refined fuels, these credits, along with credits internally generated and purchased credits, are presented as Inventories on our consolidated balance sheets and stated at the lower of cost and NRV as of the end of the reporting period.
Our environmental credit obligations, including our renewable volume obligation (“RVO”), Washington CCA obligation, sulfur obligation, and benzene obligation, to comply with the U.S. Environmental Protection Agency (“EPA”) and the State of Washington’s regulations (as discussed in “Note 19—Commitments and Contingencies”) are presented in Other accrued liabilities on our consolidated balance sheets and were historically measured at fair value as of the end of the reporting period. Credits held in Inventories are retired against environmental credit obligations in the period in which they are remitted to the relevant authority.
During the quarter ended December 31, 2023, we had a change in estimate in our valuation of our gross environmental credit obligations due to the settlement of all outstanding prior period environmental credit obligations (obligations associated with pre-2023 activities) and our prospective plan to use substantially all our environmental credit assets to settle future environmental credit obligations. Beginning in the fourth quarter of 2023, the portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased environmental credit assets is recorded at the carrying value of such environmental credit assets. The remainder of the estimated gross environmental credit obligation is recorded at the market price of environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period. Under the previous valuation technique, our liability would have been $295.9 million as of December 31, 2023, and Net income would have been lower by $9.0 million for the year ended December 31, 2023. Please read “Note 17—Fair Value Measurements” for further information. The net cost of environmental credits is recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.
On August 22, 2025, the EPA announced decisions on various exemption petitions for the 2016 – 2024 compliance years and granted full and partial relief to certain refineries owned by Par Pacific. As a result of our historical compliance with the Renewable Fuel Standard (the “RFS”) program, we received previously retired RINs related to the 2019 through 2023 compliance years from the EPA and relieved a portion of our 2024 RVO, recording a corresponding gain of $199.5 million in Net Income on our consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the year ended December 31, 2025, reflects 100% of the RFS obligation for the period with no assumption of small refinery exemption (“SRE”) relief.
Equity Method Investments
Investment in Laramie Energy, LLC
Effective February 21, 2023, we account for our Investment in Laramie Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of the net income (loss) of this entity is included in Equity earnings (losses) from Laramie Energy, LLC in our consolidated statements of operations. Prior to February 21, 2023, we did not apply the equity method of accounting for our investment in Laramie Energy because the book value of such investment had been reduced to zero. The investment is reviewed for impairment when events or changes in circumstances indicate that there may have been an other-than-temporary decline in the value of the investment. Please read “Note 4—Investment in Laramie Energy” for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Refining and Logistics Investments
We account for our investments in YPLC and YELP using the equity method as we have the ability to exert significant influence over, but do not control, their operating and financial policies. Our proportionate share of YELP’s and YELP’s net income and the depreciation of our basis differences are included in Equity earnings from refining and logistics investments on our consolidated statements of operations due to the significance of YELP’s cogeneration facilities to our Montana operations and reported as part of our refining segment. In addition, our proportionate share of YELP’s net income (loss) is recorded on a one-month lag. Our proportionate share of YPLC’s net income and the accretion of our basis difference are included in Equity earnings from refining and logistics investments on our consolidated statements of operations due to the significance of YPLC’s distribution services to our Montana operations and reported as part of our logistics segment. Please read “Note 24—Segment Information” for further information on our reporting segments.
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

Assets	Lives in Years
Refining	2 to 47
Logistics	3 to 30
Retail	3 to 40
Corporate	5 to 15
Software	3 to 5
From time to time, we enter into lease arrangements where we are the lessor in order to utilize a portion of our fixed assets not currently used in our primary operations. All of these lessor leases are classified as operating leases, whereby we do not derecognize the underlying asset, and the income from our customers is recognized as revenue on a straight-line basis over the lease term. Please read “Note 18—Leases” for further disclosures and information on leases.
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
Lease Liabilities and Right-of-Use Assets
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and ROU assets are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, the lease liability associated with leases calculated through the use of implicit rates is not significant. Certain leases include provisions for variable payments based upon percentage of sales and/or other operating metrics; escalation provisions to adjust rental payments to reflect changes in price indices and fair market rents; and provisions for the renewal, termination, and/or purchase of the leased asset. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for finance leases is recognized as amortization expense on a straight-line basis and interest expense on an effective rate basis over the lease term. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and nonlease components of a contract. Leases with an initial

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
term of 12 months or less are not recorded on the balance sheet. Finance lease ROU assets are presented within Property, plant, and equipment and operating lease ROU assets within Operating lease right-of-use assets on our consolidated balance sheets. Please read “Note 18—Leases” for further disclosures and information on leases.
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
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to seven years). During 2025, 2024, and 2023, we recognized deferred turnaround costs of approximately $101.2 million, $73.5 million and $5.9 million, respectively. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
Our intangible assets include relationships with customers, trade names, trademarks, and technology licenses. These intangible assets are amortized over their estimated useful lives on a straight-line basis. We evaluate the carrying value of our intangible assets when impairment indicators are present. When we believe impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of the intangible assets are prepared. If the projections indicate that their carrying values are not recoverable, we reduce the carrying values to their estimated fair values.
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
For the Years Ended December 31, 2025, 2024, and 2023
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
In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control, or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. As of December 31, 2025, our embedded derivatives include our obligations to repurchase crude oil from Citi at the termination of the Inventory Intermediation Agreement and our unrealized obligations under the Renewables Intermediation Agreement. As of December 31, 2024, our embedded derivative includes our obligations to repurchase crude oil from Citi at the termination of the Inventory Intermediation Agreement. Prior to the termination of the Supply and Offtake Agreement on May 31, 2024, we also had embedded derivatives for our obligations to repurchase crude oil and refined products from J. Aron. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
Please read “Note 16—Derivatives” and “Note 17—Fair Value Measurements” for information regarding our derivatives and other financial instruments.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded. We do not have any unrecognized tax benefits as of December 31, 2025.
As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2022, 2023, and 2024. However, since we have NOL carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a NOL deduction is claimed, the IRS may examine the year in which the NOL was generated and adjust it accordingly for purposes of assessing additional tax in the year the NOL deduction was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Voting Interest Entities
Voting interest entities (“VOE”) provide equity investors voting rights which enable them to make significant decisions about an entity’s operations. Under the VOE model, equity investors which hold the controlling financial interest in an entity should consolidate the entity. We consolidate our majority-owned subsidiaries in which we hold a controlling financial interest, which is generally determined by ownership of a majority voting interest by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity or where we exercise control through contractual rights.
Noncontrolling Interests
We present ownership interests of consolidated subsidiaries that are held by parties other than the Company separately on our consolidated balance sheets in mezzanine equity. We present the amount of net income attributable to the Company’s stockholders separate from that of the noncontrolling interest on the face of the consolidated statements of operations and our consolidated statement of changes in stockholders’ equity. Please read “Note 20—Stockholders’ Equity” for further information.
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
For the Years Ended December 31, 2025, 2024, and 2023
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$25,910	$26,904	$24,980
Operating expense	75,347	77,296	66,886
General and administrative expense	3,022	2,325	2,142
Segment Information
The accounting policies of individual segments are the same as those described here in “Note 2—Summary of Significant Accounting Policies” except that non-operating expenses and income are recorded and evaluated on a consolidated basis. Operating expense includes certain shared costs such as finance, accounting, tax, human resources, information technology, and legal costs that are not directly attributable to specific operating segments. These expenses are allocated based on various criteria, generally reflecting the time and resources provided to each segment. The Chief Executive Officer, the chief operating decision maker (“CODM”), primarily evaluates segment performance based on segment-level Adjusted Gross Margin and Adjusted EBITDA. We have provided additional disclosure on Cost of revenues disaggregated by significant category by segment, consistent with the disclosure requirements outlined in Accounting Standards Update (“ASU”) 2023-07.
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
The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy levels as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied these valuation techniques for the periods presented. The fair value of the derivatives related to the Citi repurchase obligation, Wells Fargo terminal obligation, and the J. Aron repurchase obligation, the latter of which was terminated on May 31, 2024, are and were measured, respectively, using estimates of the prices and differentials assuming settlement at the end of the reporting period.
Income (Loss) Attributable to Par Pacific Stockholders Per Share
Basic income (loss) attributable to Par Pacific stockholders per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding. Basic and diluted EPS attributable to Par Pacific Stockholders are computed taking into account the effect of participating securities. Participating securities include restricted stock that has been issued but has not yet vested. Please read “Note 22—Income (Loss) Per Share” for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Foreign Currency Transactions
We may, on occasion, enter into transactions denominated in currencies other than the U.S. dollar, which is our functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in Other expense, net, in the accompanying consolidated statement of operations in the period in which the currency exchange rates change. For the years ended December 31, 2025, 2024, and 2023, gains and losses resulting from changes in currency translations were immaterial.
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
On September 18, 2025, the FASB Issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU requires companies to disclose all software costs capitalized under ASC 350-40 in accordance with property, plant and equipment disclosure requirements under ASC 360-10, The amendments in this ASU are effective for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on filings subsequent to the effective date.
Accounting Principles Adopted
On December 31, 2025, we adopted No. ASU 2023-09, Improvements to Income Tax Disclosure (Topic 740). This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. Please read “Note 23—Income Taxes” for further information on the additional disclosures.
On December 31, 2024, we adopted ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Please read “Note 24—Segment Information” for further information on the additional disclosures.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
On June 1, 2023, we completed the Billings Acquisition (as defined in “Note 6—Acquisitions”) and acquired a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid.
The change in our equity investment in YELP is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$57,167	$59,824
Equity earnings from YELP	18,941	5,055
Depreciation of basis difference	(1,393)	(1,392)
Dividends received	(4,975)	(6,320)
Ending balance	$69,740	$57,167
Yellowstone Pipeline Company

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
On June 1, 2023, we completed the Billings Acquisition (as defined in “Note 6—Acquisitions”) and acquired a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest (“PNW”).
The change in our equity investment in YPLC is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$29,144	$27,662
Equity earnings from YPLC	8,578	8,090
Accretion of basis difference	152	152
Dividends received	(8,960)	(6,760)
Ending balance	$28,914	$29,144
Note 4—Investment in Laramie Energy
As of December 31, 2025, we owned a 46% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $35.8 million and $12.5 million as of December 31, 2025, and December 31, 2024, respectively.
On February 21, 2023, Laramie Energy entered into a term loan agreement which provides a $205 million first lien term loan facility with $160.0 million funded at closing and an optional $45 million delayed draw commitment, subject to certain terms and conditions. Laramie Energy used the proceeds from the term loan to repay the then-outstanding balance of $76.3 million on its existing term loan, including accrued interest and prepayment penalties, and fully redeem preferred equity of $73.5 million. After deducting transaction costs, net proceeds were $4.8 million. The delayed draw commitment expired in August 2024. Under the terms of the new term loan, Laramie is permitted to make future cash distributions to its owners, including us, subject to certain restrictions. Laramie Energy’s term loan matures on February 21, 2027. As of December 31, 2025 and 2024, the term loan had an outstanding balance of $160.0 million.
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
Effective February 21, 2023, and concurrent with Laramie’s entry into the new term loan agreement noted above, we resumed the application of equity method accounting with respect to our investment in Laramie Energy. At December 31, 2025, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $58.2 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$12,498	$14,279
Equity earnings (losses) from Laramie Energy	16,852	(6,753)
Accretion of basis difference	6,456	6,457
Distribution received	—	(1,485)
Ending balance	$35,806	$12,498
Note 5—Joint Venture

Renewable Fuels Facility Joint Venture

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
On July 21, 2025, we and Hawaii Renewables, a majority-owned subsidiary of the Company, entered into a definitive Equity Contribution Agreement (the “Equity Contribution Agreement”) with Alohi Renewable Energy LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, to establish Hawaii Renewables as a joint venture. The joint venture was formed for the development, construction, ownership, and operation of the new renewables fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”).
On October 21, 2025, we completed the transaction to form the Hawaii Renewables joint venture. Following the closing of the transaction we held a 63.5% ownership interest in Hawaii Renewables and Alohi held the remaining 36.5% ownership interest. We will operate and manage the day to day operations at the Renewable Fuels Facility on behalf of Hawaii Renewables and provide certain services, such as construction management services, operating and corporate services, and terminalling services, to Hawaii Renewables. In addition, at the closing of the transaction, we contributed certain assets and working capital to Hawaii Renewables with a carrying value of $88.5 million and Alohi contributed $100.0 million in cash in exchange for a minority interest. The net assets we contributed were not remeasured at fair value, and no goodwill was recognized, as we controlled Hawaii Renewables both before and after the transaction with Alohi. In connection with the transaction, Hawaii Renewables distributed $83.0 million to Par and approximately $17.0 million of Alohi’s contribution was retained by Hawaii Renewables to fund remaining construction and initial working capital. The Renewable Fuels Facility is expected to commence operations in the first half of 2026.
We account for Hawaii Renewables under the VOE model and consolidate its financial results. The economic interest held by Alohi is recorded as a noncontrolling interest on our consolidated balance sheets. Our proportionate share of Hawaii Renewables’ net income or loss is reflected in our refining segment on our consolidated statements of operations. Please read “Note 24—Segment Information” for further information on our reporting segments.
Noncontrolling Interest
On July 21, 2025, we and Hawaii Renewables, a majority-owned subsidiary of the Company, entered into the Equity Contribution Agreement with Alohi to establish Hawaii Renewables as a joint venture. On October 21, 2025, we completed the transaction to form the Hawaii Renewables joint venture.
At the closing of the transaction, Alohi contributed $100.0 million in cash in exchange for newly issued units, resulting in Alohi holding a 36.5% ownership interest, or a noncontrolling interest (“NCI”). Under the Equity Contribution Agreement, Alohi:
(a) holds the right, in its sole discretion and without contingency, to exercise a put option requiring that we purchase     all of the units held by Alohi for an aggregate purchase price of one dollar,
(b) is afforded a put right in certain instances of gross negligence, willful misconduct, or fraud that result in the breach of material agreements as outlined in the Equity Contribution Agreement and would require us to purchase all units held by Alohi at a per unit purchase price equal to the termination put price on the date the right is exercised, and
(c) is afforded exit rights in cases of the renewable fuels manufacturing facility not achieving commercial readiness within the contractually-set period, force majeure, and certain other material events, which are contingent in nature.
Due to the nature of the features described above, we determined the NCI is redeemable and we have presented the noncontrolling interest as mezzanine equity on our consolidated balance sheets and our consolidated statement of changes in stockholders’ equity. We record the redeemable NCI at no less than the greater of the carrying amount or the contractual redemption value at each reporting date. No accretion was recorded for the period ended December 31, 2025. We do not consider any of the put or exit rights described above to be probable as of December 31, 2025, as Alohi has not exercised or indicated its intent to exercise its put option and none of the contingent events have occurred. The redemption rights were issued concurrently with the Alohi’s ownership interest and cannot be legally separated or transferred independently and require surrender of all the units upon exercise.
Note 6—Acquisitions
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
For the Years Ended December 31, 2025, 2024, and 2023
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
On June 1, 2023, we completed the Billings Acquisition for a total purchase price of approximately $625.4 million, including acquired working capital, consisting of a cash deposit of $30.0 million paid on October 20, 2022 upon execution of the Purchase Agreement and $595.4 million paid at closing on June 1, 2023. The Company funded the Billings Acquisition with cash on hand and borrowings from the ABL Credit Facility (as defined in “Note 15—Debt”).
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
As of March 31, 2024, we finalized the Billings Acquisition purchase price allocation. We incurred $10.4 million of acquisition costs related to the Billings Acquisition for the year ended December 31, 2023. These costs are included in Acquisition and integration costs on our consolidated statements of operations.
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

Year Ended December 31,
2023
Revenues	$9,172,821
Net income	847,740
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
For the Years Ended December 31, 2025, 2024, and 2023
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
Note 7—Revenue Recognition
As of December 31, 2025 and 2024, receivables from contracts with customers were $265.0 million and $312.7 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $6.7 million and $16.2 million as of December 31, 2025, and 2024, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Year Ended December 31, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$2,587,011	$—	$418,492
Distillates (1)	2,936,142	—	50,004
Other refined products (2)	1,494,935	—	—
Merchandise	—	—	104,748
Transportation and terminalling services	—	298,442	—
Other revenue	188,057	—	3,485
Total segment revenues (3)	$7,206,145	$298,442	$576,729

Year Ended December 31, 2024	Refining	Logistics	Retail
Product or service:
Gasoline	$2,744,498	$—	$426,061
Distillates (1)	3,214,809	—	48,269
Other refined products (2)	1,550,466	—	—
Merchandise	—	—	106,939
Transportation and terminalling services	—	299,532	—
Other revenue	224,093	—	3,491
Total segment revenues (3)	$7,733,866	$299,532	$584,760

Year Ended December 31, 2023	Refining	Logistics	Retail
Product or service:
Gasoline	$2,689,350	$—	$438,058
Distillates (1)	3,412,819	—	49,651
Other refined products (2)	1,718,961	—	—
Merchandise	—	—	101,529
Transportation and terminalling services	—	260,779	—
Other revenue	148,350	—	3,242
Total segment revenues (3)	$7,969,480	$260,779	$592,480
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, gas oil, and asphalt.
(3)Refer to “Note 24—Segment Information” for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Note 8—Inventories
Inventories at December 31, 2025 and 2024, consisted of the following (in thousands):

	Titled Inventory	Inventory Financing Agreements (1)	Total
December 31, 2025
Crude oil and feedstocks	$144,363	$125,077	$269,440
Refined products and blendstock	413,066	—	413,066
Warehouse stock and other (2)	546,281	—	546,281
Total	$1,103,710	$125,077	$1,228,787
December 31, 2024
Crude oil and feedstocks	$124,910	$178,070	$302,980
Refined products and blendstock	504,456	—	504,456
Warehouse stock and other (2)	281,882	—	281,882
Total	$911,248	$178,070	$1,089,318
_________________________________________________________
(1)Please read “Note 13—Inventory Financing Agreements” for further information.
(2)Includes $450.7 million and $195.0 million of RINs and environmental credits, reported at the lower of cost or NRV, as of December 31, 2025 and 2024, respectively. Our renewable volume obligation and other gross environmental credit obligations of $380.4 million and $232.0 million, are included in Other accrued liabilities on our consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Inventories valued on the LIFO method were approximately 28% and 22% of total inventories at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was $2.1 million and $2.3 million reserved for the lower of cost or net realizable value of inventory, respectively. As of December 31, 2025 and 2024, the current replacement cost exceeded the LIFO inventory carrying value by approximately $9.1 million and $31.9 million, respectively.
Note 9—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Collateral posted with broker for derivative instruments (1)	$7,016	$38,618
Prepaid insurance	18,999	19,718
Deferred financing costs	1,568	—
Derivative assets	32,211	12,855
Other	10,374	21,336
Total	$70,168	$92,527
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read “Note 16—Derivatives” for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Note 10—Property, Plant, and Equipment
Major classes of property, plant, and equipment, including assets acquired under finance leases, consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$197,168	$194,623
Buildings and equipment (1)	1,640,921	1,511,807
Other (1)	25,016	24,536
Total property, plant, and equipment	1,863,105	1,730,966
Less accumulated depreciation and amortization	(665,154)	(574,657)
Property, plant, and equipment, net	$1,197,951	$1,156,309
______________________________________________________
(1)Please read “Note 18—Leases” for further disclosures and information on finance leases.
Depreciation and finance lease amortization expense was approximately $104.3 million, $106.5 million, and $94.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 11—Goodwill and Intangible Assets
During the years ended December 31, 2025, 2024, and 2023, the change in the net carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2023	$129,325
Acquisition	—
Divestitures	(50)
Balance at December 31, 2023	129,275
Acquisition	—
Divestitures	—
Balance at December 31, 2024	129,275
Acquisition	—
Divestitures (1)	(1,999)
Balance at December 31, 2025	$127,276
________________________________________________________
(1) In December 2025, we disposed of four retail stores in the Pacific Northwest and recognized charges for the goodwill associated with these assets.
The gross carrying value of goodwill was $205.0 million as of December 31, 2024 and 2025. We had cumulative charges related to divestitures of approximately $75.7 million, $75.7 million, and $77.7 million as of December 31, 2023, 2024, and 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
    Intangible assets consisted of the following (in thousands):

	December 31,
	2025	2024
Intangible assets:
Trade names and trademarks	$6,267	$6,267
Customer relationships	32,064	32,064
Technology licenses	953	—
Other	261	261
Total intangible assets	39,545	38,592
Accumulated amortization:
Trade name and trademarks	(5,643)	(5,556)
Customer relationships	(24,408)	(23,516)
Technology licenses	(10)	—
Other	—	—
Total accumulated amortization	(30,061)	(29,072)
Net:
Trade name and trademarks	624	711
Customer relationships	7,656	8,548
Technology licenses	943	—
Other	261	261
Total intangible assets, net	$9,484	$9,520
Amortization expense was approximately $1.0 million, $1.4 million and $2.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Our intangible assets related to customer relationships, trade names, and technology licenses have an average useful life of 19.8 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2026	$1,027
2027	1,027
2028	1,027
2029	1,027
2030	1,027
Thereafter	4,088
Total	$9,223
Note 12—Asset Retirement Obligations
Our asset retirement obligations (“AROs”) are primarily related to the removal of underground storage tanks and the removal of brand signage at owned and leased retail sites which are legally required, whether by government action or contractual arrangement. The table below summarizes the changes in our recorded AROs (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$17,709	$16,340	$15,375
Accretion expense	1,224	1,369	965
Revision in estimate	437	—	—
Ending balance	$19,370	$17,709	$16,340

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Note 13—Inventory Financing Agreements
Inventory Intermediation Agreement
On May 31, 2024, Par Hawaii Refining, LLC (“PHR”), our wholly owned subsidiary, entered into an inventory intermediation agreement with Citi (the “Inventory Intermediation Agreement”) to support our Hawaii refining operations. Pursuant to the Inventory Intermediation Agreement, Citi will finance and hold title to crude oil in storage tanks and certain crude oil in transit to be consumed by PHR’s refinery located in Kapolei, Hawaii (the “Hawaii Refinery”). In connection with the Inventory Intermediation Agreement, Citi will enter into certain hedging transactions, in each case, on terms and subject to conditions set forth in the Inventory Intermediation Agreement. The net cash proceeds of $203.1 million, presented as Proceeds from inventory financing agreements in our consolidated statement of cash flows for the year ended December 31, 2024, were used to settle a portion of PHR’s outstanding obligations under the prior J. Aron intermediation agreement.
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
On June 27, 2025, we entered into an amendment to the Inventory Intermediation Agreement to, among other things, facilitate entry into the Product Financing Agreement (as defined below) and revise certain other terms and conditions. As of December 31, 2025 and 2024, there were $130.2 million and $194.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.
Product Financing Agreement
On June 27, 2025, we entered into a RINs financing agreement with Citi (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs; the financing agreement is not to exceed $450 million in the aggregate when combined with obligations under the Inventory Intermediation Agreement. Pursuant to the Product Financing Agreement, from time to time, we may elect to sell surplus RINs and contemporaneously enter into a corresponding obligation to repurchase identical RINs at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded. The subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are presented as Proceeds from inventory financing agreements in our consolidated statement of cash flows. As of December 31, 2025, there were no outstanding product financing obligations under the Product Financing Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Renewables Intermediation Agreement
On October 2, 2025, Hawaii Renewables entered into a Framework Agreement for Commodity Swap Transactions (the “Renewables Intermediation Agreement”) with Wells Fargo pursuant to which the parties agreed to a framework for entering into a series of swap transactions to support our renewable fuels facility operations. Under the Renewables Intermediation Agreement, Hawaii Renewables and Wells Fargo will enter into a series of commodity swap transactions on a monthly basis and Wells Fargo will agree to prepay a fixed amount not to exceed $100 million to Hawaii Renewables. The net initial prepayment of $27.2 million from Wells Fargo was presented as Proceeds from inventory financing agreements in our consolidated statement of cash flows. As of December 31, 2025, there were $31.3 million of outstanding obligations under the Renewables Intermediation Agreement.
The Renewables Intermediation Agreement has an initial term of one-year and will automatically renew for additional one-year terms unless either party terminates the Renewables Intermediation Agreement after the initial term by providing at least 90 days notice to the other party. Par guarantees Hawaii Renewables’ obligations under the Renewables Intermediation Agreement and certain other related agreements pursuant to an unsecured guaranty. In connection with the Renewables Intermediation Agreement, on October 2, 2025, Hawaii Renewables entered into a Pledge and Security Agreement with Wells Fargo (“Pledge and Security Agreement”), pursuant to which Hawaii Renewables granted Wells Fargo a security interest in certain collateral, to secure the obligations of Hawaii Renewables under the Renewables Intermediation Agreement. On December 16, 2025, we entered into an amendment to the Pledge and Security Agreement to, among other things, revise the scope of the collateral and certain other terms and conditions. The Renewables Intermediation Agreement also requires Hawaii Renewables to comply with certain covenants with respect to Hawaii Renewables’ commodity inventory, storage requirements, insurance, inventory reports, records, and inspection of sites.
Hawaii Renewables receives the title and risk of loss to the renewable feedstocks at the transfer point designated by sourcing contracts. Hawaii Renewables notifies Wells Fargo of changes in titled inventories and receives swap financing for the renewable feedstock inventory in transit or in tank storage before consumption at the refinery and, following production, for the refined fuels inventory in tank storage at our facility in Hawaii and agreed-upon locations prior to sale. We record the inventory owned by Hawaii Renewables at the lower of cost and net realizable value. Monthly, we record a related liability in an amount equal to the amount we expect to pay to settle the Swap Transactions with Wells Fargo based on the commodity rate changes on the inventory volumes underlying the fixed prepay amount received.
In connection with the Renewables Intermediation Agreement, on December 16, 2025, we entered into a Renewables LC Facility Agreement (as defined in “Note 15—Debt”). Please read “Note 15—Debt” for further information.
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
On May 31, 2024, the Supply and Offtake Agreement expired, the J. Aron Discretionary Draw Facility was terminated, and we entered into the Inventory Intermediation Agreement. We paid $382.1 million and $60.9 million to settle our J. Aron obligation and Discretionary Draw Facility remaining obligations, respectively. These payments are presented within Repayments of inventory financing agreements and Net borrowings (repayments) of deferred payment arrangements and receivable advances in our consolidated statement of cash flows for the year ended December 31, 2024. In connection with the

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
termination of the Supply and Offtake Agreement, we recognized termination costs of $0.2 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statements of operations for the year ended December 31, 2024.
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
On October 4, 2023, U.S. Oil entered into a wind-down and termination agreement (the “Wind-Down Agreement”) with MLC, which provided for the wind down of the respective obligations of MLC and U.S. Oil. Under the Wind-Down Agreement, in exchange for cash collateral provided by U.S. Oil to MLC, the payment of certain fees by U.S. Oil to MLC, and the satisfaction of other conditions precedent specified in the Wind-Down Agreement, MLC released all of its liens and security interests in all collateral, and MLC and U.S. Oil terminated the First Lien ISDA Agreement, Collateral Agreement, and all other guarantee and collateral documents, other than certain surviving obligations and certain other obligations which specifically continue under the terms of the Wind-Down Agreement. In connection with the Wind-Down Agreement, we recognized termination fees of $1.5 million, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023. The cash paid to settle the obligation is included in Repayments of inventory financing agreements in our consolidated statements of cash flows for the year ended December 31, 2023.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations, and Interest expense and financing costs, net related to the Product Financing Agreement, LC Facility, and intermediation agreements (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$34,416	$17,480	$—
Interest expense and financing costs, net	1,328	775	—
Product Financing Agreement
Interest expense and financing costs, net	317	—	—
Renewables Intermediation Agreement
Inventory intermediation fees (1)	414	—	—
Interest expense and financing costs, net	467	—	—
Supply and Offtake Agreement
Inventory intermediation fees (1)	—	30,918	56,164
Interest expense and financing costs, net	—	2,872	7,149
Washington Refinery Intermediation Agreement
Inventory intermediation fees	—	—	2,250
Interest expense and financing costs, net	—	—	9,280
LC Facility due 2024
Interest expense and financing costs, net	—	1,142	1,667
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $16.1 million and $11.8 million for the years ended December 31, 2025 and 2024, respectively. Inventory intermediation fees under the Renewables Intermediation Agreement include immaterial market structure fees for the year ended December 31, 2025. Inventory intermediation fees under the Supply and Offtake Agreement include market structure fees of $13.5 million for each of the years ended December 31, 2024 and 2023. There were no inventory intermediation fees under the Supply and Offtake Agreement for the year ended December 31, 2025.
Prior to termination, the Supply and Offtake Agreement and the Washington Refinery Intermediation Agreement also provided us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read “Note 16—Derivatives” for further information.
Note 14—Other Accrued Liabilities

Other accrued liabilities at December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and other employee benefits	$42,034	$34,130
Environmental credit obligations (1)	380,390	231,982
Derivative liabilities	13,739	19,548
Deferred revenue	6,719	16,247
Other	24,154	42,281
Total	$467,036	$344,188
______________________________________________________
(1)Please read “Note 17—Fair Value Measurements” for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our consolidated

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $450.7 million and $195.0 million as of December 31, 2025 and 2024, respectively.
Note 15—Debt
The following table summarizes our outstanding debt (in thousands):

	December 31,
	2025	2024
Renewables LC Facility due 2026	$—	$—
ABL Credit Facility due 2028	175,000	483,000
Term Loan Credit Agreement due 2030	633,625	640,125
Other long-term debt	6,205	4,108
Principal amount of long-term debt	814,830	1,127,233
Less: unamortized discount and deferred financing costs	(11,960)	(14,266)
Total debt, net of unamortized discount and deferred financing costs	802,870	1,112,967
Less: current maturities, net of unamortized discount and deferred financing costs	(4,930)	(4,885)
Long-term debt, net of current maturities	$797,940	$1,108,082
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2026	$7,538
2027	7,591
2028	182,647
2029	7,707
2030	608,478
Thereafter	869
Total	$814,830
As of December 31, 2025, and December 31, 2024, we had $44.5 million and $110.2 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. As of December 31, 2025, we had no letters of credit outstanding under the Renewables LC Facility, as defined below. We had $85.9 million and $57.1 million in surety bonds outstanding as of December 31, 2025, and December 31, 2024, respectively.
Under the Renewables LC Facility, the ABL Credit Facility, and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Renewables LC Facility due 2026
In connection with the Renewables Intermediation Agreement, on December 16, 2025, Hawaii Renewables entered into a Letter of Credit Facility Agreement (the “Renewables LC Facility Agreement”) with Wells Fargo, pursuant to which Wells Fargo agreed, in its sole discretion, to consider issuing documentary letters of credit for the account of Hawaii Renewables in the maximum available amount of $25.0 million in the aggregate (the “Renewables LC Facility”). Proceeds of drawings under such letters of credit will be used to make payments to Hawaii Renewables’ suppliers of renewables feedstock when due and payable under the respective supply contracts. The Renewables LC Facility will mature, and the obligations thereunder will terminate on December 16, 2026. As of December 31, 2025, we had no letters of credit outstanding under the Renewables LC Facility .
The revolving credit loans under the Renewables LC Facility bear interest at a SOFR rate plus the applicable margin of 1.50%, payable in arrears on the first business day of each March, June, September, and December, as more particularly described in the Renewables LC Facility Agreement.
Hawaii Renewables has agreed to pay certain fees and commissions with respect to letters of credit under the Renewables LC Facility, including, but not limited to, (i) a fronting fee for each letter of credit equal to 0.100% of the original

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
face amount of such letter of credit, (ii) with respect to each letter of credit, a letter of credit fee in an amount equal to 1.250% per annum, (iii) an unused line fee equal to 0.375% per annum, and (iv) such other customary commissions, fees and charges imposed by, and such other expenses incurred by, Wells Fargo, as more particularly described in the Renewables LC Facility Agreement. Each such fees are payable in arrears on the first business day of each March, June, September, and December and on the date on which all obligations of Hawaii Renewables are repaid in full and the Renewables Intermediation Agreement terminates. The Renewables LC Facility also requires Hawaii Renewables to comply with covenants that restrict Hawaii Renewables’ ability to take certain actions.
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
On May 31, 2024, in connection with the entry into the Inventory Intermediation Agreement, PHR entered into a Joinder Agreement, as a borrower to the ABL Credit Facility. As of December 31, 2025, the ABL Credit Facility had $175 million outstanding in revolving loans and a borrowing base of approximately $1.0 billion. The ABL Credit Facility will mature and the commitments thereunder will terminate on April 26, 2028. As of December 31, 2025, we had $750.5 million of availability under the ABL Credit Facility.
The interest rates applicable to borrowings under the ABL Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a base rate plus an applicable margin or (ii) an Adjusted Term SOFR rate plus an applicable margin. The initial applicable margin for borrowings under the ABL Credit Facility is 0.50% per annum with respect to base rate borrowings and 1.50% per annum with respect to SOFR borrowings, and the applicable margin for such borrowings after June 30, 2023, will be based on the our quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% per annum to 0.75% per annum with respect to base rate borrowings and from 1.25% per annum to 1.75% per annum with respect to SOFR borrowings. We also pay a de minimis fee for any undrawn amounts available under the ABL Credit Facility. The effective interest rate was 6.01% and 6.97% for the years ended December 31, 2025 and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
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
Term Loan Credit Agreement due 2030
On February 28, 2023, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and the lenders party thereto (“Lenders”). Pursuant to the Term Loan Credit Agreement, the Lenders made an initial senior secured term loan in the principal amount of $550.0 million at a price equal to 98.5% of its face value. The initial loan bore interest at SOFR, plus the applicable margin of 4.25% and base rate, plus applicable margin of 3.25%; all rates are as defined below. The net proceeds were used to refinance our Term Loan B Facility and repurchase our outstanding 7.75% Senior Secured Notes and 12.875% Senior Secured Notes and any remaining net proceeds were used for general corporate purposes. We recognized an aggregate of $2.8 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2023.
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
On December 17, 2025, the Term Loan Credit Agreement was amended by the Amendment No. 3 to Term Loan Credit Agreement (“Amendment No. 3 to Term Loan Credit Agreement”). Amendment No. 3 to Term Loan Credit Agreement provided for, among other things, a reduction in the Applicable Margin under the Term Loan Credit Agreement by 50 basis points, such that base rate loans and SOFR loans will bear interest at the applicable base rate plus 2.25% and 3.25%, respectively. We recognized an aggregate of $1.1 million in debt modification costs in connection with the refinancing, which were recorded in Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The Term Loan Credit Agreement bears interest at a fluctuating rate per annum equal to either a SOFR rate or base rate “Base Rate”, provided that the Base Rate shall not be below 1.5%, as defined in the Term Loan Credit Agreement. The SOFR rate and Base Rate definitions are summarized below:

SOFR Rate loan	Secured overnight financing rate plus the applicable margin of 3.25% per annum with a stepdown in the applicable margin of 0.25% in the event the Company’s credit rating is upgraded to Ba3/BB-,
Base Rate loan	A per annum rate plus the applicable margin of 2.25%. The base rate is the greatest of:
•	a rate as calculated by the Federal Reserve Bank of New York based on such day’s federal funds transactions by depository institutions (“Federal Funds Rate”) for such day, plus 0.5%;
•	a rate equal to adjusted term SOFR for a one month interest period as of such day plus 1.0%; or
•	a rate as announced by Wells Fargo (the “Prime Rate”).
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
Other long-term debt
On June 7, 2023, we entered into two promissory notes with a third-party lender to acquire land in Kahului, Hawaii, and Hilo, Hawaii, totaling $5.1 million. The notes bear interest at a fixed rate of 4.625% per annum and are payable on the first day of each month, commencing on July 1, 2023, until maturity. The promissory notes are unsecured and mature on June 7, 2030.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
On September 9, 2025, we entered into a promissory note with a third-party lender to acquire land in Lihue, Hawaii, for $2.8 million. The note bears interest at a fixed rate of 5.7% per annum and is payable on the first day of each month, commencing on November 1, 2025, until maturity. The promissory note is unsecured and matures on September 23, 2032.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of December 31, 2025, we were in compliance with all of our debt instruments.
Note 16—Derivatives
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
We are obligated to repurchase the crude oil from Citi at the termination of the Inventory Intermediation Agreement. Our Renewables Intermediation Agreement contains prepaid swaps that must be repaid upon exit of the agreement. On May 31, 2024, we repurchased the crude oil and refined products from J. Aron at the expiration of the Supply and Offtake Agreement. Our Washington Refinery Intermediation Agreement contained forward purchase obligations for certain volumes of crude oil and refined products that were required to be settled at market prices on a monthly basis. Thus, we have determined that the obligations under the current Inventory Intermediation Agreement and Renewables Intermediation Agreement contain, and those under the previously terminated Supply and Offtake Agreement and Washington Refinery Intermediation Agreement contained, embedded derivatives. As such, we have accounted for the embedded derivatives contained in the aforementioned agreements at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023.
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
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our consolidated balance sheets present derivative assets and liabilities on a net basis. Please read “Note 17—Fair Value Measurements” for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
Our open futures and OTC swaps expire in March 2027. At December 31, 2025, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	250	(560)	(310)
Swaps	103,807	(109,726)	(5,919)
Total	104,057	(110,286)	(6,229)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
At December 31, 2025, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars at our refineries as of December 31, 2025:

Total open option collars	2,225
Weighted-average strike price - floor (in dollars)	$45.55
Weighted-average strike price - ceiling (in dollars)	$82.73
Earliest commencement date	January 2026
Furthest expiry date	December 2026
Environmental Credit Derivatives
We utilize environmental credit derivative contracts, primarily exchange-traded futures, to facilitate delivery of environmental credits and manage our price exposure related to our environmental credit obligations. Our futures are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.
We also have entered into forward purchase and sales contracts for environmental credits. We elect the NPNS exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs.
Our open futures expired in January 2026. At December 31, 2025, our open environmental credit derivative contracts represented 225 thousand credits.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk. On April 12, 2023, we entered into an interest rate collar transaction to manage our interest rate risk related to the Term Loan Credit Agreement. The interest rate collar agreement reduces variable interest rate risk from May 31, 2023, through May 31, 2026, with a notional amount of $300.0 million as of December 31, 2025. The terms of the agreement provide for an interest rate cap of 5.50% and floor of 2.30%, based on the three-month SOFR as of the fixing date. The interest rate collar transaction expires on May 31, 2026.
During 2025, we entered into six additional interest rate collar transactions to reduce our variable interest rate risk related to the Term Loan Credit Agreement. These agreements are effective from May 31, 2026, through May 31, 2029, with a total notional amount of $300.0 million as of December 31, 2025. The terms of the agreements provide for an average interest rate cap of 5.50% and an average floor of 2.08%, based on the three-month SOFR as of the fixing date. The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2025 and 2024, and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2025	2024
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$21,588	$9,773
Environmental credit derivatives (1)	Prepaid and other current assets	1,380	818
Commodity derivatives (1)	Other long-term assets	1,295	—
Commodity derivatives (2)	Other accrued liabilities	(944)	(13,456)
Citi repurchase obligation derivative	Obligations under inventory financing agreements	3,289	(1,588)
Wells Fargo terminal obligation derivative	Obligations under inventory financing agreements	517	—
Interest rate derivatives	Other liabilities	(380)	(24)
_________________________________________________________
(1)Does not include cash collateral of $7.0 million and $38.6 million recorded in Prepaid and other current assets as of December 31, 2025 and 2024, respectively. Does not include $9.2 million and $2.3 million recorded in Prepaid and other current assets as of December 31, 2025 and 2024, respectively, related to realized derivatives receivable.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
(2)Does not include $12.8 million and $6.1 million recorded in Other accrued liabilities as of December 31, 2025 and 2024, respectively, related to realized derivatives payable.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2025	2024	2023
Commodity derivatives	Cost of revenues (excluding depreciation)	$82,226	$6,614	$(13,870)
Environmental credit derivatives	Cost of revenues (excluding depreciation)	8,907	3,001	(2,831)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	—	1,053	11,764
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	4,877	(1,588)	—
MLC terminal obligation derivative	Cost of revenues (excluding depreciation)	—	—	(34,149)
Wells Fargo terminal obligation derivative	Cost of revenues (excluding depreciation)	1,282	—	—
Interest rate derivatives	Interest expense and financing costs, net	(355)	796	(821)
Note 17—Fair Value Measurements
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
For the Years Ended December 31, 2025, 2024, and 2023
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options, as well as the embedded derivative for our Hawaii Renewables intermediation agreement. These derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of the embedded derivative related to our Citi repurchase obligation is based on estimates of the prices and a weighted-average price differential assuming settlement at the end of the reporting period. Estimates of the Citi settlement prices are based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Inventory Intermediation Agreement. Prior to the termination of the Supply and Offtake Agreement on May 31, 2024, we had embedded derivatives related to our J. Aron repurchase obligation which were based on estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron settlement prices were based on observable inputs, such as Brent indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreement. Contractual price differentials are considered unobservable inputs; therefore, these embedded derivatives are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at December 31, 2025 or 2024. Please read “Note 16—Derivatives” for further information on derivatives.
Gross Environmental Credit Obligations
During the quarter ended December 31, 2023, we had a change in estimate in our valuation of our gross environmental credit obligations, due to the settlement of all outstanding prior period environmental credit obligations. Beginning in the fourth quarter of 2023, the portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased environmental credit assets is recorded at the carrying value of such environmental credit assets The remainder of the estimated gross environmental credit obligation is recorded at the market price of the environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period and classified as Level 2 instruments as we obtain the pricing inputs for the environmental credit obligations from brokers based on market quotes on similar instruments. As of December 31, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the year ended December 31, 2025, reflects 100% of the RFS obligation for the period with no assumption of SRE relief. Please read “Note 19—Commitments and Contingencies” for further information on the EPA regulations related to greenhouse gases.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Financial Statement Impact
    Fair value amounts by hierarchy level as of December 31, 2025 and 2024, are presented gross in the tables below (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$2,439	$422,235	$—	$424,674	$(400,411)	$24,263

Liabilities
Commodity and environmental credit derivatives	$(1,833)	$(399,522)	$—	$(401,355)	$400,411	$(944)
Citi repurchase obligation derivative	—	—	3,289	3,289	—	3,289
Wells Fargo terminal obligation derivative	—	517		517	—	517
Interest rate derivatives	—	(380)	—	(380)	—	(380)
Gross environmental credit obligations (2) (3)	—	(23,679)	—	(23,679)	—	(23,679)
Total	$(1,833)	$(423,064)	$3,289	$(421,608)	$400,411	$(21,197)

	December 31, 2024
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$209,666	$13,506	$—	$223,172	$(212,581)	$10,591

Liabilities
Commodity and environmental credit derivatives	$(215,139)	$(10,898)	$—	$(226,037)	$212,581	$(13,456)
Citi repurchase obligation derivative	—	—	(1,588)	(1,588)	—	(1,588)
Interest rate derivatives	—	(24)	—	(24)	—	(24)
Gross environmental credit obligations (2) (3)	—	(44,498)	—	(44,498)	—	(44,498)
Total	$(215,139)	$(55,420)	$(1,588)	$(272,147)	$212,581	$(59,566)
_________________________________________________________
(1)Does not include cash collateral of $7.0 million and $38.6 million as of December 31, 2025 and 2024, respectively, included within Prepaid and other current assets on our consolidated balance sheets, respectively.
(2)Does not include RINs assets and other environmental credits of $450.7 million and $195.0 million presented in Inventories on our consolidated balance sheet and stated at the lower of cost and net realizable value as of December 31, 2025 and 2024, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
(3)Does not include environmental liabilities of $356.7 million and $187.5 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our consolidated balance sheets as of December 31, 2025 and 2024, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$(1,588)	$(392)	$2,279
Settlements	—	(661)	19,714
Total gains (losses) included in earnings (1)	4,877	(535)	(22,385)
Balance, end of period	$3,289	$(1,588)	$(392)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$175,000	$175,000
Term Loan Credit Agreement due 2030 (2)	621,665	633,625
Product Financing Agreement (2)	—	—
Other long-term debt (2)	6,205	6,310

	December 31, 2024
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	483,000	483,000
Term Loan Credit Agreement due 2030 (2)	625,859	636,924
Product Financing Agreement (2)	—	—
Other long-term debt (2)	4,108	4,412
_________________________________________________________
(1)The fair value measurement of the ABL Credit Facility is considered a Level 3 measurement in the fair value hierarchy
(2)The fair value measurements of the Term Loan Credit Agreement, Product Financing Agreement and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
The fair value of the Term Loan Credit Agreement and Other long-term debt were determined using a market approach based on quoted prices. The inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy because the Term Loan Credit Agreement and Other long-term debt may not be actively traded.
The carrying value of our ABL Credit Facility, Renewables LC Facility and Product Financing Agreement were determined to approximate fair value as of December 31, 2025. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximated their carrying value due to their short-term nature.
Note 18—Leases
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our ROU assets and liabilities, weighted average remaining lease term, and weighted average discount rate as of December 31, 2025 and 2024, and their placement within our consolidated balance sheets:

Lease type	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Finance	Property, plant, and equipment	$33,557	$30,655
Finance	Accumulated amortization	(17,185)	(14,543)
Finance	Property, plant, and equipment, net	16,372	16,112
Operating	Operating lease right-of-use assets	391,395	428,120
Total right-of-use assets		$407,767	$444,232

Liabilities
Current
Finance	Other accrued liabilities	$2,303	$2,252
Operating	Operating lease liabilities	99,558	80,174
Long-term
Finance	Finance lease liabilities	12,002	11,690
Operating	Operating lease liabilities	312,450	362,092
Total lease liabilities		$426,313	$456,208

Weighted-average remaining lease term (in years)
Finance		9.89	10.26
Operating		6.58	7.17
Weighted-average discount rate
Finance		6.89%	6.97%
Operating		7.62%	7.76%
The following table summarizes the lease costs recognized in our consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease cost type	2025	2024	2023
Finance lease cost
Amortization of finance lease ROU assets	$2,646	$2,335	$1,906
Interest on lease liabilities	960	987	636
Operating lease cost	126,632	112,850	98,928
Variable lease cost	11,181	7,197	9,246
Short-term lease cost	9,536	4,183	13,500
Net lease cost	$150,955	$127,552	$124,216

Operating lease income (1)	$(2,161)	$(6,011)	$(14,908)
_________________________________________________________
(1)At December 31, 2025 and 2024, Property, plant, and equipment, net, associated with leased assets was approximately $4.3 million and $4.8 million, respectively. The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
Lease type	2025	2024	2023
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$2,297	$1,872	$1,693
Operating cash flows from finance leases	941	954	631
Operating cash flows from operating leases	119,917	108,847	98,416
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	2,942	2,319	7,896
ROU assets obtained in exchange for new operating lease liabilities	57,352	166,028	72,219
ROU assets terminated in exchange for release from finance lease liabilities	—	—	—
ROU assets terminated in exchange for release from operating lease liabilities	1,318	41	1,439
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of December 31, 2025 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2026	$2,985	$126,852	$129,837
2027	3,022	117,653	120,675
2028	2,118	102,301	104,419
2029	1,712	24,018	25,730
2030	1,163	17,487	18,650
Thereafter	8,692	113,782	122,474
Total lease payments	19,692	502,093	521,785
Less amount representing interest	(5,599)	(89,873)	(95,472)
Present value of lease liabilities	$14,093	$412,220	$426,313
Additionally, we have no future undiscounted cash flows for operating leases or finance leases that have not yet commenced.
Note 19—Commitments and Contingencies
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
Tax and Related Matters
We are also a party to various other legal proceedings, claims, and regulatory, tax or government audits, inquiries and investigations that arise in the ordinary course of business. From time to time, PHR has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessments for tax years 2023 through 2025. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We appealed in November 2022. On September 26, 2025, the Thurston County Superior Court dismissed our refund claim. We have appealed to the Washington Court of Appeals. Additionally, by opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. On September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that PHR, Par Pacific Holdings, Inc. and certain unnamed

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
defendants made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding. We believe the likelihood of an unfavorable outcome in these matters to be neither probable nor reasonably estimable.
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
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2025, we have accrued $15.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 25 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years, which will include remediation of soil in the impoundments to increase capacity and bring them to a usable state. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to complete these projects.
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
For the Years Ended December 31, 2025, 2024, and 2023
The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
Additionally, the RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. On August 22, 2025, the EPA announced decisions on various exemption petitions for the 2016 through 2024 compliance years and granted full and partial relief to certain refineries owned by Par Pacific. As a result of our historical compliance with the RFS program, we received previously retired RINs related to the 2019 through 2023 compliance years. In addition, we relieved a portion of our 2024 RVO. As a result of the EPA’s actions, we have recorded a corresponding gain of $199.5 million in Net Income on our consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the year ended December 31, 2025, reflects 100% of the RFS obligation for the period with no assumption of SRE relief.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Other
The Climate Commitment Act (“Washington CCA”), was established in 2021 and took effect January 1, 2023. The Washington CCA established a cap and invest program designed to significantly reduce greenhouse gas emissions. Rules implementing the Washington CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Additionally, a low carbon fuel standard (the “Clean Fuel Standard”) that limits carbon in transportation fuels and enables certain producers to buy or sell credits was also signed into law and became effective in 2023. We purchase emission allowances and compliance credits or allowances at State auctions and on the open market to meet our obligations under these regulations and include the costs in the price of our products.
We also assumed certain environmental liabilities as part of our purchase of the Montana refinery, including costs related to hazardous waste corrective measures, and ground and surface water sampling and monitoring. Based on current information, reasonable estimates we have received suggest the aggregate amount of these liabilities to be approximately $8.6 million. We expect to incur these costs over a 20 to 30 year period.
On November 6, 2025, Pacific Current, LLC, formerly the owner of the Hamakua power plant, filed a complaint against PHR and another company. The complaint claims that PHR manufactured and sold defective naphtha fuel to a third party that resold the fuel to Pacific Current, allegedly causing significant damage to the plant. We do not presently believe the outcome will have a material impact on our financial position, results of operations, or cash flows.
Major Customers
We sell a variety of refined products to a diverse customer base. For each of the years ended December 31, 2025, 2024, and 2023, we had one customer in our refining segment that accounted for 12%, 12%, and 13%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2025, 2024, and 2023.
Note 20—Stockholders’ Equity
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Share Repurchase Program
On November 10, 2021, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of the Company’s common stock, with no specified end date. On August 2, 2023, the Board approved expanding the Company’s share repurchase authorization from $50 million to $250 million. During the years ended December 31, 2025 and 2024, 6.5 million and 5.0 million shares were repurchased under this share repurchase program, respectively for a total of $123.9 million and $136.7 million, respectively. The repurchased shares were retired by the Company upon receipt. As of December 31, 2024, there was $46.4 million of authorization remaining under this share repurchase program. On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal and state laws. The share repurchase program does not have a specified end date and may be limited or terminated at any time without prior notice. As of December 31, 2025, there was $137.2 million of authorization remaining under this share repurchase program.
Incentive Plans
Our incentive compensation plans are described below.
    Long Term Incentive Plan
Under the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”), as amended and restated, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, and performance restricted stock units to directors and other employees or those of our subsidiaries. The maximum number of shares that may be granted under the LTIP is 9.0 million shares of common stock. At December 31, 2025, 1.7 million shares were available for future grants and awards under the LTIP.
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
For the Years Ended December 31, 2025, 2024, and 2023
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
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2025	2024	2023
Restricted Stock Awards	$11,045	$10,556	$7,774
Restricted Stock Units	3,687	4,187	1,931
Stock Option Awards	1,451	10,554	1,637
Employee Stock Purchase Plan
Under the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to purchase the Company’s common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be issued under the ESPP is 1.3 million shares of common stock. At December 31, 2025, 646 thousand shares remained available under the ESPP.
During the years ended December 31, 2025, 2024, and 2023, we recognized $0.4 million, $0.4 million, and $0.3 million, respectively, of compensation costs in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) related to the 15% discount offered to employees under the ESPP. During the years ended December 31, 2025, 2024, and 2023, employees purchased 93 thousand, 136 thousand, and 61 thousand shares under the ESPP, respectively.
Other Activity
On February 26, 2019, our Board approved the Par Pacific Holdings, Inc. 2019 Management Stock Purchase Plan (the “MSPP”). The MSPP provides executive management with an opportunity to receive restricted stock units (“RSUs”) by converting a portion of their cash bonus compensation into RSUs (“Deferred RSUs”) and receiving awards of matching RSUs, the amount of which are determined by the amount of compensation converted (“Matching RSUs”). A Deferred RSU and a Matching RSU each represents a right to receive one share of the Company’s common stock in the future, subject to the terms and conditions of the MSPP, including, but not limited to, vesting requirements. Shares of common stock issued pursuant to awards of Deferred RSUs and Matching RSUs will be issued from the shares reserved for issuance under the LTIP. As of December 31, 2025, no Deferred RSUs or Matching RSUs had been issued under the MSPP.
On February 27, 2024, William Pate, our former CEO, announced that he would retire from his CEO role effective May 1, 2024. During the first quarter of 2024, the Board approved the acceleration of unvested equity awards and the modification of vested stock options granted to him. For the year ended December 31, 2024, we recorded a total of $13.1 million stock-based compensation expenses resulting from the equity awards modifications.
Restricted Stock Awards and Restricted Stock Units
The following tables summarize our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2024	696	$27.61
Granted	736	16.26
Vested	(384)	25.06
Forfeited	(12)	23.35
Unvested balance at December 31, 2025	1,036	$20.56

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

	Years Ended December 31,
	2025	2024	2023
Weighted-average grant-date fair value per share of restricted stock awards and restricted stock units granted (in dollars)	$16.26	$36.83	$26.30
Fair value of restricted stock awards and restricted stock units vested	$9,622	$9,514	$6,677
As of December 31, 2025 and 2024, there were approximately $12.4 million and $12.1 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, respectively which are expected to be recognized on a straight-line basis over a weighted-average period of 1.30 years and 1.31 years, respectively.
Performance Restricted Stock Units
The following tables summarize our performance restricted stock activity (in thousands, except per unit amounts):

	Units	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2024	121	$33.63
Granted	213	15.62
Vested	(6)	34.39
Forfeited	—	—
Unvested balance at December 31, 2025	328	$21.92

	Years Ended December 31,
	2025	2024	2023
Weighted-average grant-date fair value per share of performance restricted stock units granted (in dollars)	$15.62	$39.09	$27.47
Fair value of performance restricted stock units vested	$195	$3,493	$686
Performance restricted stock units are subject to certain annual performance targets based on three-year performance periods as defined by our Board. As of December 31, 2025 and 2024, there were approximately $3.3 million and $2.4 million of total unrecognized compensation costs related to the performance restricted stock units, respectively which are expected to be recognized on a straight-line basis over a weighted-average period of 1.83 years and 1.90 years, respectively.
Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from the payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2024 are presented below. There were no stock options granted in 2023 and 2025.

2024
Expected life from date of grant (in years)	7.5
Expected volatility	52.7%
Risk-free interest rate	4.71%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The following table summarizes our stock option activity (in thousands, except per share amounts and term years):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2024	1,565	$20.21	4.7	$581
Issued	—	—
Exercised	(350)	19.05
Forfeited / canceled / expired	—	—
Outstanding balance at December 31, 2025	1,215	$20.55	4.7	$17,738
Exercisable, end of year	849	$16.43	3.2	$15,881
The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2024, was $18.73. No options were granted during the years ended December 31, 2023 and 2025.
As of December 31, 2025 and 2024, there were approximately $4.4 million and $5.8 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.32 years and 4.24 years, respectively.
Note 21—Benefit Plans
Defined Contribution Plans
We maintain defined contribution plans for our employees. All eligible employees may participate in our Par plan after thirty days of service. For all employees participating in the Par plan, excluding participating U.S. Oil union employees, we match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100%. For the years ended December 31, 2025, 2024, and 2023, we made contributions to the plans totaling approximately $12.0 million, $9.7 million, and $7.5 million, respectively.
Defined Benefit Plans
We maintain our Benefit Plans covering eligible Wyoming Refining employees and the employees of U.S. Oil covered by a collective bargaining agreement. Benefits under our Wyoming Refining plan are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Benefits under our U.S. Oil plan are based on the employee’s hourly rate of compensation at the beginning of each year of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. The Wyoming Refining plan was amended to freeze all future benefit accruals for salaried employees in December 2016 and to freeze all future benefit accruals for hourly plan participants in March 2021.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plans for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$40,781	$43,287
Service cost	469	539
Interest cost	2,187	2,045
Plan amendment	—	—
Actuarial loss (gain) (1)	606	(2,952)
Benefits paid	(2,302)	(2,138)
Curtailment	—	—
Projected benefit obligation as of the end of the period	$41,741	$40,781

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$43,280	$42,459
Actual return on plan assets	4,679	2,449
Employer contributions	396	510
Benefits paid	(2,303)	(2,138)
Fair value of plan assets as of the end of the period	$46,052	$43,280
____________________________________________________
(1)For the year ended December 31, 2025, the change in the actuarial loss was due to a decrease in the discount rate. For the year ended December 31, 2024, the change in the actuarial gain was due to an increase in the discount rate.
The underfunded status of our Benefit Plans is recorded within Other liabilities on our consolidated balance sheets and the funded status of our Benefit Plans is recorded within Other long-term assets on our consolidated balance sheets. The reconciliation of the funding status of our Benefit Plans of December 31, 2025 and 2024, was as follows (in thousands):

	2025		2024
	WY Refining	U.S. Oil	WY Refining	U.S. Oil
Projected benefit obligation	$23,880	$17,861	$23,893	$16,888
Fair value of plan assets	22,698	23,354	21,664	21,616
Underfunded/(overfunded) status	$1,182	$(5,493)	$2,229	$(4,728)

Amounts recognized in consolidated balance sheet:
Non-current assets	$—	$5,493	$—	$4,728
Non-current liabilities	(1,182)	—	(2,229)	—
Net amount recorded	$(1,182)	$5,493	$(2,229)	$4,728

Gross amounts recognized in accumulated other comprehensive income: (1)
Net actuarial gain	$5,687	$3,636	$5,108	$2,752
Total accumulated other comprehensive income	$5,687	$3,636	$5,108	$2,752
____________________________________________________
(1)For the years ended December 31, 2025 and 2024, we recognized an immaterial amount of service costs (credits) in accumulated other comprehensive income.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2025, 2024, and 2023, and net periodic benefit costs for the years ended December 31, 2025, 2024, and 2023, are as follows:

	2025	2024	2023
Projected benefit obligation:
Wyoming Refining plan
Discount rate (1)	5.45%	5.55%	4.95%
Rate of compensation increase	—%	—%	—%
U.S. Oil plan
Discount rate (1)	5.45%	5.45%	4.80%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit costs:
Wyoming Refining plan
Discount rate (1)	5.55%	4.95%	5.15%
Expected long-term rate of return (2)	6.25%	6.20%	6.20%
Rate of compensation increase	—%	—%	—%
U.S. Oil plan
Discount rate (1)	5.45%	4.80%	5.00%
Expected long-term rate of return (2)	6.00%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
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
The net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023, includes the following components (in thousands):

	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$469	$539	$494
Interest cost	2,187	2,045	2,044
Expected return on plan assets	(2,298)	(2,244)	(2,151)
Amortization of net loss (gain)	(267)	(172)	(244)
Amortization of prior service cost	(45)	(45)	(45)
Net periodic benefit cost	$46	$123	$98
The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) on our consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023. The other components are included in Other expense, net on our consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023.

The weighted-average asset allocation for our Wyoming Refining plan at December 31, 2025, is as follows:

	Target	Actual
Asset category:
Equity securities	40%	38%
Debt securities	60%	62%
Total	100%	100%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The weighted-average asset allocation for our U.S. Oil plan at December 31, 2025, is as follows:

	Target	Actual
Asset category:
Equity securities	56%	55%
Debt securities	43%	45%
Cash and Cash Equivalents	1%	—%
Total	100%	100%
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
We intend to make contributions in the amount of approximately $0.5 million to the Wyoming Refining plan and do not intend to make any contributions to the U.S. Oil plan during 2026. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years (in thousands):

Year Ended
2026	$2,835
2027	2,654
2028	2,810
2029	2,845
2030	2,770
Thereafter	13,929
Total	$27,843

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Note 22—Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) attributable to Par Pacific stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$367,088	$(33,322)	$728,642
Less: Net loss attributable to noncontrolling interest	(2,303)	—	—
Net income (loss) attributable to Par Pacific stockholders	$369,391	$(33,322)	$728,642

Numerator for diluted income (loss) attributable to Par Pacific stockholders per common share	$369,391	$(33,322)	$728,642

Basic weighted-average common stock shares outstanding	50,743	56,775	60,035
Plus: dilutive effects of common stock equivalents (1)	848	—	979
Diluted weighted-average common stock shares outstanding	51,591	56,775	61,014

Basic income (loss) attributable to Par Pacific stockholders per common share	$7.28	$(0.59)	$12.14
Diluted income (loss) attributable to Par Pacific stockholders per common share	$7.16	$(0.59)	$11.94

Diluted income (loss) attributable to Par Pacific stockholders per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	283	839	27
Shares of stock options	639	1,544	129
________________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per common share for the year ended December 31, 2024.
Note 23—Income Taxes
For the year ended December 31, 2025, we recorded an income tax expense of $110.8 million primarily driven by a non-cash deferred tax expense of $100.4 million and state income taxes of $11.8 million from an increase in our 2025 taxable income. For the year ended December 31, 2024, we recorded an income tax benefit of $5.7 million primarily driven by a non-cash deferred tax benefit of $5.5 million primarily from our 2024 taxable loss. For the year ended December 31, 2023, we recorded an income tax benefit of $115.3 million primarily driven by a non-cash deferred tax benefit of $277.7 million related to the release of majority of the valuation allowance against our net deferred tax assets, partially offset by state tax expense.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes tax reform provisions that amend, eliminate, and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. We evaluated the impact of this legislation and determined that the OBBBA does not have a material impact on our 2025 financial statements.
In the fourth quarter of 2023, we analyzed projections for our future taxable income and the absence of objective negative evidence, such as a cumulative loss in recent years. As a result of this analysis we determined that we had sufficient positive evidence to release a majority of the valuation allowance against our federal net deferred tax assets and recognized a non-cash deferred tax benefit of $277.7 million for the year ended December 31, 2023. We retain a partial valuation allowance on a foreign tax credit and certain state deferred tax assets primarily as a result of apportionment factors from minimal activity in certain states impacting assessed likelihood of future realizability. We will continue to reassess whether the balance of the valuation allowance is appropriate on a periodic basis and, given the totality of the facts and circumstances, both positive and negative, will adjust the remaining valuation allowance in future periods if the evidence supports doing so. Should our assumptions change indicating the ability to realize these deferred tax assets, any tax benefits related to any reversal of the valuation allowance as of December 31, 2025, will be recognized as a reduction of income tax expense.

Income (loss) before income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$477,871	$(39,018)	$613,306
Foreign	—	—	—
Income (loss) before income tax expense	$477,871	$(39,018)	$613,306

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S.—Federal	$—	$—	$—
U.S.—State	10,361	(2,380)	10,883
Foreign	—	—	—
Total current income tax expense (benefit)	10,361	(2,380)	10,883
Deferred:
U.S.—Federal	96,760	(5,528)	(133,979)
U.S.—State	3,662	2,212	7,760
Foreign	—	—	—
Total deferred income tax expense (benefit)	100,422	(3,316)	(126,219)
Total income tax expense (benefit)	$110,783	$(5,696)	$(115,336)

Under adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in “Note 2—Summary of Significant Accounting Policies”, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025, was as follows (in thousands, except for percentages):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

	Year Ended December 31,
	2025
U.S federal statutory income tax rate	$100,402	21.00%
Domestic Federal	—	—%
Tax credits	(2,097)	(0.44)%
Nontaxable and nondeductible items, net	681	0.14%
Other reconciling items	(50)	(0.01)%
State and local income taxes, net of federal effect (1)	11,847	2.48%
Total	$110,783	23.2%
______________________________________________________
(1)For the year ended December 31, 2025, the state and local jurisdiction that contributed to the majority of the tax effect is Hawaii.

Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.9)%	2.9%
Change in valuation allowance related to current activity	—%	(45.3)%
Permanent items	1.6%	0.4%
Equity Method Investment Recovery	2.5%	—%
Non-deductible executive compensation	(9.8)%	—%
Other	0.7%	2.2%
Actual income tax rate	15.1%	(18.8)%

Under adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in “Note 2—Summary of Significant Accounting Policies”, (cash paid for income taxes), net of refunds received, during the year ended December 31, 2025, was as follows (in thousands):

Year Ended December 31,
2025
U.S. Federal	$—
U.S. State and local	—
California	312
Hawaii	2,909
Montana	1,552
Other	(283)
Foreign	—
Total cash (paid) received during the period for income taxes	$4,490

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$193,083	$257,394
Environmental credit obligations	3,959	8,875
ROU Liabilities	101,091	109,436
Other	13,441	21,567
Total deferred tax assets	311,574	397,272
Valuation allowance	(52,741)	(52,741)
Net deferred tax assets	258,833	344,531
Deferred tax liabilities:
Inventory	7,482	3,480
Property and equipment	122,520	105,612
Intangible assets	5,413	2,223
ROU Assets	100,769	110,053
Total deferred tax liabilities	236,184	221,368
Total deferred tax assets, net (1)	$22,649	$123,163
______________________________________________________
(1)As of December 31, 2025 and 2024, deferred tax assets, net, is included in Other long-term assets on our consolidated balance sheets.
We have NOL carryforwards as of December 31, 2025, of $0.7 billion for federal income tax purposes. If not utilized, approximately $0.5 billion of our NOL carryforwards will expire during 2031 through 2037. Approximately $0.2 billion of our NOL carryforwards do not expire. We do not have any unrecognized tax benefits as of December 31, 2025.
Note 24—Segment Information
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Summarized financial information concerning reportable segments consists of the following (in thousands):

Year Ended December 31, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$7,018,088	$—	$468,496	$(332,908)	$7,153,676
Other revenue	188,057	298,442	108,233	(283,758)	310,974
Total revenues	7,206,145	298,442	576,729	$(616,666)	7,464,650
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	283,515	—	—	(283,515)	—
Other cost of revenues (excluding depreciation)	5,873,329	163,515	406,287	(333,309)	6,109,822
Total cost of revenues (excluding depreciation)	6,156,844	163,515	406,287	(616,824)	6,109,822
Operating expense (excluding depreciation)	481,597	21,478	84,590	—	587,665
Depreciation and amortization	104,385	26,040	10,791	3,109	144,325
General and administrative expense (excluding depreciation)	—	—	—	98,450	98,450
Equity earnings from refining and logistics investments	(17,548)	(8,730)	—		(26,278)
Acquisition and integration costs	—	—	—	4,335	4,335
Par West redevelopment and other costs	—	—	—	14,793	14,793
Other operating loss (gain), net	(6,165)	(1,419)	355	9	(7,220)
Operating income (loss)	$487,032	$97,558	$74,706	$(120,538)	$538,758
Interest expense and financing costs, net					(82,383)
Debt extinguishment and commitment costs					(1,147)
Other expense, net					(665)
Equity earnings from Laramie Energy, LLC					23,308
Income before income taxes					477,871
Income tax expense					(110,783)
Net income					367,088
Less:
Net loss attributable to noncontrolling interest					(2,303)
Net income attributable to Par Pacific stockholders					$369,391

Total assets (2)	$2,904,457	$620,078	$222,360	$86,794	$3,833,689
Goodwill	39,821	55,232	32,223	—	127,276
Capital expenditures	113,583	22,882	10,657	1,751	148,873
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $616.7 million for the year ended December 31, 2025.
(2)Refining segment includes $130.3 million of renewables fuels facility assets for the year ended December 31, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

Year Ended December 31, 2024	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$7,509,773	$—	$474,330	$(355,072)	$7,629,031
Other revenue	224,093	299,532	110,430	(288,629)	345,426
Total revenues	7,733,866	299,532	584,760	$(643,701)	7,974,457
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	288,645	—	—	(288,645)	—
Other cost of revenues (excluding depreciation)	6,860,619	175,590	420,064	(355,125)	7,101,148
Total cost of revenues (excluding depreciation)	7,149,264	175,590	420,064	(643,770)	7,101,148
Operating expense (excluding depreciation)	479,737	15,676	88,869	—	584,282
Depreciation and amortization	91,108	27,033	11,037	2,412	131,590
General and administrative expense (excluding depreciation)	—	—	—	108,844	108,844
Equity earnings from refining and logistics investments	(3,663)	(8,242)	—		(11,905)
Acquisition and integration costs	—	—	—	100	100
Par West redevelopment and other costs	—	—	—	12,548	12,548
Other operating loss (gain), net	8	124	(10)	100	222
Operating income (loss)	$17,412	$89,351	$64,800	$(123,935)	$47,628
Interest expense and financing costs, net					(82,793)
Debt extinguishment and commitment costs					(1,688)
Other expense, net					(1,869)
Equity losses from Laramie Energy, LLC					(296)
Loss before income taxes					(39,018)
Income tax benefit					5,696
Net loss					(33,322)
Less:
Net income attributable to noncontrolling interest					—
Net loss attributable to Par Pacific stockholders					$(33,322)

Total assets	$2,723,020	$693,177	$236,055	$177,119	$3,829,371
Goodwill	39,821	55,232	34,222	—	129,275
Capital expenditures	108,920	16,867	6,423	3,330	135,540
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $643.7 million for the year ended December 31, 2024.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

For the year ended December 31, 2023	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$7,821,130	$—	$487,709	$(347,313)	$7,961,526
Other revenue	148,350	260,779	104,771	(243,471)	270,429
Total revenues	7,969,480	260,779	592,480	(590,784)	8,231,955
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	243,537	—	—	(243,537)	—
Other cost of revenues (excluding depreciation)	6,602,297	145,944	437,198	(347,330)	6,838,109
Total cost of revenues (excluding depreciation)	6,845,834	145,944	437,198	(590,867)	6,838,109
Operating expense (excluding depreciation)	373,612	24,450	87,525	—	485,587
Depreciation and amortization	81,017	25,122	11,462	2,229	119,830
General and administrative expense (excluding depreciation)	—	—	—	91,447	91,447
Equity earnings from refining and logistics investments	(7,363)	(4,481)	—	—	(11,844)
Acquisition and integration costs	—	—	—	17,482	17,482
Par West redevelopment and other costs	—	—	—	11,397	11,397
Other operating loss (gain), net	219	—	(308)	30	(59)
Operating income (loss)	$676,161	$69,744	$56,603	$(122,502)	$680,006
Interest expense and financing costs, net					(72,450)
Debt extinguishment and commitment costs					(19,182)
Other expense, net					(53)
Equity earnings from Laramie Energy, LLC					24,985
Income before income taxes					613,306
Income tax benefit					115,336
Net income					728,642
Less:
Net income attributable to noncontrolling interest					—
Net income attributable to Par Pacific stockholders					$728,642

Total assets	$2,904,563	$530,214	$256,711	$172,462	$3,863,950
Goodwill	39,821	55,232	34,222	—	129,275
Capital expenditures	42,711	18,916	18,801	1,849	82,277
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $590.8 million for the year ended December 31, 2023.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$15,639	$7,095
Restricted cash	351	346
Total cash, cash equivalents, and restricted cash	15,990	7,441
Prepaid and other current assets	2,903	12,355
Due from subsidiaries	579,579	368,222
Current note receivable from subsidiary	60,000	—
Total current assets	658,472	388,018
Property, plant, and equipment
Property, plant, and equipment	25,016	24,536
Less accumulated depreciation and amortization	(17,730)	(17,240)
Property, plant, and equipment, net	7,286	7,296
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,787	7,369
Investment in subsidiaries	1,051,331	993,901
Long term note receivable from subsidiary	3,000	—
Other long-term assets	—	726
Total assets	$1,726,876	$1,397,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,062	$4,257
Operating lease liabilities	536	4
Other accrued liabilities	3,474	1,796
Due to subsidiaries	254,102	189,232
Total current liabilities	261,174	195,289
Long-term liabilities
Finance lease liabilities	690	464
Operating lease liabilities	10,192	10,255
Total liabilities	272,056	206,008
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024, 49,685,138 shares and 55,265,421 shares issued at December 31, 2025 and December 31, 2024, respectively	497	552
Additional paid-in capital	901,221	884,548
Accumulated earnings	541,376	295,846
Accumulated other comprehensive income (loss)	11,726	10,356
Total stockholders’ equity	1,454,820	1,191,302
Total liabilities and stockholders’ equity	$1,726,876	$1,397,310

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenues	$131	$—	$—

Operating expenses
Depreciation and amortization	$2,120	$1,636	$1,618
General and administrative expense (excluding depreciation)	28,923	33,490	29,258
Acquisition and integration costs	4,335	—	—
Other operating loss, net	9	100	30
Total operating expenses	35,387	35,226	30,906
Operating loss	(35,256)	(35,226)	(30,906)

Other income
Interest expense and financing costs, net	(91)	(40)	(24)
Other income (expense), net	(55)	(31)	44
Equity in earnings from subsidiaries	404,793	1,975	759,528
Total other income, net	404,647	1,904	759,548

Income (loss) before income taxes	369,391	(33,322)	728,642
Income tax benefit (expense) (1)	—	—	—
Net income (loss)	369,391	(33,322)	728,642
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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$369,391	$(33,322)	$728,642
Other comprehensive income: (1)
Other post-retirement benefits income, net of tax	1,370	2,182	45
Total other comprehensive income, net of tax	1,370	2,182	45
Comprehensive income (loss)	$370,761	$(31,140)	$728,687
____________________________________________________
(1)Other comprehensive income relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$369,391	$(33,322)	$728,642
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,120	1,636	1,618
Other operating loss (gain), net	9	100	30
Stock-based compensation	16,599	25,704	11,633
Equity in losses (income) of subsidiaries	(404,793)	(1,975)	(759,528)
Net changes in operating assets and liabilities:
Prepaid and other assets	10,178	(7,588)	(2,541)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	(438)	683	1,113
Net cash provided by (used in) operating activities	(6,934)	(14,762)	(19,033)
Cash flows from investing activities:
Investments in subsidiaries	—	—	(76,000)
Distributions from subsidiaries	195,357	68,058	167,181
Capital expenditures	(1,751)	(3,330)	(1,849)
Due to (from) subsidiaries	6,889	84,964	(13,408)
Issuance of note receivable to subsidiary	(78,000)	—	—
Repayment of note receivable from subsidiary	15,000	—	—
Net cash provided by (used in) investing activities	137,495	149,692	75,924
Cash flows from financing activities:
Repayments of borrowings	(136)	(45)	—
Purchase of common stock for retirement	(124,845)	(141,974)	(67,821)
Exercise of stock options	613	1,514	17,129
Other financing activities, net	2,356	2,308	1,631
Net cash provided by (used in) financing activities	(122,012)	(138,197)	(49,061)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,549	(3,267)	7,830
Cash, cash equivalents, and restricted cash at beginning of period	7,441	10,708	2,878
Cash, cash equivalents, and restricted cash at end of period	$15,990	$7,441	$10,708
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(47)	$(20)	$—
Taxes	4,503	(12,029)	(5,902)
Non-cash investing and financing activities:
Accrued capital expenditures	$178	$284	$136
ROU assets obtained in exchange for new finance lease liabilities	520	691	—
ROU assets obtained in exchange for new operating lease liabilities	—	623	8,161
Noncash distributions from subsidiaries	(245,558)	—	—
Noncash contributions to subsidiaries	92,183	—	—
This statement should be read in conjunction with the notes to consolidated financial statements.

Item 16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2026.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Monteleone
William Monteleone
President and Chief Executive Officer

By:	/s/ Shawn Flores
Shawn Flores
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on February 25, 2026.

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