Form 10-Q
period 2026-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2026-05-06
CIK 821483

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
For the quarterly period ended March 31, 2026

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

50,144,277 shares of Common Stock, $0.01 par value, were outstanding as of April 30, 2026.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$172,168	$164,113
Restricted cash	352	351
Total cash, cash equivalents, and restricted cash	172,520	164,464
Trade accounts receivable, net of allowances of $0.2 million and $0.4 million at March 31, 2026, and December 31, 2025, respectively	481,507	312,672
Inventories	1,361,968	1,228,787
Prepaid and other current assets	134,912	70,168
Total current assets	2,150,907	1,776,091
Property, plant, and equipment
Property, plant, and equipment	1,895,082	1,863,105
Less accumulated depreciation and amortization	(686,613)	(665,154)
Property, plant, and equipment, net	1,208,469	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	374,286	391,395
Refining and logistics equity investments	101,660	98,654
Investment in Laramie Energy, LLC	44,985	35,806
Intangible assets, net	9,741	9,484
Goodwill	127,276	127,276
Other long-term assets	192,195	197,032
Total assets	$4,209,519	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,903	$4,930
Obligations under inventory financing agreements	287,298	161,492
Accounts payable	578,169	341,555
Accrued taxes	17,027	31,565
Operating lease liabilities	100,172	99,558
Other accrued liabilities	337,179	467,036
Total current liabilities	1,324,748	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	942,715	797,940
Finance lease liabilities	11,422	12,002
Operating lease liabilities	295,237	312,450
Other liabilities	84,026	52,645
Total liabilities	2,658,148	2,281,173
Noncontrolling interest	35,542	40,976
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2026, and December 31, 2025, 49,266,668 shares and 49,685,138 shares issued at March 31, 2026, and December 31, 2025, respectively	493	497
Additional paid-in capital	935,897	957,941
Accumulated earnings	567,806	541,376
Accumulated other comprehensive income	11,633	11,726
Total stockholders’ equity	1,515,829	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$4,209,519	$3,833,689

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$1,823,750	$1,745,036

Operating expenses
Cost of revenues (excluding depreciation)	1,558,504	1,559,360
Operating expense (excluding depreciation)	142,518	144,154
Depreciation and amortization	34,460	36,586
General and administrative expense (excluding depreciation)	24,875	24,243
Equity earnings from refining and logistics investments	(5,829)	(7,514)
Acquisition and integration costs	64	—
Par West redevelopment and other costs	2,985	3,982
Other operating loss, net	851	1
Total operating expenses	1,758,428	1,760,812

Operating income (loss)	65,322	(15,776)

Other income (expense)
Interest expense and financing costs, net	(15,934)	(21,848)
Debt extinguishment and commitment costs	(62)	(25)
Other expense, net	(14)	(371)
Equity earnings from Laramie Energy, LLC	9,179	726
Total other expense, net	(6,831)	(21,518)

Income (loss) before income taxes	58,491	(37,294)
Income tax benefit (expense)	(12,340)	6,894
Net income (loss)	46,151	(30,400)
Less:
Net loss attributable to noncontrolling interest	(8,299)	—
Net income (loss) attributable to Par Pacific stockholders	$54,450	$(30,400)

Income (loss) attributable to Par Pacific stockholders per share
Basic	$1.12	$(0.57)
Diluted	$1.10	$(0.57)
Weighted-average number of shares outstanding
Basic	48,401	53,756
Diluted	49,632	53,756

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$46,151	$(30,400)
Other comprehensive income (loss):
Other post-retirement (loss), net of tax	(93)	(76)
Total other comprehensive income (loss), net of tax	(93)	(76)
Comprehensive income (loss)	46,058	(30,476)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(8,299)	—
Comprehensive income (loss) attributable to Par Pacific stockholders	$54,357	$(30,476)

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$46,151	$(30,400)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	34,460	36,586
Debt extinguishment and commitment costs	—	25
Non-cash interest expense	2,189	1,524
Non-cash lower of cost and net realizable value adjustment	(785)	(2,288)
Deferred taxes	10,626	(6,894)
Other operating loss, net	851	1
Stock-based compensation	3,852	3,546
Unrealized (gain) loss on derivative contracts	76,879	(9,357)
Equity earnings from Laramie Energy, LLC	(9,179)	(726)
Equity earnings from refining and logistics investments	(5,829)	(7,514)
Dividends received from refining and logistics investments	2,823	—
Net changes in operating assets and liabilities:
Trade accounts receivable	(168,835)	13,803
Prepaid and other assets	(88,396)	40,284
Inventories	(132,637)	31,873
Deferred turnaround expenditures	(17,926)	(28,177)
Obligations under inventory financing agreements	125,806	17,273
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	79,243	(60,958)
Net cash used in operating activities	(40,707)	(1,399)
Cash flows from investing activities:
Capital expenditures	(43,070)	(40,933)
Proceeds from sale of assets and other	—	12
Net cash used in investing activities	(43,070)	(40,921)
Cash flows from financing activities:
Proceeds from borrowings	1,452,000	1,424,000
Repayments of borrowings	(1,308,720)	(1,388,683)
Payment of deferred loan costs	—	(47)
Purchase of common stock for retirement	(36,702)	(51,098)
Proceeds from exercise of stock options	3,504	—
Exercise of stock options	(18,189)	—
Payments for debt extinguishment and commitment costs	(62)	(25)
Other financing activities, net	2	—
Net cash provided by (used in) financing activities	91,833	(15,853)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,056	(58,173)
Cash, cash equivalents, and restricted cash at beginning of period	164,464	192,267
Cash, cash equivalents, and restricted cash at end of period	$172,520	$134,094
Supplemental cash flow information:
Net cash paid for:
Interest	$(12,540)	$(19,443)
Taxes	(13)	(26)
Non-cash investing and financing activities:
Accrued capital expenditures	$19,229	$28,705
ROU assets obtained in exchange for new finance lease liabilities	—	466
ROU assets obtained in exchange for new operating lease liabilities	6,910	45,167
ROU assets terminated in exchange for release from operating lease liabilities	168	—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	Total	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302	$—
Stock-based compensation	753	7	3,539	—	—	3,546	—
Purchase of common stock for retirement	(3,708)	(36)	(1,340)	(51,186)	—	(52,562)	—
Other comprehensive loss	—	—	—	—	(76)	(76)	—
Net loss	—	—	—	(30,400)	—	(30,400)	—
Balance, March 31, 2025	52,310	$523	$886,747	$214,260	$10,280	$1,111,810	$—

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	Total	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance, December 31, 2025	49,685	$497	$957,941	$541,376	$11,726	$1,511,540	$40,976
Stock-based compensation	370	3	3,849	—	—	3,852	—
Contributions to joint venture	—	—	(2,865)	—	—	(2,865)	2,865
Purchase of common stock for retirement	(897)	(7)	(8,343)	(28,020)	—	(36,370)	—
Exercise of stock options	109	—	(14,685)	—	—	(14,685)	—
Other comprehensive loss	—	—	—	—	(93)	(93)	—
Net income (loss)	—	—	—	54,450	—	54,450	(8,299)
Balance, March 31, 2026	49,267	$493	$935,897	$567,806	$11,633	$1,515,829	$35,542
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

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
As of March 31, 2026, we owned the following investments:
•a 46% equity investment in Laramie Energy, LLC (“Laramie Energy”);
•a 65% equity investment in Yellowstone Energy Limited Partnership (“YELP”);
•a 40% equity investment in Yellowstone Pipeline Company (“YPLC”); and
•a 63.5% ownership interest in Hawaii Renewables, LLC (“Hawaii Renewables”).
Our Corporate and Other reportable segment primarily includes general and administrative costs.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements are presented in our reporting currency, the U.S. dollar, and include the accounts of Par Pacific Holdings, Inc., its wholly-owned subsidiaries, and its majority-owned subsidiaries in which we hold a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2025, was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Actual amounts could differ from these estimates.
Allowance for Credit Losses
We did not have a material change in our allowances on trade receivables during the three months ended March 31, 2026 and 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

Cost Classifications
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$5,766	$6,785
Operating expense	17,575	21,684
General and administrative expense	783	687
Accounting Principles Adopted
There have been no recent accounting pronouncements adopted, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, that had a material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2026.
Accounting Principles Not Yet Adopted
We have evaluated the recently issued, but not yet effective, accounting pronouncements and determined that there have been no new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2026.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
As of March 31, 2026, we owned a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid.
The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$69,740	$57,167
Equity earnings from YELP	3,725	5,637
Amortization of basis difference	(348)	(348)
Dividends received	(2,823)	—
Ending balance	$70,294	$62,456
Yellowstone Pipeline Company
As of March 31, 2026, we owned a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest.
The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$28,914	$29,144
Equity earnings from YPLC	2,414	2,187
Accretion of basis difference	38	38
Ending balance	$31,366	$31,369

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

Note 4—Investment in Laramie Energy
As of March 31, 2026, we owned a 46% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $45.0 million and $35.8 million as of March 31, 2026, and December 31, 2025, respectively.
As of March 31, 2026, and December 31, 2025, Laramie Energy’s term loan had an outstanding balance of $160.0 million.
At March 31, 2026, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $57.0 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy recorded in prior years.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$35,806	$12,498
Equity earnings (losses) from Laramie Energy	7,773	(888)
Accretion of basis difference	1,406	1,614
Ending balance	$44,985	$13,224
Note 5—Joint Venture
Renewable Fuels Facility Joint Venture
As of March 31, 2026, we held a 63.5% ownership interest in Hawaii Renewables and Alohi Renewable Energy LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, held the remaining 36.5% ownership interest. The joint venture was formed for the development, construction, ownership, and operation of the new renewables fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”). The Renewable Fuels Facility began operations in April 2026.
The economic interest held by Alohi is recorded as a noncontrolling interest on our condensed consolidated balance sheets. Hawaii Renewables’ net income or loss is reflected in our refining segment on our condensed consolidated statements of operations.
Noncontrolling Interest
No accretion was recorded for the three months ended March 31, 2026. We do not consider any of the put or exit rights described in the Equity Contribution Agreement executed by the Company and Alohi on July 21, 2025, to be probable as of March 31, 2026, as Alohi has not exercised or indicated its intent to exercise its put option and none of the contingent events have occurred.
Note 6—Revenue Recognition
As of March 31, 2026, and December 31, 2025, receivables from contracts with customers were $423.7 million and $265.0 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $1.8 million and $6.7 million as of March 31, 2026, and December 31, 2025, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

Three Months Ended March 31, 2026	Refining	Logistics	Retail
Product or service:
Gasoline	$672,652	$—	$96,885
Distillates (1)	792,092	—	11,708
Other refined products (2)	276,124	—	16
Merchandise	—	—	23,644
Transportation and terminalling services	—	76,846	—
Other revenue	31,659	—	855
Total segment revenues (3)	$1,772,527	$76,846	$133,108

Three Months Ended March 31, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$579,300	$—	$100,633
Distillates (1)	659,885	—	10,988
Other refined products (2)	366,350	—	—
Merchandise	—	—	24,028
Transportation and terminalling services	—	71,415	—
Other revenue	80,594	—	783
Total segment revenues (3)	$1,686,129	$71,415	$136,432
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to “Note 19—Segment Information” for the reconciliation of segment revenues to total consolidated revenues.
Note 7—Inventories
Inventories at March 31, 2026, and December 31, 2025, consisted of the following (in thousands):

	Titled Inventory	Inventory Financing Agreements (1)	Total
March 31, 2026
Crude oil and feedstocks	$173,156	$241,471	$414,627
Refined products and blendstock	576,022	—	576,022
Warehouse stock and other (2)	371,319	—	371,319
Total	$1,120,497	$241,471	$1,361,968

December 31, 2025
Crude oil and feedstocks	$144,363	$125,077	$269,440
Refined products and blendstock	413,066	—	413,066
Warehouse stock and other (2)	546,281	—	546,281
Total	$1,103,710	$125,077	$1,228,787
________________________________________________________
(1)Please read “Note 9—Inventory Financing Agreements” for further information.
(2)Includes $272.7 million and $450.7 million of Renewable Identification Numbers (“RINs”) and environmental credits, reported at the lower of cost or net realizable value, as of March 31, 2026, and December 31, 2025, respectively. Our renewable volume obligation and other gross environmental credit obligations of $266.7 million and $380.4 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

As of March 31, 2026, and December 31, 2025, there was a $2.1 million write-down of the lower of cost or net realizable value of inventory. As of March 31, 2026, and December 31, 2025, the current replacement cost exceeded the LIFO inventory carrying value by approximately $35.5 million and $9.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2026, and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Collateral posted with broker for derivative instruments (1)	$1,955	$7,016
Prepaid insurance	12,585	18,999
Deferred financing costs	1,060	1,568
Derivative assets	61,989	32,211
Prepaid environmental credits	41,114	—
Other	16,209	10,374
Total	$134,912	$70,168
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read “Note 12—Derivatives” for further information.
Note 9—Inventory Financing Agreements
Inventory Intermediation Agreement
On June 27, 2025, we entered into an amendment to the Inventory Intermediation Agreement to, among other things, facilitate entry into the Product Financing Agreement (both as defined below) and revise certain other terms and conditions. As of March 31, 2026, and December 31, 2025, there were $225.6 million and $130.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.
Product Financing Agreement
On June 27, 2025, we entered into a RINs financing agreement with Citigroup Energy Inc. (“Citi”) (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs, which is not to exceed $450 million in the aggregate when combined with obligations under the inventory intermediation agreement with Citi (the “Inventory Intermediation Agreement”). Pursuant to the Product Financing Agreement, from time to time, we may elect to sell surplus RINs and contemporaneously enter into a corresponding obligation to repurchase identical RINs at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded. The subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows. As of March 31, 2026, and December 31, 2025, there were no product financing obligations under the Product Financing Agreement.
Renewables Intermediation Agreement
On October 2, 2025, Hawaii Renewables entered into a Framework Agreement for Commodity Swap Transactions (the “Renewables Intermediation Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which the parties agreed to a framework for entering into a series of swap transactions to support our renewable fuels facility operations. Under the Renewables Intermediation Agreement, Hawaii Renewables and Wells Fargo will enter into a series of commodity swap transactions on a monthly basis and Wells Fargo will agree to prepay a fixed amount not to exceed $100 million to Hawaii Renewables. The net initial prepayment of $27.2 million from Wells Fargo was presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows. As of March 31, 2026, and December 31, 2025, there were $61.7 million and $31.3 million of outstanding obligations under the Renewables Intermediation Agreement, respectively.
In connection with the Renewables Intermediation Agreement, on December 16, 2025, we entered into a Renewables LC Facility Agreement. Please read “Note 11—Debt” for definition and further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net, related to the intermediation agreements (in thousands):

	Three Months Ended March 31,
	2026	2025
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$8,291	$5,600
Interest expense and financing costs, net	332	332
Renewables Intermediation Agreement
Inventory intermediation fees (1)	670	—
Interest expense and financing costs, net	505	—
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement include market structure fees of $15.4 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. Inventory intermediation fees under the Renewables Intermediation Agreement include immaterial market structure fees for the three months ended March 31, 2026. There were no inventory intermediation fees under the Renewables Intermediation Agreement for three months ended March 31, 2025.
Note 10—Other Accrued Liabilities
Other accrued liabilities at March 31, 2026, and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and other employee benefits	$22,179	$42,034
Environmental credit obligations (1)	266,672	380,390
Derivative liabilities	20,953	13,739
Deferred revenue	1,823	6,719
Other	25,552	24,154
Total	$337,179	$467,036
___________________________________________________
(1)Please read “Note 13—Fair Value Measurements” for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $272.7 million and $450.7 million as of March 31, 2026, and December 31, 2025, respectively.
Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2026	December 31, 2025
ABL Credit Facility due 2028	$321,000	$175,000
Term Loan Credit Agreement due 2030	632,000	633,625
Other long-term debt	5,949	6,205
Principal amount of long-term debt	958,949	814,830
Less: unamortized discount and deferred financing costs	(11,331)	(11,960)
Total debt, net of unamortized discount and deferred financing costs	947,618	802,870
Less: current maturities, net of unamortized discount and deferred financing costs	(4,903)	(4,930)
Long-term debt, net of current maturities	$942,715	$797,940

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

As of March 31, 2026, and December 31, 2025, we had $72.2 million and $44.5 million in letters of credit outstanding under the ABL Credit Facility, as defined below, respectively. As of March 31, 2026, and December 31, 2025, we had no letters of credit outstanding under the Letter of Credit Facility Agreement Hawaii Renewables entered into with Wells Fargo (the “Renewables LC Facility Agreement”). We had $66.0 million and $85.9 million in surety bonds outstanding as of March 31, 2026, and December 31, 2025, respectively.
Under the ABL Credit Facility and the Term Loan Credit Agreement, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2028
As of March 31, 2026, the Asset-Based Revolving Credit Agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (as amended from time to time, the ABL Credit Facility), had revolving loans of $321 million outstanding, a borrowing base of approximately $1.2 billion, and $765.5 million of availability.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants, and customary cross default provisions, that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2026, we were in compliance with all of our debt instruments.
Note 12—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read “Note 13—Fair Value Measurements” for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps expire by June 2027. At March 31, 2026, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	—	(107)	(107)
Swaps	95,181	(103,383)	(8,202)
Total	95,181	(103,490)	(8,309)
At March 31, 2026, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars as of March 31, 2026:

2026
Total open option collars	1,670
Weighted-average strike price - floor (in dollars)	$45.50
Weighted-average strike price - ceiling (in dollars)	$82.56
Earliest commencement date	April 2026
Furthest expiry date	December 2026
Environmental Credit Derivatives
At March 31, 2026, our open environmental credit derivative contracts represented zero credits.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility, Term Loan Credit Agreement, and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk.
The following table provides information on the fair value amounts (in thousands) of our derivatives as of March 31, 2026, and December 31, 2025, and their placement within our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

	Balance Sheet Location	March 31, 2026	December 31, 2025
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$21,588
Environmental credit derivatives (1)	Prepaid and other current assets	—	1,380
Commodity derivatives (1)	Other long-term assets	—	1,295
Commodity derivatives (2)	Other accrued liabilities	(20,955)	(944)
Commodity derivatives	Other liabilities	(31,574)	—
Citi repurchase obligation derivative	Obligations under inventory financing agreements	(18,127)	3,289
Wells Fargo terminal obligation derivative	Obligations under inventory financing agreements	(990)	517
Interest rate derivatives	Other liabilities	(347)	(380)
_________________________________________________________
(1)Does not include cash collateral of $2.0 million and $7.0 million recorded in Prepaid and other current assets as of March 31, 2026, and December 31, 2025, respectively. Does not include $62.0 million and $9.2 million recorded in Prepaid and other current assets as of March 31, 2026, and December 31, 2025, respectively, related to realized derivatives receivable.
(2)Does not include $12.8 million recorded in Other accrued liabilities as of December 31, 2025, related to realized derivatives payable. There were no realized derivatives payables recorded in Other accrued liabilities as of March 31, 2026.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2026	2025
Commodity derivatives	Cost of revenues (excluding depreciation)	$(52,591)	$9,387
Environmental credit derivatives	Cost of revenues (excluding depreciation)	(360)	—
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	(21,416)	(3,548)
Wells Fargo terminal obligation derivative	Cost of revenues (excluding depreciation)	(1,507)	—
Interest rate derivatives	Interest expense and financing costs, net	32	(85)
Note 13—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Gross Environmental Credit Obligations
The portion of the estimated gross environmental credit obligations satisfied by internally generated or purchased RINs or other environmental credits is recorded at the carrying value of such internally generated or purchased RINs or other environmental credits. The remainder of the estimated gross environmental credit obligation is recorded at the market price of the RINs or other environmental credits that are needed to satisfy the remaining obligation as of the end of the reporting period and classified as Level 2 instruments as we obtain the pricing inputs for the RINs and other environmental credits from brokers based on market quotes on similar instruments. As of March 31, 2026, the U.S. Environmental Protection Agency (“EPA”) has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the three months ended March 31, 2026, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief. Please read “Note 15—Commitments and Contingencies” for further information on the EPA regulations related to greenhouse gases.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2026, and December 31, 2025, are presented gross in the tables below (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$26	$1,731,498	$—	$1,731,524	$(1,731,524)	$—

Liabilities
Commodity derivatives	$(554)	$(1,783,499)	$—	$(1,784,053)	$1,731,524	$(52,529)
Citi repurchase obligation derivative	—	—	(18,127)	(18,127)	—	(18,127)
Wells Fargo terminal obligation derivative	—	(990)	—	(990)	—	(990)
Interest rate derivatives	—	(347)	—	(347)	—	(347)
Gross environmental credit obligations (2) (3)	—	(22,289)	—	(22,289)	—	(22,289)
Total liabilities	$(554)	$(1,807,125)	$(18,127)	$(1,825,806)	$1,731,524	$(94,282)

	December 31, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$2,439	$422,235	$—	$424,674	$(400,411)	$24,263

Liabilities
Commodity derivatives	$(1,833)	$(399,522)	$—	$(401,355)	$400,411	$(944)
Citi repurchase obligation derivative	—	—	3,289	3,289	—	3,289
Wells Fargo terminal obligation derivative	—	517	—	517	—	517
Interest rate derivatives	—	(380)	—	(380)	—	(380)
Gross environmental credit obligations (2) (3)	—	(23,679)	—	(23,679)	—	(23,679)
Total liabilities	$(1,833)	$(423,064)	$3,289	$(421,608)	$400,411	$(21,197)
_________________________________________________________
(1)Does not include cash collateral of $2.0 million and $7.0 million as of March 31, 2026, and December 31, 2025, respectively, included within Prepaid and other current assets on our condensed consolidated balance sheets, respectively.
(2)Does not include RINs assets and other environmental credits of $272.7 million and $450.7 million presented in Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of March 31, 2026, and December 31, 2025, respectively.
(3)Does not include environmental liabilities of $244.4 million and $356.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, at beginning of period	$3,289	$(1,588)
Settlements	—	—
Total losses included in earnings (1)	(21,416)	(3,548)
Balance, at end of period	$(18,127)	$(5,136)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2026, and December 31, 2025, are as follows (in thousands):

	March 31, 2026
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$321,000	$321,000
Term Loan Credit Agreement due 2030 (2)	620,669	632,000
Product Financing Agreement (2)	—	—
Other long-term debt (2)	5,949	6,101

	December 31, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2028 (1)	$175,000	$175,000
Term Loan Credit Agreement due 2030 (2)	621,665	633,625
Product Financing Agreement (2)	—	—
Other long-term debt (2)	6,205	6,310
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
The carrying value of our ABL Credit Facility, Renewables LC Facility and Product Financing Agreement were determined to approximate fair value as of March 31, 2026. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease terms, and weighted average discount rates as of March 31, 2026, and December 31, 2025, and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Finance	Property, plant, and equipment	$32,380	$33,557
Finance	Accumulated amortization	(16,676)	(17,185)
Finance	Property, plant, and equipment, net	15,704	16,372
Operating	Operating lease right-of-use (“ROU”) assets	374,286	391,395
Total right-of-use assets		$389,990	$407,767

Liabilities
Current
Finance	Other accrued liabilities	$2,264	$2,303
Operating	Operating lease liabilities	100,172	99,558
Long-term
Finance	Finance lease liabilities	11,422	12,002
Operating	Operating lease liabilities	295,237	312,450
Total lease liabilities		$409,095	$426,313

Weighted-average remaining lease term (in years)
Finance		9.90	9.89
Operating		6.78	6.58
Weighted-average discount rate
Finance		6.88%	6.89%
Operating		7.49%	7.62%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Lease cost (income) type	2026	2025
Finance lease cost
Amortization of finance lease ROU assets	$669	$685
Interest on lease liabilities	237	238
Operating lease cost	31,530	31,589
Variable lease cost	2,972	3,008
Short-term lease cost	1,112	2,269
Net lease cost	$36,520	$37,789

Operating lease income (1)	$(616)	$(574)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
Lease type	2026	2025
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$651	$528
Operating cash flows from finance leases	239	238
Operating cash flows from operating leases	31,128	29,395
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	—	466
ROU assets obtained in exchange for new operating lease liabilities	6,910	45,167
ROU assets terminated in exchange for release from operating lease liabilities	168	—
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2026 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2026 (1)	$2,118	$96,413	$98,531
2027	3,022	118,778	121,800
2028	2,118	100,762	102,880
2029	1,712	25,131	26,843
2030	1,163	18,706	19,869
2031	1,079	15,095	16,174
Thereafter	7,613	107,991	115,604
Total lease payments	18,825	482,876	501,701
Less amount representing interest	(5,362)	(87,244)	(92,606)
Present value of lease liabilities	$13,463	$395,632	$409,095
_________________________________________________________
(1)Represents the period from April 1, 2026, to December 31, 2026.
Additionally, we have $11.4 million future undiscounted cash flows for operating leases and no future undiscounted cash flows for finance leases that have not yet commenced. The lease will commence when the asset is made available for our use.
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
Tax and Related Matters
From time to time, Par Hawaii Refining, LLC (“PHR”) has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessments for tax years 2023, 2024, 2025, and 2026. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We appealed in November 2022. On September 26, 2025, the Thurston County Superior Court dismissed our refund claim. We have appealed to the Washington Court of Appeals. Additionally, by opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that PHR, Par Pacific Holdings, Inc. and certain unnamed defendants

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from the EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree and the Clean Air Act. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company, (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2026, we have accrued $15.6 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 25 years.
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
The RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. As of March 31, 2026, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

RFS obligation for the three months ended March 31, 2026, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief.
Other
The Climate Commitment Act (“Washington CCA”), was established in 2021 and took effect January 1, 2023. The Washington CCA established a cap and invest program designed to significantly reduce greenhouse gas emissions. We purchase emission allowances and compliance credits or allowances at State auctions and on the open market to meet our obligations under the CCA, and include the costs in the price of our products.
We assumed certain environmental liabilities as part of our purchase of the Montana refinery, including costs related to hazardous waste corrective measures, and ground and surface water sampling and monitoring. Based on current information, reasonable estimates we have received suggest the aggregate amount of these liabilities to be approximately $8.6 million. We expect to incur these costs over a 20 to 30 year period. On December 17, 2025, Exxon Mobil Corporation filed a complaint against Par Montana, LLC and several other parties to recover alleged cleanup costs at the Yale Oil site in Billings, Montana. However, at this time, we do not believe that we have any material liability associated with any Superfund site, including the Yale Oil site.
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
Note 16—Stockholders’ Equity
Share Repurchase Program
On February 21, 2025, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the three months ended March 31, 2026, 0.7 million shares were repurchased under this share repurchase program for $28.0 million. The repurchased shares were retired by the Company upon receipt. During the three months ended March 31, 2025, 3.6 million shares were repurchased under the prior share repurchase program for $51.2 million. As of March 31, 2026, there was $109.2 million of authorization remaining under the current share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted Stock Awards	$2,707	$2,498
Restricted Stock Units	806	678
Stock Option Awards	340	370
During the three months ended March 31, 2026, we granted 291 thousand shares of restricted stock and restricted stock units with a fair value of approximately $12.4 million. As of March 31, 2026, there were approximately $21.9 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.
During the three months ended March 31, 2026, we granted no stock option awards. As of March 31, 2026, there were approximately $4.0 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years.
During the three months ended March 31, 2026, we granted 98 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $4.2 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

March 31, 2026, there were approximately $6.9 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.
During the three months ended March 31, 2026, we paid $18.2 million related to the exercises of stock options. There were no payments made related to the exercise of stock options during the three months ended March 31, 2025
Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share attributable to Par Pacific stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$46,151	$(30,400)
Less: Net loss attributable to noncontrolling interest	(8,299)	—
Net income (loss) attributable to Par Pacific stockholders	$54,450	$(30,400)

Numerator for diluted income (loss) attributable to Par Pacific stockholders per common share	$54,450	$(30,400)

Basic weighted-average common stock shares outstanding	48,401	53,756
Plus: dilutive effects of common stock equivalents	1,231	—
Diluted weighted-average common stock shares outstanding	49,632	53,756

Basic income (loss) attributable to Par Pacific stockholders per common share	$1.12	$(0.57)
Diluted income (loss) attributable to Par Pacific stockholders per common share	$1.10	$(0.57)

Diluted income (loss) attributable to Par Pacific stockholders per common share excludes the following equity instruments because their effect would be anti-dilutive: (1)
Shares of unvested restricted stock	170	1,058
Shares of stock options	350	1,565
______________________________________________________
(1)Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted Net Loss attributable to Par Pacific stockholders per common share for the three months ended March 31, 2025.
Note 18—Income Taxes
Our income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.
For the three months ended March 31, 2026, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for officers’ compensation and equity method investments.
For the three months ended March 31, 2025, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation and equity method investments.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics and (iv) Corporate and Other. Segment asset information is not provided to our chief operating decision-maker.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2026	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,740,868	$—	$108,609	$(86,130)	$1,763,347
Other revenue	31,659	76,846	24,499	(72,601)	60,403
Total revenues	1,772,527	76,846	133,108	(158,731)	1,823,750
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	72,606	—	—	(72,606)	—
Other cost of revenues (excluding depreciation)	1,504,915	42,961	96,962	(86,334)	1,558,504
Total cost of revenues (excluding depreciation)	1,577,521	42,961	96,962	(158,940)	1,558,504
Operating expense (excluding depreciation)	115,920	5,892	20,706	—	142,518
Depreciation and amortization	25,421	5,800	2,435	804	34,460
General and administrative expense (excluding depreciation)	—	—	—	24,875	24,875
Equity earnings from refining and logistics investments	(3,377)	(2,452)	—	—	(5,829)
Acquisition and integration costs	—	—	—	64	64
Par West redevelopment and other costs	—	—	—	2,985	2,985
Other operating loss, net	726	125	—	—	851
Operating income (loss)	$56,316	$24,520	$13,005	$(28,519)	$65,322
Interest expense and financing costs, net					(15,934)
Debt extinguishment and commitment costs					(62)
Other loss, net					(14)
Equity earnings from Laramie Energy, LLC					9,179
Income before income taxes					58,491
Income tax expense					(12,340)
Net income					$46,151
Less:
Net loss attributable to noncontrolling interest					(8,299)
Net income attributable to Par Pacific stockholders					$54,450

Capital expenditures	$31,953	$5,988	$3,232	$1,897	$43,070

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2026 and 2025

Three Months Ended March 31, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,605,535	$—	$111,621	$(80,818)	$1,636,338
Other revenue	80,594	71,415	24,811	(68,122)	108,698
Total revenues	1,686,129	71,415	136,432	(148,940)	1,745,036
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	68,149	—	—	(68,149)	—
Other cost of revenues (excluding depreciation)	1,502,973	40,567	96,639	(80,819)	1,559,360
Total cost of revenues (excluding depreciation)	1,571,122	40,567	96,639	(148,968)	1,559,360
Operating expense (excluding depreciation)	118,620	4,365	21,169	—	144,154
Depreciation and amortization	26,397	6,819	2,662	708	36,586
General and administrative expense (excluding depreciation)	—	—	—	24,243	24,243
Equity earnings from refining and logistics investments	(5,289)	(2,225)	—		(7,514)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,982	3,982
Other operating loss, net	—	—	1	—	1
Operating income (loss)	$(24,721)	$21,889	$15,961	$(28,905)	$(15,776)
Interest expense and financing costs, net					(21,848)
Debt extinguishment and commitment costs					(25)
Other loss, net					(371)
Equity earnings from Laramie Energy, LLC					726
Income before income taxes					(37,294)
Income tax benefit					6,894
Net loss					$(30,400)
Less:
Net loss attributable to noncontrolling interest					—
Net loss attributable to Par Pacific stockholders					$(30,400)

Capital expenditures	$33,974	$3,821	$2,458	680	$40,933
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $158.7 million and $148.9 million for the three months ended March 31, 2026 and 2025, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growing energy company based in Houston, Texas, that provides both renewable and conventional fuels to the western United States. For more information, please read “Note 1—Overview” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Recent Events Affecting Comparability of Periods
Operational Update
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations. The 47 days of idle time in 2025 impacted comparability between the three months ended March 31, 2026, and March 31, 2025.
Economic Update
Geopolitical tensions in the Middle East and Red Sea region continue in 2026, putting upward pressure on prices in March 2026. The effective closure of the Strait of Hormuz in early March 2026 has disrupted global trade patterns and increased crude oil price volatility worldwide. Crude oil prices increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Brent crude oil prices averaged $99.60 per barrel during March, raising the quarterly average to $78.38 per barrel during the three months ended March 31, 2026, compared to $74.98 per barrel during the three months ended March 31, 2025. Average U.S. retail gasoline prices spiked to $3.48 per gallon in March, raising the quarterly average to $2.99 per gallon during the three months ended March 31, 2026, consistent with the average cost per gallon during the three months ended March 31, 2025. On March 1, 2026, OPEC agreed to increase output by 206,000 barrels per day beginning in April 2026. The overall energy price index increased 12.5% and the total consumer price index increased 3.3% year over year as of March 31, 2026.
Please read our Item 1A. — Risk Factors discussion below and on our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
Employee Update
Approximately 49% of the workforce at our Hawaii and Tacoma refineries are represented by the United Steelworkers Union under a collective bargaining agreement that expired January 31, 2026, and is currently subject to 24-hour extension periods while the parties continue their negotiations.
Results of Operations
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net Income (Loss) Attributable to Par Pacific Stockholders. Our financial results for the first quarter of 2026 improved from a net loss attributable to Par Pacific stockholders of $30.4 million for the three months ended March 31, 2025, to net income attributable to Par Pacific Stockholders of $54.5 million for the three months ended March 31, 2026. The $84.9 million increase was primarily driven by an $81.0 million increase in our refining segment operating income, an $8.5 million increase in Equity earnings from Laramie Energy, LLC, and a $5.9 million decrease in Interest expense and financing costs, net, partially offset by a $19.2 million increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the three months ended March 31, 2026, Adjusted EBITDA was $91.5 million compared to $10.1 million for the three months ended March 31, 2025. The $81.4 million increase was primarily due to an $80.8 million increase in refining segment Adjusted Gross Margin.
For the three months ended March 31, 2026, Adjusted Net Income attributable to Par Pacific stockholders was $38.5 million compared to Adjusted Net Loss attributable to Par Pacific stockholders of $50.3 million for the three months ended March 31, 2025. The $88.8 million improvement was primarily related to the factors described above for the increase in Adjusted EBITDA and a $5.8 million decrease in Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain).

Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
The following tables summarize our consolidated results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$1,823,750	$1,745,036	$78,714	5%
Cost of revenues (excluding depreciation)	1,558,504	1,559,360	(856)	—%
Operating expense (excluding depreciation)	142,518	144,154	(1,636)	(1)%
Depreciation and amortization	34,460	36,586	(2,126)	(6)%
General and administrative expense (excluding depreciation)	24,875	24,243	632	3%
Equity earnings from refining and logistics investments	(5,829)	(7,514)	1,685	22%
Acquisition and integration costs	64	—	64	NM (1)
Par West redevelopment and other costs	2,985	3,982	(997)	(25)%
Other operating loss, net	851	1	850	85,000%
Total operating expenses	1,758,428	1,760,812
Operating income (loss)	65,322	(15,776)
Other income (expense)
Interest expense and financing costs, net	(15,934)	(21,848)	5,914	(27)%
Debt extinguishment and commitment costs	(62)	(25)	(37)	148%
Other expense, net	(14)	(371)	357	(96)%
Equity earnings from Laramie Energy, LLC	9,179	726	8,453	1,164%
Total other expense, net	(6,831)	(21,518)
Income (loss) before income taxes	58,491	(37,294)
Income tax benefit (expense)	(12,340)	6,894	(19,234)	(279)%
Net income (loss)	46,151	(30,400)
Less:
Net loss attributable to noncontrolling interest	(8,299)	—	(8,299)	NM (1)
Net income (loss) attributable to Par Pacific stockholders	$54,450	$(30,400)
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2026 and 2025 (in thousands).

Three Months Ended March 31, 2026	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,772,527	$76,846	$133,108	$(158,731)	$1,823,750
Cost of revenues (excluding depreciation)	1,577,521	42,961	96,962	(158,940)	1,558,504
Operating expense (excluding depreciation)	115,920	5,892	20,706	—	142,518
Depreciation and amortization	25,421	5,800	2,435	804	34,460
General and administrative expense (excluding depreciation)	—	—	—	24,875	24,875
Equity earnings from refining and logistics investments	(3,377)	(2,452)	—	—	(5,829)
Acquisition and integration costs	—	—	—	64	64
Par West redevelopment and other costs	—	—	—	2,985	2,985
Other operating loss, net	726	125	—	—	851
Operating income (loss)	$56,316	$24,520	$13,005	$(28,519)	$65,322

Three Months Ended March 31, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,686,129	$71,415	$136,432	$(148,940)	$1,745,036
Cost of revenues (excluding depreciation)	1,571,122	40,567	96,639	(148,968)	1,559,360
Operating expense (excluding depreciation)	118,620	4,365	21,169	—	144,154
Depreciation and amortization	26,397	6,819	2,662	708	36,586
General and administrative expense (excluding depreciation)	—	—	—	24,243	24,243
Equity earnings from refining and logistics investments	(5,289)	(2,225)	—	—	(7,514)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,982	3,982
Other operating loss, net	—	—	1	—	1
Operating income (loss)	$(24,721)	$21,889	$15,961	$(28,905)	$(15,776)
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions that eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $158.7 million and $148.9 million for the three months ended March 31, 2026 and 2025, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total Refining Segment
Feedstocks Throughput (Mbpd)	184.3	176.0
Refined product sales volume (Mbpd)	188.8	184.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$11.16	$6.59
Production costs per bbl ($/throughput bbl)	6.93	7.41
D&A per bbl ($/throughput bbl)	1.53	1.67

Hawaii Refinery
Feedstocks Throughput (Mbpd)	89.8	79.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	28.7%	25.8%
Distillates	35.9%	34.4%
Fuel oils	30.5%	32.4%
Other products	2.0%	4.0%
Total yield	97.1%	96.6%

Refined product sales volume (Mbpd)	90.4	88.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$13.10	$8.90
Production costs per bbl ($/throughput bbl)	4.67	4.81
D&A per bbl ($/throughput bbl)	0.26	0.23

Montana Refinery
Feedstocks Throughput (Mbpd)	56.9	51.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.8%	45.3%
Distillates	35.5%	32.5%
Asphalt	9.3%	11.2%
Other products	2.9%	3.2%
Total yield	94.5%	92.2%

Refined product sales volume (Mbpd)	50.7	47.4

	Three Months Ended March 31,
	2026	2025
Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$6.93	$5.04
Production costs per bbl ($/throughput bbl)	9.05	10.56
D&A per bbl ($/throughput bbl)	2.57	2.34

Washington Refinery
Feedstocks Throughput (Mbpd)	23.0	38.6
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.1%	24.3%
Distillates	33.0%	35.9%
Asphalt	17.9%	15.4%
Other products	21.5%	20.5%
Total yield	96.5%	96.1%

Refined product sales volume (Mbpd)	30.4	36.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$8.17	$2.09
Production costs per bbl ($/throughput bbl)	7.53	4.16
D&A per bbl ($/throughput bbl)	2.98	2.01

Wyoming Refinery
Feedstocks Throughput (Mbpd)	14.6	6.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.7%	50.5%
Distillates	44.0%	45.7%
Fuel oils	2.2%	2.3%
Other products	2.1%	1.1%
Total yield	97.0%	99.6%

Refined product sales volume (Mbpd)	17.3	12.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$26.79	$19.83
Production costs per bbl ($/throughput bbl)	11.68	34.35
D&A per bbl ($/throughput bbl)	3.02	12.25

	Three Months Ended March 31,
	2026	2025

Market Indices (average $ per barrel)
Hawaii Index	$31.11	$8.13
Montana Index	4.84	7.07
Washington Index	8.20	4.15
Wyoming Index	19.30	20.31
Combined Index	19.21	7.38

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack	$36.01	$13.12
Montana 6.3.2.1 Product Crack	15.08	17.02
Washington 3.1.1.1 Product Crack	16.55	12.01
Wyoming 2.1.1 Product Crack	22.22	21.74

Crude Oil Prices (average $ per barrel)
Brent	$78.38	$74.98
WTI	72.67	71.42
ANS (-) Brent	2.91	2.18
Bakken Guernsey (-) WTI	0.20	(1.81)
Bakken Williston (-) WTI	(1.54)	(3.08)
WCS Hardisty (-) WTI	(13.75)	(12.45)
MSW (-) WTI	(3.06)	(5.20)
Syncrude (-) WTI	0.62	(1.96)
Brent M1-M3	3.89	1.22
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Total Refining Segment Adjusted Gross Margin per barrel is presented net of intercompany profit in inventory of $0.50 per barrel and $0.08 per barrel for the three months ended March 31, 2026, and March 31, 2025, respectively, which represents margin on intercompany sales where the inventory remains on our condensed consolidated balance sheet at period end.
Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Retail Segment
Retail sales volumes (thousands of gallons)	28,064	29,431
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
Management, including the CODM, uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. We believe Adjusted Net Income (Loss) attributable to Par Pacific stockholders, Adjusted EBITDA (as defined below) and Adjusted EBITDA by segment (as defined below) are useful supplemental financial measures that allow management and investors to assess the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis, the ability of our assets to generate cash to pay interest on our indebtedness, and our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
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
Beginning with the financial results reported for the fourth quarter of 2025, Adjusted EBITDA includes the Adjusted Net Income (Loss) attributable to noncontrolling interests associated with our joint venture established on October 21, 2025.
Adjusted Gross Margin
Adjusted Gross Margin is defined as Operating income (loss) excluding:
•operating expense (excluding depreciation);
•depreciation and amortization (“D&A”);
•Par’s portion of interest, taxes, and D&A expense from refining and logistics investments;
•impairment expense;
•other operating (gain) loss, net (which includes the impacts of the noncash remeasurement of our environmental liabilities);
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

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands).

Three months ended March 31, 2026	Refining	Logistics	Retail
Operating Income	$56,316	$24,520	$13,005
Operating expense (excluding depreciation)	115,920	5,892	20,706
Depreciation, depletion, and amortization	25,421	5,800	2,435
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	927	1,082	—
Inventory valuation adjustment	(61,226)	—	—
Environmental obligation mark-to-market adjustments	(29,508)	—	—
Unrealized loss on derivatives	76,911	—	—
Par's portion of accounting policy differences from refining and logistics investments	(412)	—	—
Other operating loss, net	726	125	—
Adjusted Gross Margin (1)	$185,075	$37,419	$36,146

Three months ended March 31, 2025	Refining	Logistics	Retail
Operating Income (Loss)	$(24,721)	$21,889	$15,961
Operating expense (excluding depreciation)	118,620	4,365	21,169
Depreciation, depletion, and amortization	26,397	6,819	2,662
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,152	966	—
Inventory valuation adjustment	(11,687)	—	—
Environmental obligation mark-to-market adjustments	4,954	—	—
Unrealized gain on derivatives	(9,442)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(945)	—	—
Other operating loss, net	—	—	1
Adjusted Gross Margin (1)	$104,328	$34,039	$39,793
____________________________________________________________________________
(1)For the three months ended March 31, 2026 and 2025, there was no impairment expense in Operating income (loss).
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
•other operating (gain) loss, net (which includes the impacts of the noncash remeasurement of our environmental liabilities); and
•Noncontrolling interest impact of non-GAAP adjustments.
Adjusted EBITDA is defined as Adjusted Net Income (Loss) attributable to Par Pacific stockholders plus Adjusted Net Income (Loss) attributable to noncontrolling interests excluding:
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
    The following table presents a reconciliation of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss) attributable to Par Pacific stockholders, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net Income (loss) attributable to Par Pacific stockholders	$54,450	$(30,400)
Inventory valuation adjustment	(61,226)	(11,687)
Environmental obligation mark-to-market adjustments	(29,508)	4,954
Unrealized loss (gain) on derivatives	76,879	(9,357)
Acquisition and integration costs	64	—
Par West redevelopment and other costs	2,985	3,982
Debt extinguishment and commitment costs	62	25
Changes in valuation allowance and other deferred tax items (1)	10,628	(6,894)
Severance costs and other non-operating expense (2)	53	726
Equity earnings from Laramie Energy, LLC, excluding cash distributions	(9,179)	(726)
Par's portion of accounting policy differences from refining and logistics investments	(412)	(945)
Other operating loss, net	851	1
Noncontrolling interest impact of non-GAAP adjustments	(7,105)	—
Adjusted Net Income (Loss) attributable to Par Pacific stockholders (3)	38,542	(50,321)
Adjusted Net Loss attributable to noncontrolling interests (4)	(1,194)	—
Depreciation, depletion, and amortization	34,460	36,586
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	15,966	21,763
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,009	2,118
Income tax expense	1,712	—
Adjusted EBITDA (3)	$91,495	$10,146
________________________________________
(1)For the three months ended March 31, 2026 and 2025, we recognized a non-cash deferred tax expense of $10.6 million and a deferred tax benefit of $6.9 million, respectively, driven by an increase in our 2026 taxable income. This tax expense (benefit) is included in Income tax expense (benefit) on our condensed consolidated statements of operations.
(2)For the three months ended March 31, 2025, we incurred $0.3 million of stock-based compensation expenses associated with equity awards modifications.

(3)For the three months ended March 31, 2026 and 2025, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, cash distributions from Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA made during the reporting periods.
(4)Represents the amount necessary to reconcile Adjusted Net Income (Loss) attributable to Par Pacific stockholders to consolidated adjusted net income (loss) used in calculating Adjusted EBITDA. The amount equals net income (loss) attributable to noncontrolling interest minus the noncontrolling interest impact of non-GAAP adjustments.
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
•other operating loss (gain), net (which includes the impacts of the noncash remeasurement of our environmental liabilities);
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

The following table presents a reconciliation of Adjusted EBITDA by segment to the most directly comparable GAAP financial measure, Operating income (loss) by segment, on a historical basis, for our operating segments for the periods indicated (in thousands).

Three Months Ended March 31, 2026	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$56,316	$24,520	$13,005	$(28,519)
Depreciation, depletion and amortization	25,421	5,800	2,435	804
Inventory valuation adjustment	(61,226)	—	—	—
Environmental obligation mark-to-market adjustments	(29,508)	—	—	—
Unrealized loss on commodity derivatives	76,911	—	—	—
Acquisition and integration costs	—	—	—	64
Par West redevelopment and other costs	—	—	—	2,985
Severance costs and other non-operating expense	—	—	53	—
Par's portion of accounting policy differences from refining and logistics investments	(412)	—	—	—
Other operating loss, net	726	125	—	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	927	1,082	—	—
Other loss, net	—	—	—	(14)
Adjusted EBITDA (1)	$69,155	$31,527	$15,493	$(24,680)

Three Months Ended March 31, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$(24,721)	$21,889	$15,961	$(28,905)
Depreciation, depletion and amortization	26,397	6,819	2,662	708
Inventory valuation adjustment	(11,687)	—	—	—
Environmental obligation mark-to-market adjustments	4,954	—	—	—
Unrealized gain on derivatives	(9,442)	—	—	—
Par West redevelopment and other costs	—	—	—	3,982
Severance costs and other non-operating expense	—	—	—	726
Par's portion of accounting policy differences from refining and logistics investments	(945)	—	—	—
Other operating loss, net	—	—	1	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,152	966	—	—
Other loss, net	—	—	—	(371)
Adjusted EBITDA (1)	$(14,292)	$29,674	$18,624	$(23,860)
________________________________________
(1)For the three months ended March 31, 2026 and 2025, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.

Factors Impacting Segment Results
Operating Income
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Refining. Operating income for our refining segment was $56.3 million for the three months ended March 31, 2026, an increase of $81.0 million compared to an operating loss of $24.7 million for the three months ended March 31, 2025. Please read the Adjusted Gross Margin discussion below for additional information. The increase in operating income was primarily driven by:

•	an increase of $111.6 million related to favorable changes in feedstock differentials across all our refineries,
•	a favorable FIFO adjustment of $150.8 million driven by rising feedstock costs, and
•	an increase of $77.8 million primarily related to higher crack spreads at our Washington, Hawaii, and Montana refineries partially offset by:

•	a decrease of $156.9 million related to unfavorable derivative impacts and
•	an unfavorable change of $104.0 million in the valuation of the step-out obligation related to our Inventory Intermediation Agreement driven by changes in commodity prices.
Logistics. Operating income for our logistics segment was $24.5 million for the three months ended March 31, 2026, an increase of $2.6 million compared to $21.9 million for the three months ended March 31, 2025. $5.4 million of the increase was driven by higher throughput activity across our Wyoming, Hawaii, and Montana logistics assets, partially offset by increased repair and maintenance costs of $2.7 million in Hawaii related to planned maintenance activities. Our Wyoming refinery was idle for 47 days in the first quarter of 2025 as a result of an operational incident.
Retail. Operating income for our retail segment was $13.0 million for the three months ended March 31, 2026, a decrease of $3.0 million compared to $16.0 million for the three months ended March 31, 2025. The decrease was primarily due to a $2.5 million decrease driven by lower fuel margins and a $1.4 million decline related to 5% lower fuel sales volumes.
Adjusted Gross Margin
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Refining. For the three months ended March 31, 2026, our refining Adjusted Gross Margin was $185.1 million, an increase of $80.8 million compared to $104.3 million for the three months ended March 31, 2025. The increase was primarily driven by a $60.7 million increase related to favorable feedstock costs, and $79.3 million related to higher crack spreads, partially offset by $70.6 million related to unfavorable impacts from realized derivatives and a $32.1 million increase in environmental costs. Our combined index improved $11.83 per barrel, or 160%, in the first quarter of 2026 compared to the comparable period in 2025.
Logistics. For the three months ended March 31, 2026, our logistics Adjusted Gross Margin was $37.4 million, an increase of $3.4 million compared to $34.0 million for the three months ended March 31, 2025. The increase is primarily due to higher throughput activity across our Hawaii, Montana and Wyoming logistics assets, partially offset by a $2.7 million increase in repair and maintenance costs in Hawaii related to planned maintenance activities.
Retail. For the three months ended March 31, 2026, our retail Adjusted Gross Margin was $36.1 million, a decrease of $3.7 million compared to $39.8 million for the three months ended March 31, 2025. The decrease was primarily due to a $2.5 million decrease driven by fuel margins and a $1.4 million decrease related to lower fuel sales volumes.
Discussion of Consolidated Results
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Revenues. For the three months ended March 31, 2026, revenues were $1.8 billion, a $0.1 billion increase compared to $1.7 billion for the three months ended March 31, 2025. The increase was primarily driven by higher refining revenue due to higher average product crack spreads and a 2% increase in product sales volumes. Average Brent crude oil prices increased 5% and average WTI crude oil prices increased 2% as compared to the prior period. The Combined Index increased 160% compared to the first quarter of 2025. Revenues at our retail segment decreased $3.3 million primarily due to a 5% decline in fuel sales volumes related to a 2% increase in prices. Please read our key operating statistics for further information.

Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2026, and the three months ended March 31, 2025, cost of revenues (excluding depreciation) was $1.6 billion.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2026, operating expense (excluding depreciation) was $142.5 million, relatively consistent with $144.2 million for the three months ended March 31, 2025.
Depreciation and Amortization. For the three months ended March 31, 2026, D&A was $34.5 million, a decrease of $2.1 million compared to $36.6 million for the three months ended March 31, 2025. The decrease was primarily due to Wyoming equipment damaged in the 2025 operational incident and no similar events in 2026.
General and Administrative Expense (Excluding Depreciation). For the three months ended March 31, 2026, general and administrative expense (excluding depreciation) was $24.9 million, relatively consistent with $24.2 million for the three months ended March 31, 2025.
Equity Earnings From Refining and Logistics Investments. During the three months ended March 31, 2026, Equity earnings from refining and logistics investments were $5.8 million, a decrease of $1.7 million compared to $7.5 million for the three months ended March 31, 2025. The decrease was primarily due to a $1.9 million decrease in our proportionate share of YELP’s net income. Please read “Note 3—Refining and Logistics Equity Investments” for further information.
Acquisition and Integration Costs. For the three months ended March 31, 2026, we incurred an immaterial amount of acquisition and integration costs, which was relatively consistent with the three months ended March 31, 2025, in which we incurred no acquisition and integration costs.
Par West Redevelopment and Other Costs. For the three months ended March 31, 2026, Par West redevelopment and other costs were $3.0 million, a decrease of $1.0 million compared to $4.0 million for the three months ended March 31, 2025, primarily due to a decrease in redevelopment activities.
Other Operating Loss, Net. For the three months ended March 31, 2026, there was a $0.9 million other operating loss, net, related to the disposal of refinery and logistics property and equipment. For the three months ended March 31, 2025, other operating loss, net, was immaterial.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2026, our interest expense and financing costs were $15.9 million, a decrease of $5.9 million compared to $21.8 million for the three months ended March 31, 2025, primarily due to a decrease in interest expense related to lower outstanding balances under our ABL Credit Facility and lower Term Loan Credit Agreement interest rates.
Equity earnings from Laramie Energy, LLC. For the three months ended March 31, 2026, Equity earnings from Laramie Energy, LLC were $9.2 million compared to Equity earnings from Laramie Energy, LLC of $0.7 million for the three months ended March 31, 2025. The increase was primarily due to an $8.7 million increase in our proportionate share of Laramie Energy’s net income. Please read “Note 4—Investment in Laramie Energy” for further discussion.
Income Taxes. For the three months ended March 31, 2026, our income tax expense was $12.3 million, an increase of $19.2 million compared to a $6.9 million income tax benefit for three months ended March 31, 2025, primarily related to our pre-tax net income in the first quarter of 2026 as compared to our pre-tax net loss in the first quarter of 2025. Please read “Note 18—Income Taxes” for further discussion.
Net Loss Attributable to Noncontrolling Interests. For the three months ended March 31, 2026, losses attributable to noncontrolling interests were $8.3 million related to our Hawaii Renewables joint venture. For the three months ended March 31, 2025, there was no income or loss attributable to noncontrolling interests. Please read “Note 5—Joint Venture” for further discussion.
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

	As of March 31, 2026
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$18,080	$131,392	$22,696	$172,168
Restricted cash	352	—	—	352
Trade accounts receivable	—	481,507	—	481,507
Inventories	—	1,306,120	55,848	1,361,968
Prepaid and other current assets	6,057	127,883	972	134,912
Current note receivable from subsidiaries	48,000	—	(48,000)	—
Due from related parties	603,246	—	(603,246)	—
Total current assets	675,735	2,046,902	(571,730)	2,150,907
Property, plant, and equipment
Property, plant, and equipment	27,456	1,753,853	113,773	1,895,082
Less accumulated depreciation and amortization	(18,300)	(658,097)	(10,216)	(686,613)
Property, plant, and equipment, net	9,156	1,095,756	103,557	1,208,469
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,683	367,603	—	374,286
Refining and logistics equity investments	—	—	101,660	101,660
Investment in Laramie Energy, LLC	—	—	44,985	44,985
Investment in subsidiaries	1,064,578	—	(1,064,578)	—
Intangible assets, net	—	8,298	1,443	9,741
Goodwill	—	124,679	2,597	127,276
Other long-term assets	—	180,176	12,019	192,195
Total assets	$1,756,152	$3,823,414	$(1,370,047)	$4,209,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$52,924	$(48,021)	$4,903
Obligations under inventory financing agreements	—	225,631	61,667	287,298
Accounts payable	4,830	554,579	18,760	578,169
Accrued taxes	13	16,935	79	17,027
Operating lease liabilities	566	99,606	—	100,172
Other accrued liabilities	1,890	327,334	7,955	337,179
Due to related parties	276,236	407,347	(683,583)	—
Total current liabilities	283,535	1,684,356	(643,143)	1,324,748
Long-term liabilities
Long-term debt, net of current maturities	—	942,715	—	942,715
Finance lease liabilities	632	14,625	(3,835)	11,422
Operating lease liabilities	10,009	285,228	—	295,237
Other liabilities	—	188,884	(104,858)	84,026
Total liabilities	294,176	3,115,808	(751,836)	2,658,148
Commitments and contingencies
Noncontrolling interest	—	—	35,542	35,542
Stockholders’ equity
Common stock	493	—	—	493
Additional paid-in capital	882,044	(262,066)	315,919	935,897
Accumulated earnings (deficit)	567,806	960,143	(960,143)	567,806
Accumulated other comprehensive income (loss)	11,633	9,529	(9,529)	11,633
Total stockholders’ equity	1,461,976	707,606	(653,753)	1,515,829
Total liabilities, noncontrolling interest, and stockholders’ equity	$1,756,152	$3,823,414	$(1,370,047)	$4,209,519

	As of December 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$15,639	$125,892	$22,582	$164,113
Restricted cash	351	—	—	351
Trade accounts receivable	—	312,672	—	312,672
Inventories	—	1,199,523	29,264	1,228,787
Prepaid and other current assets	2,903	65,864	1,401	70,168
Due from related parties	579,579	—	(579,579)	—
Current note receivable from subsidiaries	60,000	—	(60,000)	—
Total current assets	658,472	1,703,951	(586,332)	1,776,091
Property, plant, and equipment
Property, plant, and equipment	25,016	1,729,382	108,707	1,863,105
Less accumulated depreciation and amortization	(17,730)	(637,470)	(9,954)	(665,154)
Property, plant, and equipment, net	7,286	1,091,912	98,753	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,787	384,608	—	391,395
Refining and logistics equity investments	—	—	98,654	98,654
Investment in Laramie Energy, LLC	—	—	35,806	35,806
Investment in subsidiaries	1,051,331	—	(1,051,331)	—
Intangible assets, net	—	8,541	943	9,484
Goodwill	—	124,679	2,597	127,276
Long term note receivable from subsidiaries	3,000	—	(3,000)	—
Other long-term assets	—	174,385	22,647	197,032
Total assets	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$64,930	$(60,000)	$4,930
Obligations under inventory financing agreements	—	130,150	31,342	161,492
Accounts payable	3,062	331,502	6,991	341,555
Accrued taxes	—	31,565	—	31,565
Operating lease liabilities	536	99,022	—	99,558
Other accrued liabilities	3,474	457,297	6,265	467,036
Due to related parties	254,102	393,859	(647,961)	—
Total current liabilities	261,174	1,508,325	(663,363)	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	—	800,940	(3,000)	797,940
Finance lease liabilities	690	15,201	(3,889)	12,002
Operating lease liabilities	10,192	302,258	—	312,450
Other liabilities	—	153,152	(100,507)	52,645
Total liabilities	272,056	2,779,876	(770,759)	2,281,173
Commitments and contingencies
Noncontrolling interest	—	—	40,976	40,976
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	497	—	—	497
Additional paid-in capital	901,221	(205,916)	262,636	957,941
Accumulated earnings (deficit)	541,376	904,494	(904,494)	541,376
Accumulated other comprehensive income (loss)	11,726	9,622	(9,622)	11,726
Total stockholders’ equity	1,454,820	708,200	(651,480)	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689

	Three Months Ended March 31, 2026
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$203	$1,825,450	$(1,903)	$1,823,750

Operating expenses
Cost of revenues (excluding depreciation)	—	1,538,435	20,069	1,558,504
Operating expense (excluding depreciation)	—	141,004	1,514	142,518
Depreciation and amortization	570	33,632	258	34,460
General and administrative expense (excluding depreciation)	6,732	18,143	—	24,875
Equity earnings from refining and logistics investments	—	—	(5,829)	(5,829)
Acquisition and integration costs	64	—	—	64
Par West redevelopment and other costs	—	2,985	—	2,985
Other operating loss, net	—	851	—	851
Total operating expenses	7,366	1,735,050	16,012	1,758,428

Operating income (loss)	(7,163)	90,400	(17,915)	65,322

Other income (expense)
Interest expense and financing costs, net	(18)	(15,610)	(306)	(15,934)
Debt extinguishment and commitment costs	—	(62)	—	(62)
Other income (expense), net	(9)	—	(5)	(14)
Equity earnings (losses) from subsidiaries	61,639	—	(61,639)	—
Equity earnings from Laramie Energy, LLC	—	—	9,179	9,179
Total other income (expense), net	61,612	(15,672)	(52,771)	(6,831)

Income (loss) before income taxes	54,449	74,728	(70,686)	58,491
Income tax benefit (expense) (1)	—	(19,079)	6,739	(12,340)
Net income (loss)	54,449	55,649	(63,947)	46,151
Less:
Net loss attributable to noncontrolling interest	—	—	(8,299)	(8,299)
Net income attributable to Par Pacific stockholders	$54,449	$55,649	$(55,648)	$54,450

Adjusted EBITDA	$(6,538)	$94,634	$3,399	$91,495

	Three Months Ended March 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,745,009	$27	$1,745,036

Operating expenses
Cost of revenues (excluding depreciation)	—	1,559,360	—	1,559,360
Operating expense (excluding depreciation)	—	144,154	—	144,154
Depreciation and amortization	487	36,051	48	36,586
General and administrative expense (excluding depreciation)	7,302	16,941	—	24,243
Equity earnings from refining and logistics investments	—	—	(7,514)	(7,514)
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	3,982	—	3,982
Other operating loss, net	—	1	—	1
Total operating expenses	7,789	1,760,489	(7,466)	1,760,812

Operating income (loss)	(7,789)	(15,480)	7,493	(15,776)

Other income (expense)
Interest expense and financing costs, net	(31)	(21,904)	87	(21,848)
Debt extinguishment and commitment costs	—	(25)	—	(25)
Other income (expense), net	(8)	(363)	—	(371)
Equity earnings (losses) from subsidiaries	(22,572)	—	22,572	—
Equity earnings from Laramie Energy, LLC	—	—	726	726
Total other income (expense), net	(22,611)	(22,292)	23,385	(21,518)

Income (loss) before income taxes	(30,400)	(37,772)	30,878	(37,294)
Income tax benefit (expense) (1)	—	6,993	(99)	6,894
Net income (loss)	$(30,400)	$(30,779)	$30,779	$(30,400)
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Par Pacific stockholders	$(30,400)	$(30,779)	$30,779	$(30,400)

Adjusted EBITDA	$(7,129)	$8,561	$8,714	$10,146
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
Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Par Borrower and Subsidiaries,” and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in a similar manner as the Par Pacific Holdings, Inc. Adjusted EBITDA. Net income (loss), which management considers the most directly comparable GAAP measure, is used as the basis for the calculation instead of Net income (loss) attributable to Par Pacific stockholders because certain adjustments used in calculating Adjusted EBITDA are not practicably segregated at these levels. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA” above.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2026
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$54,449	$55,649	$(63,947)	$46,151
Inventory valuation adjustment	—	(69,404)	8,178	(61,226)
Environmental obligation mark-to-market adjustments	—	(29,508)	—	(29,508)
Unrealized loss on derivatives	—	65,593	11,286	76,879
Acquisition and integration costs	64	—	—	64
Par West redevelopment and other costs	—	2,985	—	2,985
Debt extinguishment and commitment costs	—	62	—	62
Severance costs and other non-operating expense	—	53	—	53
Other operating loss (gain), net	—	851	—	851
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(9,179)	(9,179)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(412)	(412)
Depreciation and amortization	570	33,632	258	34,460
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	18	15,642	306	15,966
Equity losses (income) from subsidiaries	(61,639)	—	61,639	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	2,009	2,009
Income tax expense (benefit)	—	19,079	(6,739)	12,340
Adjusted EBITDA (1)	$(6,538)	$94,634	$3,399	$91,495

	Three Months Ended March 31, 2025
	Parent Guarantor	Par Borrower and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(30,400)	$(30,779)	$30,779	$(30,400)
Inventory valuation adjustment	—	(11,687)	—	(11,687)
Environmental obligation mark-to-market adjustments	—	4,954	—	4,954
Unrealized loss (gain) on derivatives	—	(9,357)	—	(9,357)
Par West redevelopment and other costs	—	3,982	—	3,982
Debt extinguishment and commitment costs	—	25	—	25
Severance costs and other non-operating expense (2)	181	545	—	726
Other operating loss, net	—	1	—	1
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(726)	(726)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(945)	(945)
Depreciation and amortization	487	36,051	48	36,586
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	31	21,819	(87)	21,763
Equity losses (income) from subsidiaries	22,572	—	(22,572)	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	2,118	2,118
Income tax expense (benefit)	—	(6,993)	99	(6,894)
Adjusted EBITDA (1)	$(7,129)	$8,561	$8,714	$10,146
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA.
(2)For the three months ended March 31, 2025, we incurred $0.3 million of stock-based compensation expenses associated with equity awards modifications.
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
Our liquidity position as of March 31, 2026, was $937.7 million, consisting of $172.2 million of cash and cash equivalents and $765.5 million of availability under the ABL Credit Facility. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, to repay or refinance indebtedness and to repurchase shares of our common stock.
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
Cash Requirements. There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, outside the ordinary course of business.

Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(40,707)	$(1,399)
Net cash used in investing activities	(43,070)	(40,921)
Net cash provided by (used in) financing activities	91,833	(15,853)
Cash flows for the three months ended March 31, 2026
Net cash used in operating activities for the three months ended March 31, 2026, was primarily driven by net cash used for changes in operating assets and liabilities of approximately $202.7 million, non-cash charges to operations and non-operating items of approximately $115.9 million, and net income of $46.2 million. Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $168.8 million increase in Accounts receivable primarily driven by timing of collections and increased pricing;
•	a $132.6 million increase in Inventories driven by higher average inventory costs and increases in total volumes, partially offset by a decrease in environmental credit inventory;
•	an $88.4 million increase in prepaid and other expenses primarily driven by increases in derivative assets and prepaid environmental credits; and
•	an increase in deferred turnaround expenditures of $17.9 million driven by expenditures related to Tacoma planned maintenance and Hawaii refinery turnaround activities;

partially offset by:

•	a $125.8 million increase in obligations under inventory financing agreements primarily due to higher financed inventory volumes and prices and
•
an increase in Accounts payable and Other accrued liabilities of $79.2 million primarily driven by timing of payments and an increase in environmental credit obligations related to 2026 production, partially offset by the retirement of prior year CCA obligations.

Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	unrealized loss on derivatives contracts of $76.9 million driven by commodity prices,
•	depreciation and amortization expenses of $34.5 million, and
•	a $10.6 million change in deferred tax assets driven by our net income during the period,

partially offset by:

•	equity earnings of $9.2 million from our investment in Laramie Energy.

    Net cash used in investing activities for the three months ended March 31, 2026, consisted primarily of $43.1 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including planned maintenance at our Hawaii and Washington refineries and our Hawaii renewable hydrotreater project.
Net cash provided by financing activities was approximately $91.8 million for the three months ended March 31, 2026, and consisted primarily of net borrowings of debt of $143.3 million driven by ABL Credit Facility activity, partially offset by repurchases of common stock of $36.7 million, including $28.0 million of repurchases under the share repurchase program, and $18.2 million related to stock option exercises settled in cash.
Cash flows for the three months ended March 31, 2025
Net cash used in operating activities for the three months ended March 31, 2025, was driven primarily by a net loss of $30.4 million, non-cash charges to operations and non-operating items of approximately $14.9 million, and net cash provided by changes in operating assets and liabilities of approximately $14.1 million. Non-cash charges to operations consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $36.6 million, and
•	stock based compensation costs of $3.5 million,

partially offset by:

•	unrealized gain on derivatives contracts of $9.4 million,
•	equity earnings of $7.5 million from our refining and logistic investments,
•	a $6.9 million change in deferred tax assets driven by our net income during the period, and
•	a $2.3 million benefit from changes in our inventory reserve for the lower of cost or net realizable value.
Net cash provided by changes in operating assets and liabilities resulted primarily from:

•	a $40.3 million decrease in prepaid and other expenses, primarily driven by decreases in derivative collateral,
•
a $31.9 million decrease in inventories primarily related to a $57.0 million decline in RINs and environmental credits inventory partially offset by a $13.3 million increase in crude inventory and an $8.3 million increase in refined products and blendstock inventory,

•	a $17.3 million increase in obligations under inventory financing agreements primarily due to increases in the step-out liability driven by higher volumes, and
•	a $13.8 million decrease in accounts receivable primarily related to lower volumes and the timing of collections,

partially offset by:

•	a decrease in Accounts payable and other accrued liabilities of $61.0 million primarily driven by timing of payments, a $9.7 million decrease in advances from customers, and a $14.2 million decrease in RINs and other environmental credit obligations, and
•	an increase in deferred turnaround expenditures of $28.2 million driven by expenditures related to Montana refinery turnaround activities.
Net cash used in investing activities for the three months ended March 31, 2025, consisted primarily of $40.9 million in additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including our Hawaii renewable hydrotreater project, planned maintenance at our Montana refinery, and repair and replacement work related to our Wyoming operational incident.
Net cash used in financing activities was approximately $15.9 million for the three months ended March 31, 2025, and consisted primarily of repurchases of common stock of $51.1 million partially offset by net borrowings of debt of $35.3 million primarily driven by ABL Credit Facility activity.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the three months ended March 31, 2026.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the Russia-Ukraine war, military conflicts in the Middle East, the political activity in Venezuela, Houthi-related disruptions in the Red Sea, the ongoing military conflict with Iran and disruptions in the Strait of Hormuz, and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; the impact of tariffs and potential disruptions in international trade on our business; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about the impact of future events on our existing business; the expected production volumes and operating performance of renewable fuels production in Hawaii through the Hawaii Renewables, LLC joint venture, as well as the commercial and other benefits anticipated from that joint venture; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our disclosures about market risks as of and for the three months ended March 31, 2026, as compared to our disclosures about market risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read “Note 15—Commitments and Contingencies” to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
Other than the following risk factors, there have been no material changes from the risks factors included under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors discussed in our 2025 Form 10-K, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the Renewables LC Facility, ABL Credit Facility, and Term Loan Credit Agreement, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2026:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2026	543,457	$36.78	543,457	$117,183,955
February 1 - February 28, 2026	353,807	41.80	193,695	109,188,350
March 1 - March 31, 2026	—	—	—	109,188,350
Total	897,264	$38.76	737,152	$109,188,350
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
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 6, 2026