Form 10-Q
period 2026-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2026-08-05
CIK 821483

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
For the quarterly period ended June 30, 2026

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

50,099,627 shares of Common Stock, $0.01 par value, were outstanding as of July 30, 2026.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$184,997	$164,113
Restricted cash	1,853	351
Trade accounts receivable, net of allowances of $0.6 million and $0.4 million at June 30, 2026, and December 31, 2025, respectively	514,384	312,672
Inventories	1,441,156	1,228,787
Prepaid and other current assets	311,919	70,168
Total current assets	2,454,309	1,776,091
Property, plant, and equipment
Property, plant, and equipment	1,934,371	1,863,105
Less accumulated depreciation and amortization	(707,071)	(665,154)
Property, plant, and equipment, net	1,227,300	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	361,234	391,395
Refining and logistics equity investments	109,128	98,654
Investment in Laramie Energy, LLC	43,319	35,806
Intangible assets, net	9,949	9,484
Goodwill	127,276	127,276
Other long-term assets	201,519	197,032
Total assets	$4,534,034	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,048	$4,930
Obligations under inventory financing agreements	162,307	161,492
Accounts payable	539,476	341,555
Accrued taxes	37,571	31,565
Operating lease liabilities	110,005	99,558
Other accrued liabilities	483,243	467,036
Total current liabilities	1,333,650	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	738,150	797,940
Finance lease liabilities	10,842	12,002
Operating lease liabilities	271,689	312,450
Other liabilities	160,648	52,645
Total liabilities	2,514,979	2,281,173
Noncontrolling interest	36,614	40,976
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2026, and December 31, 2025, 49,274,156 shares and 49,685,138 shares issued at June 30, 2026, and December 31, 2025, respectively	493	497
Additional paid-in capital	940,696	957,941
Accumulated earnings	1,029,711	541,376
Accumulated other comprehensive income	11,541	11,726
Total stockholders’ equity	1,982,441	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$4,534,034	$3,833,689

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$2,968,869	$1,893,438	$4,792,619	$3,638,474

Operating expenses
Cost of revenues (excluding depreciation)	2,116,189	1,593,479	3,674,693	3,152,839
Operating expense (excluding depreciation)	157,122	148,680	299,640	292,834
Depreciation and amortization	36,454	34,712	70,914	71,298
General and administrative expense (excluding depreciation)	28,047	23,648	52,922	47,891
Equity earnings from refining and logistics investments	(7,468)	(7,305)	(13,297)	(14,819)
Acquisition and integration costs	—	—	64	—
Par West redevelopment and other costs	3,676	4,690	6,661	8,672
Other operating loss (gain), net	296	(1,226)	1,147	(1,225)
Total operating expenses	2,334,316	1,796,678	4,092,744	3,557,490

Operating income	634,553	96,760	699,875	80,984

Other income (expense)
Interest expense and financing costs, net	(14,268)	(22,106)	(30,202)	(43,954)
Debt extinguishment and commitment costs	(11,461)	—	(11,523)	(25)
Other expense, net	(171)	(163)	(185)	(534)
Equity earnings (losses) from Laramie Energy, LLC	(1,666)	1,856	7,513	2,582
Total other expense, net	(27,566)	(20,413)	(34,397)	(41,931)

Income before income taxes	606,987	76,347	665,478	39,053
Income tax expense	(144,046)	(16,887)	(156,386)	(9,993)
Net income	462,941	59,460	$509,092	$29,060
Less:
Net income (loss) attributable to noncontrolling interest	810	—	(7,489)	—
Net income attributable to Par Pacific stockholders	$462,131	$59,460	$516,581	$29,060

Income attributable to Par Pacific stockholders per share
Basic	$9.53	$1.18	$10.66	$0.56
Diluted	$9.35	$1.17	$10.43	$0.55
Weighted-average number of shares outstanding
Basic	48,509	50,373	48,460	52,052
Diluted	49,444	50,836	49,544	52,390

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$462,941	$59,460	$509,092	$29,060
Other comprehensive income (loss):
Other post-retirement (loss), net of tax	(92)	(77)	(185)	(153)
Total other comprehensive loss, net of tax	(92)	(77)	(185)	(153)
Comprehensive income	462,849	59,383	508,907	28,907
Less: Comprehensive income (loss) attributable to noncontrolling interest	810	—	(7,489)	—
Comprehensive income attributable to Par Pacific stockholders	$462,039	$59,383	$516,396	$28,907

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Income	$509,092	$29,060
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,914	71,298
Debt extinguishment and commitment costs	11,461	25
Non-cash interest expense	4,258	3,084
Non-cash lower of cost and net realizable value adjustment	8,271	(2,288)
Deferred taxes	132,967	8,579
Other operating loss (gain), net	1,147	(1,225)
Stock-based compensation	8,234	8,022
Unrealized (gain) loss on derivative contracts	47,987	(37,523)
Equity earnings from Laramie Energy, LLC	(7,513)	(2,582)
Equity earnings from refining and logistics investments	(13,297)	(14,819)
Dividends received from refining and logistics investments	2,823	5,840
Net changes in operating assets and liabilities:
Trade accounts receivable	(206,593)	11,447
Prepaid and other assets	(255,487)	(4,220)
Inventories	(222,454)	46,582
Deferred turnaround expenditures	(37,424)	(100,508)
Obligations under inventory financing agreements	815	(33,204)
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	186,660	144,611
Net cash provided by operating activities	241,861	132,179
Cash flows from investing activities:
Capital expenditures	(82,781)	(89,059)
Proceeds from sale of assets and other	—	2,271
Net cash used in investing activities	(82,781)	(86,788)
Cash flows from financing activities:
Proceeds from borrowings	3,540,000	3,306,000
Repayments of borrowings	(3,607,775)	(3,319,617)
Payment of deferred loan costs	(16,204)	(47)
Purchase of common stock for retirement	(37,061)	(80,835)
Proceeds from exercise of stock options	1,956	—
Exercise of stock options	(18,189)	—
Proceeds from inventory financing agreements	4,880	25,122
Payments for debt extinguishment and commitment costs	(64)	(25)
Other financing activities, net	1,263	1,288
Net cash used in financing activities	(131,194)	(68,114)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,886	(22,723)
Cash, cash equivalents, and restricted cash at beginning of period	164,464	192,267
Cash, cash equivalents, and restricted cash at end of period	$192,350	$169,544

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$184,997	$169,195
Restricted cash included in current assets	1,853	349
Restricted cash included in other long-term assets	5,500	—
Total cash, cash equivalents, and restricted cash	$192,350	$169,544

Supplemental cash flow information:
Net cash paid for:
Interest	$(21,781)	$(37,904)
Taxes	(16,848)	(39)
Non-cash investing and financing activities:
Accrued capital expenditures	$23,318	$16,269
ROU assets obtained in exchange for new finance lease liabilities	—	471
ROU assets obtained in exchange for new operating lease liabilities	24,245	52,634
ROU assets terminated in exchange for release from operating lease liabilities	4,267	23

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	Total	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302	$—
Stock-based compensation	753	7	3,539	—	—	3,546	—
Purchase of common stock for retirement	(3,708)	(36)	(1,340)	(51,186)	—	(52,562)	—
Other comprehensive loss	—	—	—	—	(76)	(76)	—
Net loss	—	—	—	(30,400)	—	(30,400)	—
Balance, March 31, 2025	52,310	523	886,747	214,260	10,280	1,111,810	—
Issuance of common stock for employee stock purchase plan	57	—	1,515	—	—	1,515	—
Stock-based compensation	15	—	4,249	—	—	4,249	—
Purchase of common stock for retirement	(1,623)	(16)	(359)	(28,167)	—	(28,542)	—
Other comprehensive loss	—	—	—	—	(77)	(77)	—
Net income	—	—	—	59,460	—	59,460	—
Balance, June 30, 2025	50,759	$507	$892,152	$245,553	$10,203	$1,148,415	$—

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	Total	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance, December 31, 2025	49,685	$497	$957,941	$541,376	$11,726	$1,511,540	$40,976
Stock-based compensation	370	3	3,849	—	—	3,852	—
Contributions to joint venture	—	—	(2,865)	—	—	(2,865)	2,865
Purchase of common stock for retirement	(897)	(7)	(8,343)	(28,020)	—	(36,370)	—
Exercise of stock options	109	—	(14,685)	—	—	(14,685)	—
Other comprehensive loss	—	—	—	—	(93)	(93)	—
Net income (loss)	—	—	—	54,450	—	54,450	(8,299)
Balance, March 31, 2026	49,267	493	935,897	567,806	11,633	1,515,829	35,542
Issuance of common stock for employee stock purchase plan	26	—	1,486	—	—	1,486	—
Stock-based compensation, net	(4)	—	4,159	—	—	4,159	—
Contributions to joint venture	—	—	(262)	—	—	(262)	262
Purchase of common stock for retirement	(15)	—	(584)	(226)	—	(810)	—
Other comprehensive loss	—	—	—	—	(92)	(92)	—
Net income	—	—	—	462,131	—	462,131	810
Balance, June 30, 2026	49,274	$493	$940,696	$1,029,711	$11,541	$1,982,441	$36,614
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

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
As of June 30, 2026, we owned the following investments:
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
Allowance for Credit Losses
We did not have a material change in our allowances on trade receivables during the three and six months ended June 30, 2026 and 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Cost Classifications
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$6,111	$6,499	$11,877	$13,284
Operating expense	19,225	18,627	36,800	40,311
General and administrative expense	879	731	1,662	1,418
Accounting Principles Not Yet Adopted
On May 19, 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU establishes the first comprehensive GAAP framework for the recognition, measurement, presentation, and disclosure of environmental credits and the obligations they settle. The amendments in this ASU are effective for all annual and interim reporting periods with fiscal years beginning after December 15, 2027; early adoption is permitted. We are evaluating the impact of adopting the new guidance on filings subsequent to the effective date.
Accounting Principles Adopted
There have been no recent accounting pronouncements adopted, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, that had a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2026.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
As of June 30, 2026, we owned a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power production for the local utility grid. The change in our equity investment in YELP is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$70,294	$62,456	$69,740	$57,167
Equity earnings from YELP	5,125	5,842	8,850	11,479
Amortization of basis difference	(348)	(348)	(696)	(696)
Dividends received	—	—	(2,823)	—
Ending balance	$75,071	$67,950	$75,071	$67,950
Yellowstone Pipeline Company
As of June 30, 2026, we owned a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$31,366	$31,369	$28,914	$29,144
Equity earnings from YPLC	2,652	1,773	5,066	3,960
Accretion of basis difference	39	38	77	76
Dividends received	—	(5,840)	—	(5,840)
Ending balance	$34,057	$27,340	$34,057	$27,340

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Note 4—Investment in Laramie Energy
As of June 30, 2026, we owned a 46% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $43.3 million and $35.8 million as of June 30, 2026, and December 31, 2025, respectively.
As of June 30, 2026, and December 31, 2025, Laramie Energy’s term loan had an outstanding balance of $160.0 million.
At June 30, 2026, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $56.0 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy recorded in prior years.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$44,985	$13,224	$35,806	$12,498
Equity earnings (losses) from Laramie Energy	(3,072)	242	4,701	(646)
Accretion of basis difference	1,406	1,614	2,812	3,228
Ending balance	$43,319	$15,080	$43,319	$15,080
Note 5—Joint Venture
Renewable Fuels Facility Joint Venture
As of June 30, 2026, we held a 63.5% ownership interest in Hawaii Renewables and Alohi Renewable Energy LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, held the remaining 36.5% ownership interest. The joint venture was formed for the development, construction, ownership, and operation of the new renewables fuels manufacturing facility co-located with our Hawaii refinery (“Renewable Fuels Facility”). The Renewable Fuels Facility began commercial operations in April 2026.
The economic interest held by Alohi is recorded as a noncontrolling interest on our condensed consolidated balance sheets. Hawaii Renewables’ net income or loss is reflected in our refining segment on our condensed consolidated statements of operations.
Noncontrolling Interest
No accretion was recorded for the three and six months ended June 30, 2026. We do not consider any of the put or exit rights described in the Equity Contribution Agreement executed by the Company and Alohi on July 21, 2025, to be probable as of June 30, 2026, as Alohi has not exercised or indicated its intent to exercise its put option and none of the contingent events have occurred.
Note 6—Revenue Recognition
As of June 30, 2026, and December 31, 2025, receivables from contracts with customers were $456.3 million and $265.0 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $2.4 million and $6.7 million as of June 30, 2026, and December 31, 2025, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Three Months Ended June 30, 2026	Refining	Logistics	Retail
Product or service:
Gasoline	$957,965	$—	$135,399
Distillates (1)	1,311,895	—	18,275
Other refined products (2)	580,106	—	22
Merchandise	—	—	27,001
Transportation and terminalling services	—	79,584	—
Other revenue	55,116	—	828
Total segment revenues (3)	$2,905,082	$79,584	$181,525

Three Months Ended June 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$680,444	$—	$105,773
Distillates (1)	727,025	—	12,914
Other refined products (2)	392,184	—	—
Merchandise	—	—	27,147
Transportation and terminalling services	—	73,005	—
Other revenue	26,856	—	851
Total segment revenues (3)	$1,826,509	$73,005	$146,685

Six Months Ended June 30, 2026	Refining	Logistics	Retail
Product or service:
Gasoline	$1,630,617	$—	$232,284
Distillates (1)	2,103,987	—	29,983
Other refined products (2)	856,230	—	38
Merchandise	—	—	50,645
Transportation and terminalling services	—	156,430	—
Other revenue	86,775	—	1,683
Total segment revenues (3)	$4,677,609	$156,430	$314,633

Six Months Ended June 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$1,259,744	$—	$206,406
Distillates (1)	1,386,910	—	23,902
Other refined products (2)	758,534	—	—
Merchandise	—	—	51,175
Transportation and terminalling services	—	144,420	—
Other revenue	107,450	—	1,634
Total segment revenues (3)	$3,512,638	$144,420	$283,117
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to “Note 19—Segment Information” for the reconciliation of segment revenues to total consolidated revenues.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Note 7—Inventories
Inventories at June 30, 2026, and December 31, 2025, consisted of the following (in thousands):

	Titled Inventory	Inventory Financing Agreements (1)	Total
June 30, 2026
Crude oil and feedstocks	$215,048	$114,693	$329,741
Refined products and blendstock	646,970	—	646,970
Warehouse stock and other (2)	464,445	—	464,445
Total	$1,326,463	$114,693	$1,441,156

December 31, 2025
Crude oil and feedstocks	$144,363	$125,077	$269,440
Refined products and blendstock	413,066	—	413,066
Warehouse stock and other (2)	546,281	—	546,281
Total	$1,103,710	$125,077	$1,228,787
________________________________________________________
(1)Please read “Note 9—Inventory Financing Agreements” for further information.
(2)Includes $364.9 million and $450.7 million of Renewable Identification Numbers (“RINs”) and environmental credits, reported at the lower of cost or net realizable value, as of June 30, 2026, and December 31, 2025, respectively. Our renewable volume obligation and other gross environmental credit obligations of $376.6 million and $380.4 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, respectively.
As of June 30, 2026, and December 31, 2025, there were write-downs of the lower of cost or net realizable value of inventory of $11.1 million and $2.1 million, respectively. As of June 30, 2026, and December 31, 2025, the current replacement cost exceeded the LIFO inventory carrying value by approximately $71.3 million and $9.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2026, and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Collateral posted with broker for derivative instruments (1)	$4,250	$7,016
Prepaid insurance	6,294	18,999
Deferred financing costs	939	1,568
Derivative assets	238,885	32,211
Prepaid environmental credits	48,420	—
Other	13,131	10,374
Total	$311,919	$70,168
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read “Note 12—Derivatives” for further information.
Note 9—Inventory Financing Agreements
Inventory Intermediation Agreement
On June 27, 2025, we entered into an amendment to the Inventory Intermediation Agreement to, among other things, facilitate entry into the Product Financing Agreement (both as defined below) and revise certain other terms and conditions. As of June 30, 2026, and December 31, 2025, there were $83.7 million and $130.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Product Financing Agreement
On June 27, 2025, we entered into a RINs financing agreement with Citigroup Energy Inc. (“Citi”) (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs, which is not to exceed $450 million in the aggregate when combined with obligations under the inventory intermediation agreement with Citi (the “Inventory Intermediation Agreement”). Pursuant to the Product Financing Agreement, from time to time, we may elect to sell surplus RINs and contemporaneously enter into a corresponding obligation to repurchase identical RINs at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded. The subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows. As of June 30, 2026, and December 31, 2025, there were no product financing obligations under the Product Financing Agreement.
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
On June 24, 2026, we entered into an amendment to the Renewables Intermediation Agreement. The amendment provided for an increase in the maximum commodity limit from $100 million to $150 million. As of June 30, 2026, and December 31, 2025, there were $78.6 million and $31.3 million of outstanding obligations under the Renewables Intermediation Agreement, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net, related to the intermediation agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$24,554	$10,877	$32,845	$16,477
Interest expense and financing costs, net	332	332	664	664
Renewables Intermediation Agreement
Inventory intermediation fees (1)	1,305	—	1,975	—
Interest expense and financing costs, net	486	—	991	—
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement included market structure fees of $19.8 million and $35.2 million for the three and six months ended June 30, 2026, respectively, and $4.7 million and $9.2 million for three and six months ended June 30, 2025. Inventory intermediation fees under the Renewables Intermediation Agreement included immaterial market structure fees for the three and six months ended June 30, 2026. There were no inventory intermediation fees under the Renewables Intermediation Agreement for the three and six months ended June 30, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Note 10—Other Accrued Liabilities
Other accrued liabilities at June 30, 2026, and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$38,939	$42,034
Environmental credit obligations (1)	376,641	380,390
Derivative liabilities	36,056	13,739
Deferred revenue	2,380	6,719
Other	29,227	24,154
Total	$483,243	$467,036
___________________________________________________
(1)Please read “Note 13—Fair Value Measurements” for further information. A portion of these obligations are expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $364.9 million and $450.7 million as of June 30, 2026, and December 31, 2025, respectively.
Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2026	December 31, 2025
ABL Credit Facility due 2031 (1)	$243,000	$175,000
Term Loan Credit Agreement due 2030	—	633,625
Senior Notes due 2034	500,000	—
Other long-term debt	5,692	6,205
Principal amount of long-term debt	748,692	814,830
Less: unamortized discount and deferred financing costs	(9,494)	(11,960)
Total debt, net of unamortized discount and deferred financing costs	739,198	802,870
Less: current maturities, net of unamortized discount and deferred financing costs	(1,048)	(4,930)
Long-term debt, net of current maturities	$738,150	$797,940
_________________________________________________________
(1)The ABL Credit Facility due 2031, as defined below, amended and restated the prior ABL Credit Facility in its entirety on May 14, 2026. Balances and activity prior to the amendment date reflect the prior ABL Credit Facility.
As of June 30, 2026, and December 31, 2025, we had $159.9 million and $44.5 million in letters of credit outstanding under the ABL Credit Facility due 2031 as defined below, respectively. As of June 30, 2026, and December 31, 2025, we had no letters of credit outstanding under the Letter of Credit Facility Agreement that Hawaii Renewables entered into with Wells Fargo (the “Renewables LC Facility Agreement”). We had $93.2 million and $85.9 million in surety bonds outstanding as of June 30, 2026, and December 31, 2025, respectively.
Under the ABL Credit Facility due 2031 and the 2034 Notes, defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
ABL Credit Facility due 2031
On May 14, 2026, the prior ABL Credit Facility was amended and restated in its entirety by the Amended and Restated Asset-Based Revolving Credit Agreement (“ABL Credit Facility due 2031”). The ABL Credit Facility due 2031 provides for, among other things, (i) an extension of the maturity date from April 26, 2028, to May 14, 2031, and (ii) incremental commitments that increase the total revolver commitment under the ABL Credit Facility due 2031 to $1.8 billion with a $500 million incremental facility, which is subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for our and our subsidiaries’ capital expenditures, turnaround expenditures, working capital, and general corporate purposes. The ABL Credit Facility due 2031 provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sublimits of $180 million for swing loans and $600 million for letters of credit.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

The interest rates applicable to borrowings under the ABL Credit Facility due 2031 are based on a fluctuating rate of interest measured by reference to either (i) a base rate plus an applicable base rate margin or (ii) a Term Secure Overnight Financing Rate (“SOFR”) rate plus an applicable SOFR margin, as determined by the type of borrowing. The initial applicable margin for borrowings under the ABL Credit Facility due 2031 is 0.25% per annum with respect to base rate borrowings, 1.25% per annum with respect to SOFR borrowings, and 1.00% per annum with respect to letters of credit; the applicable margin for such borrowings after June 30, 2026, will be based on our quarterly average excess availability as determined by reference to a borrowing base. See the applicable margin ranges for each type of borrowing in the table below. We also pay a de minimis fee for any undrawn amounts available under the ABL Credit Facility due 2031.
The applicable margins for the ABL Credit Facility due 2031 and advances under the ABL Credit Facility due 2031 are as specified below:

Level	Arithmetic Mean of Daily Availability (as a percentage of the borrowing base)	Term SOFR Loans	Base Rate Loans	Letters of Credit
1	>50%	1.25%	0.25%	1.00%
2	>30% but ≤50%	1.50%	0.50%	1.25%
3	≤30%	1.75%	0.75%	1.50%
The ABL Credit Facility due 2031 includes certain customary affirmative and negative covenants, including a minimum financial fixed charge coverage ratio. In addition, the covenants limit our ability and the ability of our restricted subsidiaries to, among other things: incur liens; engage in a consolidation, merger and purchase or sale of assets; pay dividends; incur indebtedness; make advances, investments and loans; enter into affiliate transactions; issue equity interests; or create subsidiaries and unrestricted subsidiaries.
In accordance with ASC Topic 470, “Debt”, we accounted for the ABL Credit Facility due 2031 as a debt modification. We recognized debt extinguishment costs of $0.4 million associated with the unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three and six months ended June 30, 2026. Existing unamortized deferred financing/modification costs of $4.6 million and additional deferred financing costs of $7.9 million related to the 2026 debt modification will be amortized over the remaining term of the ABL Credit Facility due 2031.
As of June 30, 2026, the ABL Credit Facility due 2031 had revolving loans of $243.0 million outstanding, a borrowing base of approximately $1.6 billion, and $1.2 billion of availability.
Senior Notes due 2034
On May 14, 2026, we and U.S Bank Trust Company, National Association, as trustee, entered into an indenture, pursuant to which we issued $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due June 1, 2034 (“2034 Notes”). We recorded deferred financing costs of $9.6 million that will be amortized over the term of the 2034 Notes. We used the proceeds from the 2034 Notes and cash on hand to repay the aggregate principal balance under and terminate the Term Loan Credit Agreement.
Interest on the 2034 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2026. At any time prior to June 1, 2029, we may redeem some or all of the 2034 Notes at a redemption price equal to 100% of the principal amount of the 2034 Notes redeemed, plus the “make whole” premium as of, and accrued and unpaid interest to, but excluding, the redemption date. We may redeem, at any time prior to June 1, 2029, up to 40% of the aggregate principal amount of the 2034 Notes at a redemption price equal to 107.375% of the principal amount of the 2034 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, with an amount equal to all or a portion of the net cash proceeds of certain equity offerings. On or after June 1, 2029, we may redeem some or all of the 2034 Notes at the redemption prices (expressed as percentages of principal amount of the 2034 Notes to be redeemed) shown in the table below, plus accrued and unpaid interest to, but excluding, the redemption date.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

For the year ending December 31,	Redemption Price
2029	103.688%
2030	101.844%
2031 and thereafter	100.000%
If we undergo a change of control that is coupled with certain credit ratings-related events, we will be required to offer to repurchase the 2034 Notes from holders at a purchase price in cash equal to 101% of the principal amount of the 2034 Notes repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture contains customary provisions relating to the event of default and certain affirmative and negative covenants.
Term Loan Credit Agreement due 2030
On May 14, 2026, and in connection with the issuance of the 2034 Notes, we terminated and repaid all amounts outstanding under the term loan credit agreement (“Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto. We recognized debt extinguishment costs of $11.0 million associated with the unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the three and six months ended June 30, 2026.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2026, we were in compliance with all of our debt instruments.
Note 12—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read “Note 13—Fair Value Measurements” for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps expire by December 2027. At June 30, 2026, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	150	(205)	(55)
Swaps	83,459	(89,659)	(6,200)
Total	83,609	(89,864)	(6,255)
At June 30, 2026, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars as of June 30, 2026:

2026
Total open option collars	1,140
Weighted-average strike price - floor (in dollars)	$45.30
Weighted-average strike price - ceiling (in dollars)	$82.54
Earliest commencement date	April 2026
Furthest expiry date	December 2026
Environmental Credit Derivatives
At June 30, 2026, our open environmental credit derivative contracts represented one hundred eighty thousand credits.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility due 2031 and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk.
The following table provides information on the fair value amounts (in thousands) of our derivatives as of June 30, 2026, and December 31, 2025, and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2026	December 31, 2025
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$9,934	$21,588
Environmental credit derivatives (1)	Prepaid and other current assets	—	1,380
Commodity derivatives (1)	Other long-term assets	—	1,295
Commodity derivatives (2)	Other accrued liabilities	(33,599)	(944)
Commodity derivatives	Other liabilities	1,886	—
Environmental credit derivatives	Other accrued liabilities	(2,457)	—
Citi repurchase obligation derivative	Obligations under inventory financing agreements	5,902	3,289
Wells Fargo terminal obligation derivative	Obligations under inventory financing agreements	2,046	517
Interest rate derivatives	Other long-term assets	254	—
Interest rate derivatives	Other liabilities	—	(380)
_________________________________________________________
(1)Does not include cash collateral of $4.3 million and $7.0 million recorded in Prepaid and other current assets as of June 30, 2026, and December 31, 2025, respectively. Does not include $229.0 million and $9.2 million recorded in Prepaid and other current assets as of June 30, 2026, and December 31, 2025, respectively, related to realized derivatives receivable.
(2)Does not include $12.8 million recorded in Other accrued liabilities as of December 31, 2025, related to realized derivatives payable. There were no realized derivatives payables recorded in Other accrued liabilities as of June 30, 2026.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2026	2025	2026	2025
Commodity derivatives	Cost of revenues (excluding depreciation)	$(11,612)	$32,535	$(64,118)	$41,922
Environmental credit derivatives	Cost of revenues (excluding depreciation)	(2,457)	—	(2,817)	—
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	24,028	1,458	2,613	(2,090)
Wells Fargo terminal obligation derivative	Cost of revenues (excluding depreciation)	3,036	—	1,529	—
Interest rate derivatives	Interest expense and financing costs, net	602	(649)	634	(734)
Note 13—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Gross Environmental Credit Obligations
As of June 30, 2026, the U.S. Environmental Protection Agency (“EPA”) has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the six months ended

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

June 30, 2026, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief. Please read “Note 15—Commitments and Contingencies” for further information on the EPA regulations related to greenhouse gases.
Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2026, and December 31, 2025, are presented gross in the tables below (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$2,744	$568,645	$—	$571,389	$(561,455)	$9,934
Interest rate derivatives	—	254	—	254	—	254
Total	$2,744	$568,899	$—	$571,643	$(561,455)	$10,188

Liabilities
Commodity and environmental credit derivatives	$(4,662)	$(590,963)	$—	$(595,625)	$561,455	$(34,170)
Citi repurchase obligation derivative	—	—	5,902	5,902	—	5,902
Wells Fargo terminal obligation derivative	—	2,046	—	2,046	—	2,046
Gross environmental credit obligations (2) (3)	—	(15,034)	—	(15,034)	—	(15,034)
Total liabilities	$(4,662)	$(603,951)	$5,902	$(602,711)	$561,455	$(41,256)

	December 31, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$2,439	$422,235	$—	$424,674	$(400,411)	$24,263

Liabilities
Commodity derivatives	$(1,833)	$(399,522)	$—	$(401,355)	$400,411	$(944)
Citi repurchase obligation derivative	—	—	3,289	3,289	—	3,289
Wells Fargo terminal obligation derivative	—	517	—	517	—	517
Interest rate derivatives	—	(380)	—	(380)	—	(380)
Gross environmental credit obligations (2) (3)	—	(23,679)	—	(23,679)	—	(23,679)
Total liabilities	$(1,833)	$(423,064)	$3,289	$(421,608)	$400,411	$(21,197)
_________________________________________________________
(1)Does not include cash collateral of $4.3 million and $7.0 million as of June 30, 2026, and December 31, 2025, respectively, included within Prepaid and other current assets on our condensed consolidated balance sheets, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

(2)Does not include RINs assets and other environmental credits of $364.9 million and $450.7 million presented in Inventories on our condensed consolidated balance sheet and stated at the lower of cost and net realizable value as of June 30, 2026, and December 31, 2025, respectively.
(3)Does not include environmental liabilities of $361.6 million and $356.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other Accrued Liabilities on our condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, at beginning of period	$(18,127)	$(5,136)	$3,289	$(1,588)
Settlements	—	—	—	—
Total gains (losses) included in earnings (1)	24,029	1,458	2,613	(2,090)
Balance, at end of period	$5,902	$(3,678)	$5,902	$(3,678)
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2026, and December 31, 2025, are as follows (in thousands):

	June 30, 2026
	Carrying Value	Fair Value
ABL Credit Facility due 2031 (1)	$243,000	$243,000
Term Loan Credit Agreement due 2030 (2)	—	—
Senior Notes due 2034 (2)	490,506	505,625
Other long-term debt (2)	5,692	5,605

	December 31, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2031 (1)	$175,000	$175,000
Term Loan Credit Agreement due 2030 (2)	621,665	633,625
Senior Notes due 2034 (2)	—	—
Other long-term debt (2)	6,205	6,310
_________________________________________________________
(1)The fair value measurements of the ABL Credit Facility due 2031 are considered Level 3 measurements in the fair value hierarchy. The ABL Credit Facility due 2031 amended and restated the prior ABL Credit Facility in its entirety on May 14, 2026. Balances and activity prior to the amendment date reflect the prior ABL Credit Facility
(2)The fair value measurements of the Term Loan Credit Agreement, Senior Notes due 2034 and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
The fair values of the Term Loan Credit Agreement, Senior Notes due 2034 and Other long-term debt were determined using a market approach based on quoted prices and the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.
The carrying value of our ABL Credit Facility due 2031, Renewables LC Facility and Product Financing Agreement were determined to approximate fair value as of June 30, 2026. The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

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
The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease terms, and weighted average discount rates as of June 30, 2026, and December 31, 2025, and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Finance	Property, plant, and equipment	$32,380	$33,557
Finance	Accumulated amortization	(17,308)	(17,185)
Finance	Property, plant, and equipment, net	15,072	16,372
Operating	Operating lease right-of-use (“ROU”) assets	361,234	391,395
Total right-of-use assets		$376,306	$407,767

Liabilities
Current
Finance	Other accrued liabilities	$2,289	$2,303
Operating	Operating lease liabilities	110,005	99,558
Long-term
Finance	Finance lease liabilities	10,842	12,002
Operating	Operating lease liabilities	271,689	312,450
Total lease liabilities		$394,825	$426,313

Weighted-average remaining lease term (in years)
Finance		9.90	9.89
Operating		6.58	6.58
Weighted-average discount rate
Finance		6.87%	6.89%
Operating		7.39%	7.62%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (income) type	2026	2025	2026	2025
Finance lease cost
Amortization of finance lease ROU assets	$633	$637	$1,302	$1,322
Interest on lease liabilities	228	234	465	472
Operating lease cost	34,039	31,450	65,569	63,039
Variable lease cost	3,165	3,069	6,137	6,077
Short-term lease cost	1,906	2,232	3,018	4,501
Net lease cost	$39,971	$37,622	$76,491	$75,411

Operating lease income (1)	$(578)	$(555)	$(1,194)	$(1,129)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less and the estimated future undiscounted cash flows from lessor income are not expected to be material.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
Lease type	2026	2025
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,257	$1,116
Operating cash flows from finance leases	466	472
Operating cash flows from operating leases	65,484	59,207
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	—	471
ROU assets obtained in exchange for new operating lease liabilities	24,245	52,634
ROU assets terminated in exchange for release from operating lease liabilities	4,267	23
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of June 30, 2026 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2026 (1)	$1,359	$70,761	$72,120
2027	3,022	122,238	125,260
2028	2,117	100,949	103,066
2029	1,712	25,321	27,033
2030	1,163	18,898	20,061
2031	1,079	15,324	16,403
Thereafter	7,613	107,332	114,945
Total lease payments	18,065	460,823	478,888
Less amount representing interest	(5,133)	(78,930)	(84,063)
Present value of lease liabilities	$12,932	$381,893	$394,825
_________________________________________________________
(1)Represents the period from July 1, 2026, to December 31, 2026.
Additionally, we have $1.4 million future undiscounted cash flows for operating leases and no future undiscounted cash flows for finance leases that have not yet commenced. The lease will commence when the asset is made available for our use.
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
Tax and Related Matters
From time to time, Par Hawaii Refining, LLC (“PHR”) has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessments for tax years 2023, 2024, 2025, and 2026. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We appealed in November 2022. On September 26, 2025, the Thurston County Superior Court dismissed our refund claim. We have appealed to the Washington Court of Appeals. Additionally, by opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, on camera and under seal in the first circuit court of the state of Hawaii alleging that PHR, Par Pacific Holdings, Inc. and certain unnamed defendants

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest, and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice, and other state governmental authorities concerning alleged violations of the federal Clean Air Act (“CAA”) related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from the EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree and the CAA. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or impose capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC and its wholly owned subsidiary Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2026, we accrued $15.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder over approximately 25 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years, including remediation of soil in the impoundments to increase capacity and bring them to a usable state. Current information we have received suggests costs to complete these projects could be material.
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
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. The RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to that refinery. As of June 30, 2026, the EPA has not made a determination with respect to small refinery exemptions for the 2025 compliance year. Accordingly, our recorded RFS obligation for the three and six months ended June 30, 2026, reflects 100% of the RFS obligation for the respective period with no assumption of SRE relief.
Other
The Climate Commitment Act (“Washington CCA”) was established in 2021 and took effect January 1, 2023. The

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Washington CCA established a cap and invest program designed to significantly reduce greenhouse gas emissions. We purchase emission allowances and compliance credits or allowances at State auctions and on the open market to meet our obligations under the CCA, and include the costs in the price of our products.
We assumed certain environmental liabilities as part of our purchase of the Montana refinery, including costs related to hazardous waste corrective measures and ground and surface water sampling and monitoring. Based on current information, reasonable estimates we received suggest the aggregate amount of these liabilities to be approximately $8.6 million. We expect to incur these costs over a 17 to 27 year period. On December 17, 2025, Exxon Mobil Corporation filed a complaint against Par Montana, LLC and several other parties to recover alleged cleanup costs at the Yale Oil site in Billings, Montana. However, at this time, we do not believe that we have any material liability associated with any Superfund site, including the Yale Oil site.
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
Note 16—Stockholders’ Equity
Share Repurchase Program
On February 20, 2026, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the three and six months ended June 30, 2026, 5 thousand and 742 thousand shares were repurchased under this share repurchase program for $0.2 million and $28.3 million, respectively. The repurchased shares were retired by the Company upon receipt. During the three and six months ended June 30, 2025, 1.6 million and 5.2 million shares were repurchased under the prior share repurchase program for $28.2 million and $79.4 million, respectively. As of June 30, 2026, there was $250.0 million of authorization remaining under the current share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted Stock Awards	$2,874	$3,170	$5,580	$5,668
Restricted Stock Units	958	721	1,764	1,399
Stock Option Awards	327	358	667	728
During the three and six months ended June 30, 2026, we granted 4 thousand and 295 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $12.7 million, respectively. As of June 30, 2026, there were approximately $19.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.
During the three and six months ended June 30, 2026, we granted no stock option awards. As of June 30, 2026, there were approximately $3.7 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.
During the six months ended June 30, 2026, we granted 98 thousand performance restricted stock units to executive officers; no grants were made for the three months ended June 30, 2026. These performance restricted stock units had a fair value of approximately $4.2 million and are subject to certain annual performance targets based on three-year-performance periods as defined by our Board of Directors. As of June 30, 2026, there were approximately $6.0 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.
During the six months ended June 30, 2026, we paid $18.2 million related to the exercises of stock options. During the three months ended June 30, 2026, there were no payments related to stock option exercises. There were no payments made related to the exercise of stock options during the three and six months ended June 30, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share attributable to Par Pacific stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$462,941	$59,460	$509,092	$29,060
Less: Net income (loss) attributable to noncontrolling interest	810	—	(7,489)	—
Net income attributable to Par Pacific stockholders	$462,131	$59,460	$516,581	$29,060

Numerator for diluted income attributable to Par Pacific stockholders per common share	$462,131	$59,460	$516,581	$29,060

Basic weighted-average common stock shares outstanding	48,509	50,373	48,460	52,052
Plus: dilutive effects of common stock equivalents	935	463	1,084	338
Diluted weighted-average common stock shares outstanding	49,444	50,836	49,544	52,390

Basic income attributable to Par Pacific stockholders per common share	$9.53	$1.18	$10.66	$0.56
Diluted income attributable to Par Pacific stockholders per common share	$9.35	$1.17	$10.43	$0.55

Diluted income attributable to Par Pacific stockholders per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	4	326	87	521
Shares of stock options	—	666	175	927
Note 18—Income Taxes
Our income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.
For the three and six months ended June 30, 2026, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for officers’ compensation and equity method investments.
For the three and six months ended June 30, 2025, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation and equity method investments.
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
For the Interim Periods Ended June 30, 2026 and 2025

Note 19—Segment Information
We report the results for the following four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics and (iv) Corporate and Other. Segment asset information is not provided to our chief operating decision-maker.
Summarized financial information concerning reportable segments consists of the following (in thousands).

Three Months Ended June 30, 2026	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$2,849,966	$—	$153,696	$(96,691)	$2,906,971
Other revenue	55,116	79,584	27,829	(100,631)	61,898
Total revenues	2,905,082	79,584	181,525	(197,322)	2,968,869
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	75,180	—	—	(75,180)	—
Other cost of revenues (excluding depreciation)	2,049,514	48,353	140,805	(122,483)	2,116,189
Total cost of revenues (excluding depreciation)	2,124,694	48,353	140,805	(197,663)	2,116,189
Operating expense (excluding depreciation)	128,452	5,262	23,408	—	157,122
Depreciation and amortization	26,652	6,142	2,759	901	36,454
General and administrative expense (excluding depreciation)	—	—	—	28,047	28,047
Equity earnings from refining and logistics investments	(4,776)	(2,692)	—	—	(7,468)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,676	3,676
Other operating loss, net	144	—	—	152	296
Operating income (loss)	$629,916	$22,519	$14,553	$(32,435)	$634,553
Interest expense and financing costs, net					(14,268)
Debt extinguishment and commitment costs					(11,461)
Other loss, net					(171)
Equity losses from Laramie Energy, LLC					(1,666)
Income before income taxes					606,987
Income tax expense					(144,046)
Net income					$462,941
Less:
Net income attributable to noncontrolling interest					810
Net income attributable to Par Pacific stockholders					$462,131

Capital expenditures	$28,917	$5,336	$4,747	$711	$39,711

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Three Months Ended June 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,799,653	$—	$118,687	$(83,514)	$1,834,826
Other revenue	26,856	73,005	27,998	(69,247)	58,612
Total revenues	1,826,509	73,005	146,685	(152,761)	1,893,438
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	69,244	—	—	(69,244)	—
Other cost of revenues (excluding depreciation)	1,532,731	41,166	103,096	(83,514)	1,593,479
Total cost of revenues (excluding depreciation)	1,601,975	41,166	103,096	(152,758)	1,593,479
Operating expense (excluding depreciation)	123,597	4,797	20,286	—	148,680
Depreciation and amortization	24,919	6,530	2,510	753	34,712
General and administrative expense (excluding depreciation)	—	—	—	23,648	23,648
Equity earnings from refining and logistics investments	(5,493)	(1,812)	—	—	(7,305)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	4,690	4,690
Other operating loss (gain), net	191	(1,417)	—	—	(1,226)
Operating income (loss)	$81,320	$23,741	$20,793	$(29,094)	$96,760
Interest expense and financing costs, net					(22,106)
Debt extinguishment and commitment costs					—
Other loss, net					(163)
Equity earnings from Laramie Energy, LLC					1,856
Loss before income taxes					76,347
Income tax expense					(16,887)
Net income					$59,460
Less:
Net income attributable to noncontrolling interest					—
Net income attributable to Par Pacific stockholders					$59,460

Capital expenditures	$39,221	$6,981	$1,469	455	$48,126
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $197.3 million and $152.8 million for the three months ended June 30, 2026 and 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Six Months Ended June 30, 2026	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$4,590,834	$—	$262,305	$(182,821)	$4,670,318
Other revenue	86,775	156,430	52,328	(173,232)	122,301
Total revenues	4,677,609	156,430	314,633	(356,053)	4,792,619
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	147,786	—	—	(147,786)	—
Other cost of revenues (excluding depreciation)	3,554,429	91,314	237,767	(208,817)	3,674,693
Total cost of revenues (excluding depreciation)	3,702,215	91,314	237,767	(356,603)	3,674,693
Operating expense (excluding depreciation)	244,372	11,154	44,114	—	299,640
Depreciation and amortization	52,073	11,942	5,194	1,705	70,914
General and administrative expense (excluding depreciation)	—	—	—	52,922	52,922
Equity earnings from refining and logistics investments	(8,153)	(5,144)	—	—	(13,297)
Acquisition and integration costs	—	—	—	64	64
Par West redevelopment and other costs	—	—	—	6,661	6,661
Other operating loss, net	870	125	—	152	1,147
Operating income (loss)	$686,232	$47,039	$27,558	$(60,954)	$699,875
Interest expense and financing costs, net					(30,202)
Debt extinguishment and commitment costs					(11,523)
Other expense, net					(185)
Equity earnings from Laramie Energy, LLC					7,513
Income before income taxes					665,478
Income tax expense					(156,386)
Net income					$509,092
Less:
Net loss attributable to noncontrolling interest					(7,489)
Net income attributable to Par Pacific stockholders					$516,581

Capital expenditures	$60,870	$11,324	$7,979	$2,608	$82,781

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2026 and 2025

Six Months Ended June 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$3,405,188	$—	$230,308	$(164,332)	$3,471,164
Other revenue	107,450	144,420	52,809	(137,369)	167,310
Total revenues	3,512,638	144,420	283,117	$(301,701)	3,638,474
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	137,393	—	—	(137,393)	—
Other cost of revenues (excluding depreciation)	3,035,704	81,733	199,735	(164,333)	3,152,839
Total cost of revenues (excluding depreciation)	3,173,097	81,733	199,735	(301,726)	3,152,839
Operating expense (excluding depreciation)	242,217	9,162	41,455	—	292,834
Depreciation and amortization	51,316	13,349	5,172	1,461	71,298
General and administrative expense (excluding depreciation)	—	—	—	47,891	47,891
Equity earnings from refining and logistics investments	(10,782)	(4,037)	—	—	(14,819)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	8,672	8,672
Other operating loss (gain), net	191	(1,417)	1	—	(1,225)
Operating income (loss)	$56,599	$45,630	$36,754	$(57,999)	$80,984
Interest expense and financing costs, net					(43,954)
Debt extinguishment and commitment costs					(25)
Other expense, net					(534)
Equity earnings from Laramie Energy, LLC					2,582
Income before income taxes					39,053
Income tax expense					(9,993)
Net income					$29,060
Less:
Net income attributable to noncontrolling interest					—
Net income attributable to Par Pacific stockholders					$29,060

Capital expenditures	$73,195	$10,802	$3,927	$1,135	$89,059
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $356.1 million and $301.7 million for the six months ended June 30, 2026 and 2025, respectively.

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
Recent Events Affecting Comparability of Periods
Operational Update
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations. The 66 days of idle time in 2025 impacted comparability between the six months ended June 30, 2026, and June 30, 2025.
Economic Update
Geopolitical tensions in the Middle East and Red Sea region continue in 2026, putting upward pressure on prices during the first half of 2026. The Strait of Hormuz effectively closed in early March 2026, which has disrupted global trade patterns and increased crude oil price volatility worldwide. Crude oil prices increased during the three and six months ended June 30, 2026, compared to the six months ended June 30, 2025. Brent crude oil prices spiked late in the first quarter and remained elevated through the first half of 2026, reflecting constrained supply and averaging $96.68 and $87.58 per barrel for the three and six months ended June 30, 2026, respectively, compared to $66.71 and $70.82 per barrel during the three and six months ended June 30, 2025, respectively. Average U.S. retail gasoline prices increased to $3.80 per gallon in the first half of 2026, compared to $3.25 per gallon in the first half of 2025. On July 5, 2026, OPEC agreed to increase output by 188,000 barrels per day beginning in August 2026. The overall energy price index increased 15.7% and the total consumer price index increased 3.5% year over year as of June 30, 2026.
Please read our Item 1A. — Risk Factors discussion below and on our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
Employee Update
The labor contracts with our United Steelworkers represented employees for our Hawaii and Tacoma refineries were signed on June 30, 2026, and June 9, 2026, respectively, and expire on January 31, 2030. Additionally, on May 4, 2026, our Rocky Mountain Union was deemed defunct, and the formerly represented employees are no longer represented by a collective bargaining agreement.
Results of Operations
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Net Income Attributable to Par Pacific Stockholders. Our financial results for the second quarter of 2026 improved from a net income attributable to Par Pacific stockholders of $59.5 million for the three months ended June 30, 2025, to $462.1 million for the three months ended June 30, 2026. The $402.6 million increase was primarily driven by a $548.6 million increase in our refining segment operating income and a $7.8 million decrease in Interest expense and financing costs, net, partially offset by a $127.1 million increase in income tax expense, an $11.5 million increase in debt extinguishment and commitment costs and a $6.2 million decrease in our retail segment operating income. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the three months ended June 30, 2026, Adjusted EBITDA was $571.3 million compared to $137.8 million for the three months ended June 30, 2025. The $433.5 million increase was primarily due to a $448.6 million increase in refining segment Adjusted Gross Margin, partially offset by a $9.0 million increase in operating expenses, excluding severance, and a $2.9 million decrease in our retail segment Adjusted Gross Margin.
For the three months ended June 30, 2026, Adjusted Net Income attributable to Par Pacific stockholders was $499.2 million compared to $78.3 million for the three months ended June 30, 2025. The $420.9 million increase was primarily related to the factors described above for the increase in Adjusted EBITDA and a $6.6 million decrease in Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain), partially offset by a $20.3 million increase in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items.
Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Net Income Attributable to Par Pacific Stockholders. Our financial results improved from net income attributable to Par Pacific stockholders of $29.1 million for the six months ended June 30, 2025, to $516.6 million for the six months ended June 30, 2026. The $487.5 million increase was driven by a $629.6 million increase in refining segment operating income and a $13.8 million decrease in Interest expense and financing costs, net, partially offset by a $146.4 million increase in income tax expense and an $11.5 million increase in debt extinguishment and commitment costs. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the six months ended June 30, 2026, Adjusted EBITDA was $662.8 million compared to $148.0 million for the six months ended June 30, 2025. The $514.8 million increase was primarily due to a $529.4 million increase in our refining segment Adjusted Gross Margin, partially offset by a $7.1 million increase in operating expenses, excluding severance, and a $6.5 million decrease in our retail segment Adjusted Gross Margin. Please read the discussion of Adjusted Gross Margin by Segment and the Discussion of Consolidated Results below for additional information.
For the six months ended June 30, 2026, Adjusted Net Income attributable to Par Pacific stockholders was $537.7 million compared to $28.0 million for the six months ended June 30, 2025. The $509.7 million increase was primarily related to the same factors described above for the increase in Adjusted EBITDA and a $12.4 million decrease in interest expense and financing costs, excluding unrealized interest rate derivative losses (gains), partially offset by a $22.0 million increase in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items.

The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025 (in thousands).

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$2,968,869	$1,893,438	$1,075,431	57%
Cost of revenues (excluding depreciation)	2,116,189	1,593,479	522,710	33%
Operating expense (excluding depreciation)	157,122	148,680	8,442	6%
Depreciation and amortization	36,454	34,712	1,742	5%
General and administrative expense (excluding depreciation)	28,047	23,648	4,399	19%
Equity earnings from refining and logistics investments	(7,468)	(7,305)	(163)	(2)%
Acquisition and integration costs	—	—	—	NM (1)
Par West redevelopment and other costs	3,676	4,690	(1,014)	(22)%
Other operating loss (gain), net	296	(1,226)	1,522	124%
Total operating expenses	2,334,316	1,796,678
Operating income	634,553	96,760
Other income (expense)
Interest expense and financing costs, net	(14,268)	(22,106)	7,838	(35)%
Debt extinguishment and commitment costs	(11,461)	—	(11,461)	NM (1)
Other expense, net	(171)	(163)	(8)	5%
Equity earnings (losses) from Laramie Energy, LLC	(1,666)	1,856	(3,522)	(190)%
Total other expense, net	(27,566)	(20,413)
Income before income taxes	606,987	76,347
Income tax expense	(144,046)	(16,887)	(127,159)	753%
Net income	462,941	59,460
Less:
Net income attributable to noncontrolling interest	810	—	810	NM (1)
Net income attributable to Par Pacific stockholders	$462,131	$59,460
________________________________________________________
(1)NM - Not meaningful

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$4,792,619	$3,638,474	$1,154,145	32%
Cost of revenues (excluding depreciation)	3,674,693	3,152,839	521,854	17%
Operating expense (excluding depreciation)	299,640	292,834	6,806	2%
Depreciation and amortization	70,914	71,298	(384)	(1)%
General and administrative expense (excluding depreciation)	52,922	47,891	5,031	11%
Equity earnings from refining and logistics investments	(13,297)	(14,819)	1,522	10%
Acquisition and integration costs	64	—	64	NM (1)
Par West redevelopment and other costs	6,661	8,672	(2,011)	(23)%
Other operating loss (gain), net	1,147	(1,225)	2,372	194%
Total operating expenses	4,092,744	3,557,490
Operating income	699,875	80,984
Other income (expense)
Interest expense and financing costs, net	(30,202)	(43,954)	13,752	(31)%
Debt extinguishment and commitment costs	(11,523)	(25)	(11,498)	45,992%
Other expense, net	(185)	(534)	349	(65)%
Equity earnings from Laramie Energy, LLC	7,513	2,582	4,931	191%
Total other expense, net	(34,397)	(41,931)
Income before income taxes	665,478	39,053
Income tax expense	(156,386)	(9,993)	(146,393)	1,465%
Net income	509,092	29,060
Less:
Net loss attributable to noncontrolling interest	(7,489)	—	(7,489)	NM (1)
Net income attributable to Par Pacific stockholders	$516,581	$29,060
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2026 and 2025 (in thousands).

Three Months Ended June 30, 2026	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,905,082	$79,584	$181,525	$(197,322)	$2,968,869
Cost of revenues (excluding depreciation)	2,124,694	48,353	140,805	(197,663)	2,116,189
Operating expense (excluding depreciation)	128,452	5,262	23,408	—	157,122
Depreciation and amortization	26,652	6,142	2,759	901	36,454
General and administrative expense (excluding depreciation)	—	—	—	28,047	28,047
Equity earnings from refining and logistics investments	(4,776)	(2,692)	—	—	(7,468)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,676	3,676
Other operating loss, net	144	—	—	152	296
Operating income (loss)	$629,916	$22,519	$14,553	$(32,435)	$634,553

Three Months Ended June 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,826,509	$73,005	$146,685	$(152,761)	$1,893,438
Cost of revenues (excluding depreciation)	1,601,975	41,166	103,096	(152,758)	1,593,479
Operating expense (excluding depreciation)	123,597	4,797	20,286	—	148,680
Depreciation and amortization	24,919	6,530	2,510	753	34,712
General and administrative expense (excluding depreciation)	—	—	—	23,648	23,648
Equity earnings from refining and logistics investments	(5,493)	(1,812)	—	—	(7,305)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	4,690	4,690
Other operating loss (gain), net	191	(1,417)	—	—	(1,226)
Operating income (loss)	$81,320	$23,741	$20,793	$(29,094)	$96,760
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions that eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $197.3 million and $152.8 million for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$4,677,609	$156,430	$314,633	$(356,053)	$4,792,619
Cost of revenues (excluding depreciation)	3,702,215	91,314	237,767	(356,603)	3,674,693
Operating expense (excluding depreciation)	244,372	11,154	44,114	—	299,640
Depreciation and amortization	52,073	11,942	5,194	1,705	70,914
General and administrative expense (excluding depreciation)	—	—	—	52,922	52,922
Equity earnings from refining and logistics investments	(8,153)	(5,144)	—	—	(13,297)
Acquisition and integration costs	—	—	—	64	64
Par West redevelopment and other costs	—	—	—	6,661	6,661
Other operating loss, net	870	125	—	152	1,147
Operating income (loss)	$686,232	$47,039	$27,558	$(60,954)	$699,875

Six Months Ended June 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,512,638	$144,420	$283,117	$(301,701)	$3,638,474
Cost of revenues (excluding depreciation)	3,173,097	81,733	199,735	(301,726)	3,152,839
Operating expense (excluding depreciation)	242,217	9,162	41,455	—	292,834
Depreciation and amortization	51,316	13,349	5,172	1,461	71,298
General and administrative expense (excluding depreciation)	—	—	—	47,891	47,891
Equity earnings from refining and logistics investments	(10,782)	(4,037)	—	—	(14,819)
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	8,672	8,672
Other operating loss (gain), net	191	(1,417)	1	—	(1,225)
Operating income (loss)	$56,599	$45,630	$36,754	$(57,999)	$80,984

________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $356.1 million and $301.7 million for the six months ended June 30, 2026 and 2025, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Refining Segment
Feedstocks Throughput (Mbpd)	181.4	186.6	182.7	181.4
Refined product sales volume (Mbpd)	201.3	204.5	195.1	194.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$41.22	$13.65	$26.17	$10.24
Production costs per bbl ($/throughput bbl)	7.71	7.20	7.32	7.30
D&A per bbl ($/throughput bbl)	1.61	1.47	1.57	1.56

Hawaii Refinery
Feedstocks Throughput (Mbpd)	73.2	88.1	81.4	83.8
Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.2%	26.9%	28.0%	26.4%
Distillates	33.3%	40.4%	34.8%	37.6%
Fuel oils	34.3%	29.1%	32.2%	30.6%
Other products	2.6%	1.0%	2.3%	2.4%
Total yield	97.4%	97.4%	97.3%	97.0%

Refined product sales volume (Mbpd)	85.3	88.5	87.8	88.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$57.00	$10.18	$32.96	$9.57
Production costs per bbl ($/throughput bbl)	6.43	4.18	5.47	4.48
D&A per bbl ($/throughput bbl)	0.64	0.25	0.43	0.24

Montana Refinery
Feedstocks Throughput (Mbpd)	52.7	44.2	54.8	48.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.5%	45.3%	47.1%	45.3%
Distillates	36.0%	30.4%	35.7%	31.5%
Asphalt	7.9%	13.9%	8.6%	12.5%
Other products	3.6%	4.3%	3.4%	3.7%
Total yield	95.0%	93.9%	94.8%	93.0%

Refined product sales volume (Mbpd)	56.2	55.6	53.5	51.5

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$37.22	$22.30	$21.57	$13.02
Production costs per bbl ($/throughput bbl)	10.16	14.18	9.58	12.22
D&A per bbl ($/throughput bbl)	2.66	2.83	2.61	2.56

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Washington Refinery
Feedstocks Throughput (Mbpd)	41.2	40.8	32.1	39.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.2%	23.1%	24.1%	23.7%
Distillates	34.7%	35.2%	34.1%	35.5%
Asphalt	19.9%	18.8%	19.2%	17.1%
Other products	18.2%	19.5%	19.4%	20.1%
Total yield	97.0%	96.6%	96.8%	96.4%

Refined product sales volume (Mbpd)	40.7	45.7	35.6	41.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$20.31	$11.47	$16.02	$6.94
Production costs per bbl ($/throughput bbl)	4.21	3.73	5.40	3.94
D&A per bbl ($/throughput bbl)	1.43	1.91	1.99	1.96

Wyoming Refinery
Feedstocks Throughput (Mbpd)	14.3	13.5	14.4	9.9
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.2%	44.1%	47.5%	46.1%
Distillates	44.2%	47.3%	44.1%	46.8%
Fuel oils	3.8%	3.5%	3.0%	3.1%
Other products	2.8%	3.1%	2.4%	2.4%
Total yield	97.0%	98.0%	97.0%	98.4%

Refined product sales volume (Mbpd)	19.1	14.7	18.2	13.4

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$34.03	$18.57	$30.49	$19.01
Production costs per bbl ($/throughput bbl)	15.28	14.50	13.52	20.81
D&A per bbl ($/throughput bbl)	3.27	3.64	3.16	6.37

Market Indices (average $ per barrel)
Hawaii Index	$46.06	$8.57	$38.62	$8.35
Montana Index	25.76	20.29	15.36	13.72
Washington Index	20.27	15.37	14.27	9.79
Wyoming Index	28.73	21.41	24.04	20.86
Combined Index	32.94	13.76	26.11	10.59

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack	$49.99	$13.56	$43.04	$13.34
Montana 6.3.2.1 Product Crack	36.64	29.00	25.92	23.04
Washington 3.1.1.1 Product Crack	33.75	24.16	25.20	18.12
Wyoming 2.1.1 Product Crack	36.77	22.68	29.54	22.21

Crude Oil Prices (average $ per barrel)
Brent	$96.68	$66.71	$87.58	$70.82
WTI	92.70	63.68	82.74	67.53
ANS (-) Brent	13.07	3.67	8.02	2.93
Bakken Guernsey (-) WTI	4.03	(1.00)	2.12	(1.40)
Bakken Williston (-) WTI	4.63	(2.20)	1.56	(2.64)
WCS Hardisty (-) WTI	(14.15)	(9.41)	(13.95)	(10.92)
MSW (-) WTI	1.78	(1.67)	(0.62)	(3.42)
Syncrude (-) WTI	8.93	2.17	4.80	0.11
Brent M1-M3	6.76	1.42	5.33	1.32
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Total Refining Segment Adjusted Gross Margin per barrel is presented net of intercompany profit in inventory of ($0.11) per barrel and $0.29 per barrel for the three months ended June 30, 2026 and 2025, respectively, and $0.20 per barrel and $0.19 per barrel for the six months ended June 30, 2026 and 2025, respectively, which represents margin on intercompany sales where the inventory remains on our condensed consolidated balance sheet at period end.
Below is a summary of key operating statistics for the retail segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail Segment
Retail sales volumes (thousands of gallons)	30,709	30,848	58,773	60,279
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

Three months ended June 30, 2026	Refining	Logistics	Retail
Operating Income	$629,916	$22,519	$14,553
Operating expense (excluding depreciation)	128,452	5,262	23,408
Depreciation, depletion, and amortization	26,652	6,142	2,759
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	684	1,170	—
Inventory valuation adjustment	(35,704)	—	—
Environmental obligation mark-to-market adjustments	(41,243)	—	—
Unrealized gain on derivatives	(28,290)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(183)	—	—
Other operating loss, net	144	—	—
Adjusted Gross Margin (1)	$680,428	$35,093	$40,720

Three months ended June 30, 2025	Refining	Logistics	Retail
Operating Income	$81,320	$23,741	$20,793
Operating expense (excluding depreciation)	123,597	4,797	20,286
Depreciation, depletion, and amortization	24,919	6,530	2,510
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,204	751	—
Inventory valuation adjustment	28,530	—	—
Environmental obligation mark-to-market adjustments	1,360	—	—
Unrealized gain on derivatives	(28,815)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—
Other operating loss (gain), net	191	(1,417)	—
Adjusted Gross Margin (1)	$231,780	$34,402	$43,589

Six months ended June 30, 2026	Refining	Logistics	Retail
Operating Income	$686,232	$47,039	$27,558
Operating expense (excluding depreciation)	244,372	11,154	44,114
Depreciation, depletion, and amortization	52,073	11,942	5,194
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,611	2,252	—
Inventory valuation adjustment	(96,930)	—	—
Environmental obligation mark-to-market adjustments	(70,751)	—	—
Unrealized loss on derivatives	48,621	—	—
Par's portion of accounting policy differences from refining and logistics investments	(595)	—	—
Other operating loss, net	870	125	—
Adjusted Gross Margin (1)	$865,503	$72,512	$76,866

Six months ended June 30, 2025	Refining	Logistics	Retail
Operating Income	$56,599	$45,630	$36,754
Operating expense (excluding depreciation)	242,217	9,162	41,455
Depreciation, depletion, and amortization	51,316	13,349	5,172
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,356	1,717	—
Inventory valuation adjustment	16,843	—	—
Environmental obligation mark-to-market adjustments	6,314	—	—
Unrealized gain on derivatives	(38,257)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(1,471)	—	—
Other operating loss (gain), net	191	(1,417)	1
Adjusted Gross Margin (1)	$336,108	$68,441	$83,382
____________________________________________________________________________
(1)For the three and six months ended June 30, 2026 and 2025, there was no impairment expense in Operating income.
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
    The following table presents a reconciliation of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income attributable to Par Pacific stockholders, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Par Pacific stockholders	$462,131	$59,460	$516,581	$29,060
Inventory valuation adjustment	(35,704)	28,530	(96,930)	16,843
Environmental obligation mark-to-market adjustments	(41,243)	1,360	(70,751)	6,314
Unrealized loss (gain) on derivatives	(28,892)	(28,166)	47,987	(37,523)
Acquisition and integration costs	—	—	64	—
Par West redevelopment and other costs	3,676	4,690	6,661	8,672
Debt extinguishment and commitment costs	11,461	—	11,523	25
Changes in valuation allowance and other deferred tax items (1)	122,340	15,473	132,968	8,579
Severance costs and other non-operating expense (2)	13	552	66	1,278
Equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions	1,666	(1,856)	(7,513)	(2,582)
Par's portion of accounting policy differences from refining and logistics investments	(183)	(526)	(595)	(1,471)
Other operating loss (gain), net	296	(1,226)	1,147	(1,225)
Noncontrolling interest impact of non-GAAP adjustments	3,630	—	(3,475)	—
Adjusted Net Income attributable to Par Pacific stockholders (3)	499,191	78,291	537,733	27,970
Adjusted Net Loss attributable to noncontrolling interests (4)	(2,820)	—	(4,014)	—
Depreciation, depletion, and amortization	36,454	34,712	70,914	71,298
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	14,870	21,457	30,836	43,220
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,854	1,955	3,863	4,073
Income tax expense	21,706	1,414	23,418	1,414
Adjusted EBITDA (3)	$571,255	$137,829	$662,750	$147,975
________________________________________
(1)For the three and six months ended June 30, 2026, we recognized a non-cash deferred tax expense of $122.3 million and $133.0 million, respectively, driven by an increase in our 2026 taxable income. For the three and six months ended June 30, 2025, we recognized a non-cash deferred tax expense of $15.5 million and $8.6 million, respectively, related to deferred state and federal tax liabilities. This tax expense (benefit) is included in Income tax expense (benefit) on our condensed consolidated statements of operations.

(2)For the six months ended June 30, 2025, we incurred $0.3 million of stock-based compensation expenses associated with equity awards modifications.
(3)For the three and six months ended June 30, 2026 and 2025, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, cash distributions from Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA made during the reporting periods.
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

Three Months Ended June 30, 2026	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$629,916	$22,519	$14,553	$(32,435)
Depreciation, depletion and amortization	26,652	6,142	2,759	901
Inventory valuation adjustment	(35,704)	—	—	—
Environmental obligation mark-to-market adjustments	(41,243)	—	—	—
Unrealized gain on commodity derivatives	(28,290)	—	—	—
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	—	—	3,676
Severance costs and other non-operating expense	—	13	—	—
Par's portion of accounting policy differences from refining and logistics investments	(183)	—	—	—
Other operating loss, net	144	—	—	152
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	684	1,170	—	—
Other loss, net	—	—	—	(171)
Adjusted EBITDA (1)	$551,976	$29,844	$17,312	$(27,877)

Three Months Ended June 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$81,320	$23,741	$20,793	$(29,094)
Depreciation, depletion and amortization	24,919	6,530	2,510	753
Inventory valuation adjustment	28,530	—	—	—
Environmental obligation mark-to-market adjustments	1,360	—	—	—
Unrealized gain on derivatives	(28,815)	—	—	—
Par West redevelopment and other costs	—	—	—	4,690
Severance costs and other non-operating expense	201	193	44	114
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—	—
Other operating loss (gain), net	191	(1,417)	—	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,204	751	—	—
Other loss, net	—	—	—	(163)
Adjusted EBITDA (1)	$108,384	$29,798	$23,347	$(23,700)

Six months ended June 30, 2026	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$686,232	$47,039	$27,558	$(60,954)
Depreciation, depletion and amortization	52,073	11,942	5,194	1,705
Inventory valuation adjustment	(96,930)	—	—	—
Environmental obligation mark-to-market adjustments	(70,751)	—	—	—
Unrealized loss on derivatives	48,621	—	—	—
Acquisition and integration costs	—	—	—	64
Par West redevelopment and other costs	—	—	—	6,661
Severance costs and other non-operating expense	—	13	53	—
Par's portion of accounting policy differences from refining and logistics investments	(595)	—	—	—
Other operating loss, net	870	125	—	152
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,611	2,252	—	—
Other loss, net	—	—	—	(185)
Adjusted EBITDA (1)	$621,131	$61,371	$32,805	$(52,557)

Six months ended June 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$56,599	$45,630	$36,754	$(57,999)
Depreciation, depletion and amortization	51,316	13,349	5,172	1,461
Inventory valuation adjustment	16,843	—	—	—
Environmental obligation mark-to-market adjustments	6,314	—	—	—
Unrealized gain on derivatives	(38,257)	—	—	—
Par West redevelopment and other costs	—	—	—	8,672
Severance costs and other non-operating expense	201	193	44	840
Par's portion of accounting policy differences from refining and logistics investments	(1,471)	—	—	—
Other operating loss (gain), net	191	(1,417)	1	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,356	1,717	—	—
Other loss, net	—	—	—	(534)
Adjusted EBITDA (1)	$94,092	$59,472	$41,971	$(47,560)
________________________________________
(1)For the three and six months ended June 30, 2026 and 2025, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.

Factors Impacting Segment Results
Operating Income
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Refining. Operating income for our refining segment was $629.9 million for the three months ended June 30, 2026, an increase of $548.6 million compared to $81.3 million for the three months ended June 30, 2025. Please read the Adjusted Gross Margin discussion below for additional information. The increase in operating income was primarily driven by an increase of $557.1 million primarily related to higher crack spreads and a favorable FIFO benefit of $186.7 million, partially offset by unfavorable purchased product and feedstock differentials of $186.9 million in Hawaii and Washington.
Logistics. Operating income for our logistics segment was $22.5 million for the three months ended June 30, 2026, a decrease of $1.2 million compared to $23.7 million for the three months ended June 30, 2025. The decrease was primarily due to higher transportation costs and a $1.2 million gain related to the sale of property in Hawaii in 2025 with no corresponding gain in the same period in 2026, partially offset by an increase in earnings from our logistics equity investment of $0.9 million.
Retail. Operating income for our retail segment was $14.6 million for the three months ended June 30, 2026, a decrease of $6.2 million compared to $20.8 million for the three months ended June 30, 2025. The decrease was primarily due to a $3.1 million decrease driven by lower fuel margins and an increase in operating expenses of $3.1 million driven by increases in employee costs, credit card processing fees, outside services costs, repairs and maintenance expenses, and other operating costs.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Refining. Operating income for our refining segment was $686.2 million for the six months ended June 30, 2026, an improvement of $629.6 million compared to $56.6 million for the six months ended June 30, 2025. The increase in operating income was primarily driven by:

•	an increase of $650.8 million reflecting higher crack spreads across all our refineries, and
•	a favorable change in feedstock differentials at our Hawaii refinery of $234.0 million, partially offset by:

•	a decrease of $163.7 million due to unfavorable derivative impacts, and
•	unfavorable impacts of $92.0 million related to our Inventory Intermediation Agreement step-out obligation.
Logistics. Operating income for our logistics segment was $47.0 million for the six months ended June 30, 2026, an increase of $1.4 million compared to $45.6 million for the six months ended June 30, 2025. The increase was primarily due to an increase of $8.3 million related to higher throughput across our logistics assets, partially offset by increased employee and repair and maintenance costs of $5.8 million and the absence of a $1.2 million gain related to the sale of property in Hawaii in the first six months of 2025. Our Wyoming refinery was idle for 66 days in the first six months of 2025 as a result of an operational incident.
Retail. Operating income for our retail segment was $27.6 million for the six months ended June 30, 2026, a decrease of $9.2 million compared to $36.8 million for the six months ended June 30, 2025. The decrease in operating income was primarily due to a $5.9 million decrease in fuel margins, an increase in operating expenses, excluding D&A of $2.6 million driven by increased employee and other operating costs and a 2% decrease in sales volumes .
Adjusted Gross Margin
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Refining. For the three months ended June 30, 2026, our refining Adjusted Gross Margin was $680.4 million, an increase of $448.6 million compared to $231.8 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $566.1 million related to higher crack spreads partially offset by a $94.2 million decrease due to unfavorable feedstock differentials. Our combined index improved $19.18 per barrel, or 139%, in the second quarter of 2026 compared to the comparable period in 2025.
Logistics. For the three months ended June 30, 2026, our logistics Adjusted Gross Margin was $35.1 million, which was relatively consistent with $34.4 million for the three months ended June 30, 2025.
Retail. For the three months ended June 30, 2026, our retail Adjusted Gross Margin was $40.7 million, a decrease of $2.9 million compared to $43.6 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in fuel margins, which reduced Adjusted Gross Margin by $3.1 million.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Refining. For the six months ended June 30, 2026, our refining Adjusted Gross Margin was $865.5 million, an increase of $529.4 million compared to $336.1 million for the six months ended June 30, 2025. The increase was primarily driven by an increase of $666.2 million related to higher crack spreads, partially offset by $76.9 million related to unfavorable impacts from realized derivatives and a $68.2 million increase in environmental costs.
Logistics. For the six months ended June 30, 2026, our logistics Adjusted Gross Margin was $72.5 million, an increase of $4.1 million compared to $68.4 million for the six months ended June 30, 2025. The increase was primarily due to higher throughput across our logistics assets and an increase in equity earnings from our logistics investments, excluding our share of interest, taxes, and D&A of $2.3 million, partially offset by increased employee and repair and maintenance costs.
Retail. For the six months ended June 30, 2026, our retail Adjusted Gross Margin was $76.9 million, a decrease of $6.5 million compared to $83.4 million for the six months ended June 30, 2025. The decrease was primarily due to a $5.9 million decrease in fuel margins and a $1.5 million decrease due to lower sales volumes, partially offset by a $0.6 million increase in merchandise margins.
Discussion of Consolidated Results
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Revenues. For the three months ended June 30, 2026, revenues were $3.0 billion, a $1.1 billion increase compared to $1.9 billion for the three months ended June 30, 2025. The increase was primarily driven by higher refining revenue related to higher crude oil prices and higher average product crack spreads. Average Brent crude oil prices increased 45% and average WTI crude oil prices increased 46% as compared to the prior period. The Combined Index increased 139% compared to the second quarter of 2025. Revenues at our retail segment increased $34.8 million primarily due to a 30% increase in prices. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2026, cost of revenues (excluding depreciation) was $2.1 billion, an increase of $0.5 billion compared to $1.6 billion for the three months ended June 30, 2025. The increase was primarily due to higher crude oil prices as discussed above, partially offset by favorable feedstock costs.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2026, operating expense (excluding depreciation) was $157.1 million, an increase of $8.4 million compared to $148.7 million for the three months ended June 30, 2025. The increase was primarily due to increased employee costs, utilities expense, outside services costs, and rent expense. These were partially offset by $8 million lower other operating costs driven by repair and maintenance work done at our Montana refinery in 2025 with no similar work in 2026.
Depreciation and Amortization. For the three months ended June 30, 2026, D&A was $36.5 million, an increase of $1.8 million compared to $34.7 million for the three months ended June 30, 2025. The increase was primarily driven by additional D&A related to our new renewables fuels manufacturing facility.
General and Administrative Expense (Excluding Depreciation). For the three months ended June 30, 2026, general and administrative expense (excluding depreciation) was $28.0 million, an increase of $4.4 million compared to $23.6 million for the three months ended June 30, 2025. The increase was primarily due to a $4.6 million increase in employee costs.
Equity Earnings From Refining and Logistics Investments. During the three months ended June 30, 2026, Equity earnings from refining and logistics investments were $7.5 million, relatively consistent with $7.3 million for the three months ended June 30, 2025. Please read “Note 3—Refining and Logistics Equity Investments” for further information.
Par West Redevelopment and Other Costs. For the three months ended June 30, 2026, Par West redevelopment and other costs were $3.7 million, a decrease of $1.0 million compared to $4.7 million for the three months ended June 30, 2025, primarily due to a decrease in redevelopment activities.
Other Operating Loss (Gain), Net. For the three months ended June 30, 2026, there was a $0.3 million other operating loss, net, related to the disposal of equipment. For the three months ended June 30, 2025, the other operating gain, net, of $1.2 million was primarily related to the sale of property in Hawaii.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2026, our interest expense and financing costs were $14.3 million, a decrease of $7.8 million compared to $22.1 million for the three months ended June 30, 2025, primarily due to a decrease in interest expense related to lower Term Loan Credit Agreement interest rates, lower outstanding balances under our ABL Credit Facility and a decrease in costs associated with our interest rate derivatives, partially offset by an increase in interest expense related to our new 7.375% unsecured senior notes due June 1, 2034 (“2034 Notes”). In December 2025, we amended our Term Loan Credit Agreement to, among other things, reduce our interest rate by 50 basis points. Please read “Note 11—Debt” for further information.
Debt Extinguishment and Commitment Costs. For the three months ended June 30, 2026, we incurred $11.5 million of debt extinguishment and commitment costs related to the termination of our Term Loan Credit Agreement and our ABL amendment. For the three months ended June 30, 2025 we incurred no debt extinguishment and commitment costs. Please read “Note 11—Debt” for further information.

Equity earnings (losses) from Laramie Energy, LLC. For the three months ended June 30, 2026, Equity losses from Laramie Energy, LLC were $1.7 million compared to equity earnings of $1.9 million for the three months ended June 30, 2025. The decrease was primarily due to a $3.3 million decrease in our proportionate share of Laramie Energy’s earnings. Please read “Note 4—Investment in Laramie Energy” for further discussion.
Income Taxes. For the three months ended June 30, 2026, our income tax expense was $144.0 million, an increase of $127.1 million compared to $16.9 million for the three months ended June 30, 2025, primarily related to our higher 2026 pre-tax net income. Please read “Note 18—Income Taxes” for further discussion.
Net Income Attributable to Noncontrolling Interests. For the three months ended June 30, 2026, income attributable to noncontrolling interests was $0.8 million related to our Hawaii Renewables joint venture. For the three months ended June 30, 2025, there was no income or loss attributable to noncontrolling interests. Please read “Note 5—Joint Venture” for further discussion.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Revenues. For the six months ended June 30, 2026, revenues were $4.8 billion, a $1.2 billion increase compared to $3.6 billion for the six months ended June 30, 2025. The increase was primarily driven by higher average product crack spreads and higher crude oil prices. Average Brent crude oil prices increased 24% and average WTI crude oil prices increased 23% as compared to the prior period. The Combined Index increased 147% as compared to the prior period. Revenues at our retail segment increased $31.5 million, primarily due to a 17% increase in fuel prices, partially offset by a 2% decline in fuel sales volumes. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2026, cost of revenues (excluding depreciation) was $3.7 billion, an $0.5 billion increase compared to $3.2 billion for the six months ended June 30, 2025, primarily driven by higher crude oil prices and unfavorable derivative impacts, partially offset by favorable feedstock costs.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2026, operating expense (excluding depreciation) was $299.6 million, an increase relatively consistent with $292.8 million for the six months ended June 30, 2025.
Depreciation and Amortization. For the six months ended June 30, 2026, D&A was $70.9 million, relatively consistent with $71.3 million for the six months ended June 30, 2025.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2026, general and administrative expense (excluding depreciation) was $52.9 million, an increase of $5.0 million compared to $47.9 million for the six months ended June 30, 2025. The increase was primarily due to increases in employee costs.
Equity Earnings From Refining and Logistics Investments. For the six months ended June 30, 2026, equity earnings from refining and logistics investments were $13.3 million, a decrease of $1.5 million compared to $14.8 million for the six months ended June 30, 2025. The decrease was primarily due to a $2.6 million decrease in our proportionate share of YELP’s net income. Please read “Note 3—Refining and Logistics Equity Investments” for additional information.
Par West Redevelopment and Other Costs. For the six months ended June 30, 2026, Par West redevelopment and other costs were $6.7 million, a decrease of $2.0 million compared to $8.7 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in redevelopment activities.
Other Operating Loss (Gain), Net. For the six months ended June 30, 2026, there was a $1.1 million loss on sale of assets, net, primarily due to the loss on disposal of property and equipment in 2026. For the six months ended June 30, 2025, there was a $1.2 million gain on sale of assets, which resulted primarily from the sale of property in Hawaii.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2026, our interest expense and financing costs were $30.2 million, a decrease of $13.8 million compared to $44.0 million for the six months ended June 30, 2025, primarily due to a decrease in interest expense related to lower Term Loan Credit Agreement interest rates as discussed above, lower outstanding balances under our ABL Credit Facility, and a decrease in costs associated with our interest rate derivatives, partially offset by an increase in interest expense related to our new 2034 Notes. Please read “Note 11—Debt” for further information.
Debt Extinguishment and Commitment Costs. During the six months ended June 30, 2026, we incurred $11.5 million of debt extinguishment and commitment costs related to the termination of our Term Loan Credit Agreement and our ABL amendment. For the six months ended June 30, 2025, we incurred an immaterial amount of debt extinguishment and commitment costs. Please read “Note 11—Debt” for further information.
Other Expense, Net. For the six months ended June 30, 2026, other expense was $0.2 million, relatively consistent with $0.5 million for the six months ended June 30, 2025.
Equity Earnings from Laramie Energy, LLC. For the six months ended June 30, 2026, Equity earnings from Laramie Energy, LLC were $7.5 million, an increase of $4.9 million compared to $2.6 million for the six months ended June 30, 2025. The increase was primarily due to a $5.3 million increase in our proportionate share of Laramie Energy’s net income. Please read Note 4—Investment in Laramie Energy for further discussion.
Income Taxes. For the six months ended June 30, 2026, income tax expense was $156.4 million, an increase of $146.4 million compared to $10.0 million for the six months ended June 30, 2025, primarily related to our 2026 pre-tax net income. Please read Note 18—Income Taxes for further discussion.
Net Loss Attributable to Noncontrolling Interests. For the six months ended June 30, 2026, losses attributable to noncontrolling interests were $7.5 million, related to our Hawaii Renewables joint venture. For the six months ended June 30, 2025, there was no income or loss attributable to noncontrolling interests. Please read “Note 5—Joint Venture” for further discussion.
Condensed Consolidating Financial Information
On May 14, 2026, Par Petroleum, LLC and its consolidated subsidiaries (“Issuer and its Restricted Subsidiaries”) issued $500.0 million aggregate principal amount of 7.375% Senior Notes due 2034 ( the “2034 Notes”) under an indenture dated as of May 14, 2026 (the Indenture”). The 2034 Notes are guaranteed on a senior unsecured basis by Par Pacific Holdings, Inc. (the “Parent Guarantor”) and each of the Issuer’s subsidiaries that is a guarantor under the Indenture. Under the Indenture, the Parent Guarantor’s SEC filings generally satisfy the Notes reporting covenant. The indenture does not require Rule 3-10 or Rules 13-01/13-02 guarantor condensed consolidating financial information, Rule 3-09 or Rule 3-16 financial statements, or other separate schedules or separate financial statements of subsidiaries, affiliates or equity method investees. Because reporting occurs through the Parent Guarantor, the required reporting is instead satisfied through the Parent-level financial information accompanied by audited, reviewed, or MD&A consolidating information explaining in reasonable detail the differences between the Parent Guarantor and the Issuer and its Restricted Subsidiaries on a standalone basis. The indenture also requires a schedule eliminating Unrestricted Subsidiaries and reconciling that schedule to the financial statements in each report; because there are currently no Unrestricted Subsidiaries, no elimination adjustments would be reflected in that schedule.
The following condensed consolidating financial information, which is provided to satisfy the reporting requirements discussed above, reflects (i) the Parent Guarantor's separate accounts, (ii) the combined accounts of the Issuer and its Restricted Subsidiaries, each of which guarantees the 2034 Notes, (iii) the accounts of subsidiaries of the Parent Guarantor that are not guarantors of the 2034 Notes, and (iv) consolidating adjustments and eliminations, in each case for the dates and periods indicated. For purposes of this presentation, the Parent Guarantor's investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of June 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$26,369	$138,861	$19,767	$184,997
Restricted cash	353	1,500	—	1,853
Trade accounts receivable	—	514,384	—	514,384
Inventories	—	1,380,192	60,964	1,441,156
Prepaid and other current assets	5,363	307,314	(758)	311,919
Current note receivable from subsidiaries	33,000	—	(33,000)	—
Due from related parties	640,498	—	(640,498)	—
Total current assets	705,583	2,342,251	(593,525)	2,454,309
Property, plant, and equipment
Property, plant, and equipment	27,948	1,790,832	115,591	1,934,371
Less accumulated depreciation and amortization	(18,772)	(675,808)	(12,491)	(707,071)
Property, plant, and equipment, net	9,176	1,115,024	103,100	1,227,300
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,578	354,656	—	361,234
Refining and logistics equity investments	—	—	109,128	109,128
Investment in Laramie Energy, LLC	—	—	43,319	43,319
Investment in subsidiaries	1,515,484	—	(1,515,484)	—
Intangible assets, net	—	8,052	1,897	9,949
Goodwill	—	124,679	2,597	127,276
Other long-term assets	—	201,519	—	201,519
Total assets	$2,236,821	$4,146,181	$(1,848,968)	$4,534,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,048	$—	$1,048
Obligations under inventory financing agreements	—	83,734	78,573	162,307
Accounts payable	4,719	533,063	1,694	539,476
Accrued taxes	(28)	37,513	86	37,571
Operating lease liabilities	619	109,386	—	110,005
Other accrued liabilities	742	469,848	12,653	483,243
Current note payable to Parent	—	33,000	(33,000)	—
Due to related parties	291,537	532,171	(823,708)	—
Total current liabilities	297,589	1,799,763	(763,702)	1,333,650
Long-term liabilities
Long-term debt, net of current maturities	—	738,150	—	738,150
Finance lease liabilities	573	14,047	(3,778)	10,842
Operating lease liabilities	9,811	261,878	—	271,689
Other liabilities	—	174,008	(13,360)	160,648
Total liabilities	307,973	2,987,846	(780,840)	2,514,979
Commitments and contingencies
Noncontrolling interest	—	—	36,614	36,614
Stockholders’ equity
Common stock	493	—	—	493
Additional paid-in capital	887,103	(282,531)	336,124	940,696
Accumulated earnings (deficit)	1,029,711	1,431,430	(1,431,430)	1,029,711
Accumulated other comprehensive income (loss)	11,541	9,436	(9,436)	11,541
Total stockholders’ equity	1,928,848	1,158,335	(1,104,742)	1,982,441
Total liabilities, noncontrolling interest, and stockholders’ equity	$2,236,821	$4,146,181	$(1,848,968)	$4,534,034

	As of December 31, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$15,639	$125,892	$22,582	$164,113
Restricted cash	351	—	—	351
Trade accounts receivable	—	312,672	—	312,672
Inventories	—	1,199,523	29,264	1,228,787
Prepaid and other current assets	2,903	65,864	1,401	70,168
Due from related parties	579,579	—	(579,579)	—
Current note receivable from subsidiaries	60,000	—	(60,000)	—
Total current assets	658,472	1,703,951	(586,332)	1,776,091
Property, plant, and equipment
Property, plant, and equipment	25,016	1,729,382	108,707	1,863,105
Less accumulated depreciation and amortization	(17,730)	(637,470)	(9,954)	(665,154)
Property, plant, and equipment, net	7,286	1,091,912	98,753	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,787	384,608	—	391,395
Refining and logistics equity investments	—	—	98,654	98,654
Investment in Laramie Energy, LLC	—	—	35,806	35,806
Investment in subsidiaries	1,051,331	—	(1,051,331)	—
Intangible assets, net	—	8,541	943	9,484
Goodwill	—	124,679	2,597	127,276
Long term note receivable from subsidiaries	3,000	—	(3,000)	—
Other long-term assets	—	174,385	22,647	197,032
Total assets	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,930	$—	$4,930
Obligations under inventory financing agreements	—	130,150	31,342	161,492
Accounts payable	3,062	331,502	6,991	341,555
Accrued taxes	—	31,565	—	31,565
Operating lease liabilities	536	99,022	—	99,558
Other accrued liabilities	3,474	457,297	6,265	467,036
Current note payable to Parent	—	60,000	$(60,000)	—
Due to related parties	254,102	393,859	(647,961)	—
Total current liabilities	261,174	1,508,325	(663,363)	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	—	797,940	—	797,940
Finance lease liabilities	690	15,201	(3,889)	12,002
Operating lease liabilities	10,192	302,258	—	312,450
Long term note payable to Parent	—	3,000	$(3,000)	—
Other liabilities	—	153,152	(100,507)	52,645
Total liabilities	272,056	2,779,876	(770,759)	2,281,173
Commitments and contingencies
Noncontrolling interest	—	—	40,976	40,976
Stockholders’ equity
Preferred stock	—	—	—	—
Common stock	497	—	—	497
Additional paid-in capital	901,221	(205,916)	262,636	957,941
Accumulated earnings (deficit)	541,376	904,494	(904,494)	541,376
Accumulated other comprehensive income (loss)	11,726	9,622	(9,622)	11,726
Total stockholders’ equity	1,454,820	708,200	(651,480)	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689

	Three Months Ended June 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$338	$2,973,570	$(5,039)	$2,968,869

Operating expenses
Cost of revenues (excluding depreciation)	—	2,121,470	(5,281)	2,116,189
Operating expense (excluding depreciation)	—	154,023	3,099	157,122
Depreciation and amortization	580	33,556	2,318	36,454
General and administrative expense (excluding depreciation)	8,464	19,583	—	28,047
Equity earnings from refining and logistics investments	—	—	(7,468)	(7,468)
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	3,676	—	3,676
Other operating loss (gain), net	152	144	—	296
Total operating expenses	9,196	2,332,452	(7,332)	2,334,316

Operating income (loss)	(8,858)	641,118	2,293	634,553

Other income (expense)
Interest expense and financing costs, net	1	(13,995)	(274)	(14,268)
Debt extinguishment and commitment costs	—	(11,461)	—	(11,461)
Other income (expense), net	(9)	(154)	(8)	(171)
Equity earnings (losses) from subsidiaries	470,998	—	(470,998)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(1,666)	(1,666)
Total other income (expense), net	470,990	(25,610)	(472,946)	(27,566)

Income (loss) before income taxes	462,132	615,508	(470,653)	606,987
Income tax benefit (expense) (1)	—	(144,221)	175	(144,046)
Net income (loss)	462,132	471,287	(470,478)	462,941
Less:
Net income attributable to noncontrolling interest	—	—	810	810
Net income attributable to Par Pacific stockholders	$462,132	$471,287	$(471,288)	$462,131

	Three Months Ended June 30, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,893,435	$3	$1,893,438

Operating expenses
Cost of revenues (excluding depreciation)	—	1,593,479	—	1,593,479
Operating expense (excluding depreciation)	—	148,680	—	148,680
Depreciation and amortization	518	34,148	46	34,712
General and administrative expense (excluding depreciation)	7,232	16,416	—	23,648
Equity earnings from refining and logistics investments	—	—	(7,305)	(7,305)
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	4,690	—	4,690
Other operating loss (gain), net	—	(1,226)	—	(1,226)
Total operating expenses	7,750	1,796,187	(7,259)	1,796,678

Operating income (loss)	(7,750)	97,248	7,262	96,760

Other income (expense)
Interest expense and financing costs, net	(19)	(22,173)	86	(22,106)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(9)	(154)	—	(163)
Equity earnings (losses) from subsidiaries	67,238	—	(67,238)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	1,856	1,856
Total other income (expense), net	67,210	(22,327)	(65,296)	(20,413)

Income (loss) before income taxes	59,460	74,921	(58,034)	76,347
Income tax benefit (expense) (1)	—	(16,478)	(409)	(16,887)
Net income (loss)	$59,460	$58,443	$(58,443)	$59,460
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Par Pacific stockholders	$59,460	$58,443	$(58,443)	$59,460

	Six Months Ended June 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$541	$4,799,020	$(6,942)	$4,792,619

Operating expenses
Cost of revenues (excluding depreciation)	—	3,659,905	14,788	3,674,693
Operating expense (excluding depreciation)	—	295,027	4,613	299,640
Depreciation and amortization	1,150	67,188	2,576	70,914
General and administrative expense (excluding depreciation)	15,196	37,726	—	52,922
Equity earnings from refining and logistics investments	—	—	(13,297)	(13,297)
Acquisition and integration costs	64	—	—	64
Par West redevelopment and other costs	—	6,661	—	6,661
Other operating loss (gain), net	152	995	—	1,147
Total operating expenses	16,562	4,067,502	8,680	4,092,744

Operating income (loss)	(16,021)	731,518	(15,622)	699,875

Other income (expense)
Interest expense and financing costs, net	(17)	(29,605)	(580)	(30,202)
Debt extinguishment and commitment costs	—	(11,523)	—	(11,523)
Other income (expense), net	(18)	(154)	(13)	(185)
Equity earnings (losses) from subsidiaries	532,637	—	(532,637)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	7,513	7,513
Total other income (expense), net	532,602	(41,282)	(525,717)	(34,397)

Income (loss) before income taxes	516,581	690,236	(541,339)	665,478
Income tax benefit (expense) (1)	—	(163,300)	6,914	(156,386)
Net income (loss)	$516,581	$526,936	$(534,425)	$509,092
Less:
Net income (loss) attributable to noncontrolling interest	—	—	(7,489)	(7,489)
Net income attributable to Par Pacific stockholders	$516,581	$526,936	$(526,936)	$516,581

	Six Months Ended June 30, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,638,444	$30	$3,638,474

Operating expenses
Cost of revenues (excluding depreciation)	—	3,152,839	—	3,152,839
Operating expense (excluding depreciation)	—	292,834	—	292,834
Depreciation and amortization	1,005	70,199	94	71,298
General and administrative expense (excluding depreciation)	14,534	33,357	—	47,891
Equity earnings from refining and logistics investments	—	—	(14,819)	(14,819)
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	8,672	—	8,672
Other operating loss (gain), net	—	(1,225)	—	(1,225)
Total operating expenses	15,539	3,556,676	(14,725)	3,557,490

Operating income (loss)	(15,539)	81,768	14,755	80,984

Other income (expense)
Interest expense and financing costs, net	(50)	(44,077)	173	(43,954)
Debt extinguishment and commitment costs	—	(25)	—	(25)
Other income (expense), net	(17)	(517)	—	(534)
Equity earnings (losses) from subsidiaries	44,666	—	(44,666)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	2,582	2,582
Total other income (expense), net	44,599	(44,619)	(41,911)	(41,931)

Income (loss) before income taxes	29,060	37,149	(27,156)	39,053
Income tax benefit (expense) (1)	—	(9,485)	(508)	(9,993)
Net income (loss)	$29,060	$27,664	$(27,664)	$29,060
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Par Pacific stockholders	$29,060	$27,664	$(27,664)	$29,060
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
Our liquidity position as of June 30, 2026, was $1.4 billion, consisting of $185.0 million of cash and cash equivalents and $1.2 billion of availability under the ABL Credit Facility due 2031. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, for payments related to acquisitions, to repay or refinance indebtedness and to repurchase shares of our common stock.

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
Significant Developments. On May 14, 2026, we issued $500.0 million of 2034 Notes and used the proceeds and cash on hand to repay all amounts outstanding under the Term Loan Credit Agreement, which required quarterly principal payments of $1.6 million. Interest on the 2034 Notes of $18.4 million is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2026.
Cash Requirements. Other than the transactions discussed above, there have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, outside the ordinary course of business.
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$241,861	$132,179
Net cash used in investing activities	(82,781)	(86,788)
Net cash used in financing activities	(131,194)	(68,114)
Cash flows for the six months ended June 30, 2026
Net cash provided by operating activities for the six months ended June 30, 2026, was primarily driven by net income of $509.1 million, non-cash charges to operations and non-operating items of approximately $267.3 million, and net cash used for changes in operating assets and liabilities of approximately $534.5 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	a $133.0 million change in deferred tax assets driven by our net income during the period,
•	depreciation and amortization expenses of $70.9 million,
•	unrealized loss on derivatives contracts of $48.0 million,
•	debt commitment and extinguishment costs of $11.5 million,
•	an $8.3 million charge from changes in our inventory reserve for the lower of cost or net realizable value, and
•	stock based compensation expenses of $8.2 million,

partially offset by:

•	equity earnings of $13.3 million from our refining and logistic investments, and
•	equity earnings of $7.5 million from our investment in Laramie Energy.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $255.5 million increase in prepaid and other expenses primarily driven by increases in derivative assets,
•	a $222.5 million increase in Inventories driven by an increase in refined product inventory due to higher prices,
•	a $206.6 million increase in Accounts receivable primarily driven by timing of collections and increased pricing, and
•	deferred turnaround expenditures of $37.4 million driven by expenditures related to Hawaii refinery turnaround activities,

partially offset by:

•	an increase in Accounts payable and Other accrued liabilities of $186.7 million primarily driven by increased crude oil pricing.

    Net cash used in investing activities for the six months ended June 30, 2026, consisted primarily of $82.8 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including planned maintenance at our Hawaii and Washington refineries and our Hawaii renewable hydrotreater project.
Net cash used in financing activities was approximately $131.2 million for the six months ended June 30, 2026, and consisted primarily of:

•
net repayments of debt of $67.8 million driven by the repayment of the Term Loan Credit Agreement, partially offset by the issuance of our 2034 Notes and borrowings under our ABL Credit Facility activity,

•	repurchases of common stock of $37.1 million,
•	$18.2 million related to stock option exercises settled in cash, and
•	payments of $16.2 million of deferred loan costs related to the issuance of our 2034 Notes and ABL Credit Facility amendment,

partially offset by:

•	$4.9 million of proceeds received related to amounts previously withheld by J. Aron for inventory financing agreement activity.
Cash flows for the six months ended June 30, 2025
Net cash provided by operating activities for the six months ended June 30, 2025, was driven primarily by net cash provided by changes in operating assets and liabilities of approximately $64.7 million, non-cash charges to operations and non-operating items of approximately $38.4 million, and net income of $29.1 million. Non-cash charges to operations consisted primarily of the following adjustments:

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
Critical Accounting Estimates
For the six months ended June 30, 2026, there have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our disclosures about market risks as of and for the six months ended June 30, 2026, as compared to our disclosures about market risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the Renewables LC Facility, the ABL Credit Facility due 2031 and the 2034 Notes, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2026:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2026	1,866	$64.23	—	$109,188,350
May 1 - May 31, 2026	1,334	59.38	—	109,188,350
June 1 - June 30, 2026	11,528	54.12	4,780	249,959,005
Total	14,728	$55.88	4,780	$249,959,005
________________________________________________
(1)On February 20, 2026, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

2.11
Equity and Asset Purchase Agreement dated as of October 20, 2022, by and among Exxon Mobil Corporation, ExxonMobil Oil Corporation and ExxonMobil Pipeline Company, LLC, as sellers, and Par Montana, LLC and Par Montana Holdings, LLC, as purchaser entities, and solely for the limited purposes set forth therein, Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 20, 2022.##

2.12
First Amendment to Equity and Asset Purchase Agreement dated as of June 1, 2023, by and among Exxon Mobil Corporation, ExxonMobil Oil Corporation and ExxonMobil Pipeline Company, LLC, as sellers, and Par Montana, LLC, Par Montana Holdings, LLC, and Par Rocky Mountain Midstream, LLC, as purchaser entities, and solely for the limited purposes set forth therein, Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023.

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

4.3
Par Pacific Holdings, Inc. 2026 Long-Term Incentive Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 20, 2026.

4.4
Indenture, dated as of May 14, 2026, among Par Petroleum, LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2026.

4.5
Form of 7.375% Senior Notes due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2026). Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2026.

10.1
Amended and Restated Asset-Based Revolving Credit Agreement, dated as of May 14, 2026, by and among Par Pacific Holdings, Inc., as Holdings, Par Petroleum, LLC, Par Hawaii, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Montana LLC, Par Rocky Mountain Midstream, LLC, U.S. Oil & Refining Co. and Par Hawaii Refining, LLC, as Borrowers, Wells Fargo Bank National Association, as Agent, Issuing Bank, and Swing Lender, the lenders party thereto, as the Lenders, and the other issuing banks party thereto, as Issuing Banks. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2026.##

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

Date: August 5, 2026