Form 10-Q
period 2026-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2026-11-04
CIK 821483

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
For the quarterly period ended September 30, 2026

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

50,076,962 shares of Common Stock, $0.01 par value, were outstanding as of October 30, 2026.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$731,060	$164,113
Restricted cash	1,879	351
Trade accounts receivable, net of allowances of $0.4 million and $0.4 million at September 30, 2026, and December 31, 2025, respectively	611,115	312,672
Inventories	1,554,863	1,228,787
Prepaid and other current assets	195,611	70,168
Total current assets	3,094,528	1,776,091
Property, plant, and equipment
Property, plant, and equipment	1,962,368	1,863,105
Less accumulated depreciation and amortization	(725,003)	(665,154)
Property, plant, and equipment, net	1,237,365	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	340,779	391,395
Refining and logistics equity investments	93,736	98,654
Investment in Laramie Energy, LLC	43,080	35,806
Intangible assets, net	9,680	9,484
Goodwill	127,276	127,276
Other long-term assets	238,248	197,032
Total assets	$5,184,692	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,062	$4,930
Obligations under inventory financing agreements	259,245	161,492
Accounts payable	858,098	341,555
Accrued taxes	56,696	31,565
Operating lease liabilities	108,492	99,558
Other accrued liabilities	589,729	467,036
Total current liabilities	1,873,322	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	495,096	797,940
Finance lease liabilities	10,279	12,002
Operating lease liabilities	251,900	312,450
Other liabilities	185,389	52,645
Total liabilities	2,815,986	2,281,173
Noncontrolling interest	38,530	40,976
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2026, and December 31, 2025, 49,237,560 shares and 49,685,138 shares issued at September 30, 2026, and December 31, 2025, respectively	492	497
Additional paid-in capital	945,256	957,941
Accumulated earnings	1,372,979	541,376
Accumulated other comprehensive income	11,449	11,726
Total stockholders’ equity	2,330,176	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$5,184,692	$3,833,689

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$3,052,435	$2,012,936	$7,845,054	$5,651,410

Operating expenses
Cost of revenues (excluding depreciation)	2,337,149	1,453,697	6,011,842	4,606,536
Operating expense (excluding depreciation)	166,110	140,029	465,750	432,863
Depreciation and amortization	39,018	36,284	109,932	107,582
General and administrative expense (excluding depreciation)	26,651	24,242	79,573	72,133
Equity (earnings) losses from refining and logistics investments	7,552	(6,353)	(5,745)	(21,172)
Acquisition and integration costs	—	1,973	64	1,973
Par West redevelopment and other costs	3,377	4,525	10,038	13,197
Other operating loss (gain), net	438	23	1,585	(1,202)
Total operating expenses	2,580,295	1,654,420	6,673,039	5,211,910

Operating income	472,140	358,516	1,172,015	439,500

Other income (expense)
Interest expense and financing costs, net	(6,967)	(21,272)	(37,169)	(65,226)
Debt extinguishment and commitment costs	128	—	(11,395)	(25)
Other expense, net	(158)	(109)	(343)	(643)
Equity earnings (losses) from Laramie Energy, LLC	(239)	8,202	7,274	10,784
Total other expense, net	(7,236)	(13,179)	(41,633)	(55,110)

Income before income taxes	464,904	345,337	1,130,382	384,390
Income tax expense	(109,960)	(82,706)	(266,346)	(92,699)
Net income	354,944	262,631	864,036	$291,691
Less:
Net income (loss) attributable to noncontrolling interest	1,634	—	(5,855)	—
Net income attributable to Par Pacific stockholders	$353,310	$262,631	$869,891	$291,691

Income attributable to Par Pacific stockholders per share
Basic	$7.27	$5.29	$17.94	$5.69
Diluted	$7.11	$5.16	$17.54	$5.62
Weighted-average number of shares outstanding
Basic	48,565	49,633	48,496	51,237
Diluted	49,669	50,897	49,587	51,883

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$354,944	$262,631	$864,036	$291,691
Other comprehensive income (loss):
Other post-retirement loss, net of tax	(92)	(76)	(277)	(229)
Total other comprehensive loss, net of tax	(92)	(76)	(277)	(229)
Comprehensive income	354,852	262,555	863,759	291,462
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,634	—	(5,855)	—
Comprehensive income attributable to Par Pacific stockholders	$353,218	$262,555	$869,614	$291,462

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$864,036	$291,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,932	107,582
Debt extinguishment and commitment costs	11,331	25
Non-cash interest expense	6,050	4,734
Non-cash lower of cost and net realizable value adjustment	(2,856)	(531)
Deferred taxes	139,107	81,267
Other operating loss (gain), net	1,585	(1,202)
Stock-based compensation	12,354	11,761
Unrealized (gain) loss on derivative contracts	139,029	(41,363)
Equity earnings from Laramie Energy, LLC	(7,274)	(10,784)
Equity earnings from refining and logistics investments	(5,745)	(21,172)
Dividends received from refining and logistics investments	10,663	10,815
Net changes in operating assets and liabilities:
Trade accounts receivable	(303,324)	48,897
Prepaid and other assets	(146,543)	(4,340)
Inventories	(325,096)	(265,048)
Deferred turnaround expenditures	(87,440)	(100,011)
Obligations under inventory financing agreements	97,753	46,523
Accounts payable, other accrued liabilities, and operating lease ROU assets and liabilities	567,169	192,693
Net cash provided by operating activities	1,080,731	351,537
Cash flows from investing activities:
Capital expenditures	(120,180)	(121,338)
Proceeds from sale of assets and other	—	2,282
Net cash used in investing activities	(120,180)	(119,056)
Cash flows from financing activities:
Proceeds from borrowings	3,540,000	5,013,810
Repayments of borrowings	(3,851,683)	(5,180,660)
Payment of deferred loan costs	(18,363)	(389)
Purchase of common stock for retirement	(47,372)	(97,277)
Proceeds from exercise of stock options	2,952	—
Exercise of stock options	(18,189)	(2,089)
Proceeds from inventory financing agreements	4,880	28,203
Repayments of inventory financing agreements	—	(28,204)
Payments for debt extinguishment and commitment costs	(64)	(25)
Other financing activities, net	1,263	1,288
Net cash used in financing activities	(386,576)	(265,343)
Net increase (decrease) in cash, cash equivalents, and restricted cash	573,975	(32,862)
Cash, cash equivalents, and restricted cash at beginning of period	164,464	192,267
Cash, cash equivalents, and restricted cash at end of period	$738,439	$159,405

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$731,060	$159,055
Restricted cash included in current assets	1,879	350
Restricted cash included in other long-term assets	5,500	—
Total cash, cash equivalents, and restricted cash	$738,439	$159,405

Supplemental cash flow information:
Net cash paid for:
Interest	$(22,303)	$(55,657)
Taxes	(31,310)	(124)
Non-cash investing and financing activities:
Accrued capital expenditures	$23,564	$16,310
ROU assets obtained in exchange for new finance lease liabilities	—	1,491
ROU assets obtained in exchange for new operating lease liabilities	31,306	55,860
ROU assets terminated in exchange for release from finance lease liabilities	—	—
ROU assets terminated in exchange for release from operating lease liabilities	4,363	23

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance, December 31, 2024	55,265	$552	$884,548	$295,846	$10,356	$1,191,302	$—
Stock-based compensation	753	7	3,539	—	—	3,546	—
Purchase of common stock for retirement	(3,708)	(36)	(1,340)	(51,186)	—	(52,562)	—
Other comprehensive loss	—	—	—	—	(76)	(76)	—
Net loss	—	—	—	(30,400)	—	(30,400)	—
Balance, March 31, 2025	52,310	523	886,747	214,260	10,280	1,111,810	—
Issuance of common stock for employee stock purchase plan	57	—	1,515	—	—	1,515	—
Stock-based compensation	15	—	4,249	—	—	4,249	—
Purchase of common stock for retirement	(1,623)	(16)	(359)	(28,167)	—	(28,542)	—
Other comprehensive loss	—	—	—	—	(77)	(77)	—
Net income	—	—	—	59,460	—	59,460	—
Balance, June 30, 2025	50,759	507	892,152	245,553	10,203	1,148,415	—
Stock-based compensation	13	—	3,739	—	—	3,739	—
Purchase of common stock for retirement	(519)	(5)	(116)	(16,437)	—	(16,558)	—
Exercise of stock options	—	—	(2,089)	—	—	(2,089)	—
Other comprehensive loss	—	—	—	—	(76)	(76)	—
Net income	—	—	—	262,631	—	262,631	—
Balance, September 30, 2025	50,253	$502	$893,686	$491,747	$10,127	$1,396,062	$—

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance, December 31, 2025	49,685	$497	$957,941	$541,376	$11,726	$1,511,540	$40,976
Stock-based compensation	370	3	3,849	—	—	3,852	—
Contributions to joint venture	—	—	(2,865)	—	—	(2,865)	2,865
Purchase of common stock for retirement	(897)	(7)	(8,343)	(28,020)	—	(36,370)	—
Exercise of stock options	109	—	(14,685)	—	—	(14,685)	—
Other comprehensive loss	—	—	—	—	(93)	(93)	—
Net income (loss)	—	—	—	54,450	—	54,450	(8,299)
Balance, March 31, 2026	49,267	493	935,897	567,806	11,633	1,515,829	35,542
Issuance of common stock for employee stock purchase plan	26	—	1,486	—	—	1,486	—
Stock-based compensation, net	(4)	—	4,159	—	—	4,159	—
Contributions to joint venture	—	—	(262)	—	—	(262)	262
Purchase of common stock for retirement	(15)	—	(584)	(226)	—	(810)	—
Other comprehensive loss	—	—	—	—	(92)	(92)	—
Net income	—	—	—	462,131	—	462,131	810
Balance, June 30, 2026	49,274	493	940,696	1,029,711	11,541	1,982,441	36,614
Stock-based compensation	25	—	4,120	—	—	4,120	—
Contributions to joint venture	—	—	(282)	—	—	(282)	282
Purchase of common stock for retirement	(128)	(1)	(2,037)	(10,042)	—	(12,080)	—
Exercise of stock options	67	—	2,759	—	—	2,759	—
Other comprehensive loss	—	—	—	—	(92)	(92)	—
Net income	—	—	—	353,310	—	353,310	1,634
Balance, September 30, 2026	49,238	$492	$945,256	$1,372,979	$11,449	$2,330,176	$38,530
See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) provide both renewable and conventional fuels to the western United States. During the third quarter of 2026, we began presenting Renewables as a separate reportable segment, reflecting our continued investment in and development of our renewable fuels operations. Please read “Note 19—Segment Information” for further information. We currently operate in four primary business segments:
1) Refining - We own and operate four refineries. Our refineries in Kapolei, Hawaii; Newcastle, Wyoming; Tacoma, Washington; and Billings, Montana, convert crude oil into gasoline, distillate, asphalt, and other products to serve the state of Hawaii and areas ranging from the state of Washington to the Dakotas and Wyoming.
2) Retail - We operate fuel retail outlets in Hawaii, Washington, and Idaho. We operate convenience stores and fuel retail sites under our “Hele” and “nomnom” brands, “76” branded fuel retail sites, and other sites operated by third parties that sell gasoline, diesel, and retail merchandise such as soft drinks, prepared foods, and other sundries. We also operate unattended cardlock stations.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rocky Mountain regions. This network includes a single-point mooring in Hawaii, a unit train-capable rail loading terminal in Washington, and other terminals, pipelines, trucking operations, marine vessels, storage facilities, loading and truck racks, and rail facilities for the movement of petroleum, refined products, and ethanol in and among the Hawaiian islands, between the U.S. West Coast and Hawaii, and in areas ranging from the state of Washington to the Dakotas and Wyoming.
4) Renewables - In April 2026, Hawaii Renewables, LLC (“Hawaii Renewables”), our joint venture with Alohi Renewable Energy LLC (“Alohi”), an entity owned by Mitsubishi Corporation and ENEOS Corporation, commenced operations at the new renewable fuels facility co-located with our Hawaii refinery (“Renewable Fuels Facility”). The Renewable Fuels Facility is designed to produce approximately 61 million gallons annually of renewable diesel, sustainable aviation fuel, renewable naphtha, and low-carbon liquefied petroleum gases.
On August 25, 2026, Laramie Energy, LLC (“Laramie Energy”) entered into a definitive agreement to sell substantially all of its oil and gas assets to a third party. Upon closing, we will exit our noncontrolling ownership investment in Laramie Energy. The transaction is expected to close by the end of 2026, subject to regulatory approvals and customary closing conditions. Please read “Note 4—Investment in Laramie Energy” for further information.
As of September 30, 2026, we owned the following investments:
•a 46% equity investment in Laramie Energy;
•a 65% equity investment in Yellowstone Energy Limited Partnership (“YELP”);
•a 40% equity investment in Yellowstone Pipeline Company (“YPLC”); and
•a 63.5% ownership interest in Hawaii Renewables.
Our Corporate and Other reportable segment primarily includes general and administrative costs.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements are presented in our reporting currency, the U.S. dollar, and include the accounts of Par Pacific Holdings, Inc., its wholly owned subsidiaries, and its majority-owned subsidiaries in which we hold a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
For the Interim Periods Ended September 30, 2026 and 2025

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
Concentration Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. Substantially all of the cash and cash equivalents presented in our condensed consolidated balance sheet as of September 30, 2026, were held at a small number of financial institutions, and substantially all of these balances exceed Federal Deposit Insurance Corporation (“FDIC”) coverage limits. Our maximum exposure to loss from credit risk on these balances is their carrying amount.
Allowance for Credit Losses
We did not have a material change in our allowances on trade receivables during the three and nine months ended September 30, 2026 and 2025.
Cost Classifications
The following table summarizes depreciation and finance lease amortization expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$6,142	$6,059	$18,019	$19,343
Operating expense	20,192	17,274	56,992	57,585
General and administrative expense	870	772	2,532	2,190
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
Accounting Principles Adopted
There have been no recently adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements as of and for the nine months ended September 30, 2026.
Note 3—Refining and Logistics Equity Investments
Yellowstone Energy Limited Partnership
As of September 30, 2026, we owned a 65% limited partnership ownership interest in YELP. YELP owns a cogeneration facility in Billings, Montana, that converts petroleum coke, supplied from our Montana refinery and other nearby third-party refineries, into power for the local utility grid. The change in our equity investment in YELP is as follows (in thousands):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$75,071	$67,950	$69,740	$57,167
Equity earnings (losses) from YELP	(9,323)	4,208	(473)	15,687
Amortization of basis difference	(349)	(349)	(1,045)	(1,045)
Dividends received	—	(4,975)	(2,823)	(4,975)
Ending balance	$65,399	$66,834	$65,399	$66,834
Yellowstone Pipeline Company
As of September 30, 2026, we owned a 40% ownership interest in YPLC. YPLC owns a refined products pipeline that begins at our Montana refinery and transports refined product throughout Montana and the Pacific Northwest. The change in our equity investment in YPLC is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$34,057	$27,340	$28,914	$29,144
Equity earnings from YPLC	2,081	2,456	7,147	6,416
Accretion of basis difference	39	38	116	114
Dividends received	(7,840)	—	(7,840)	(5,840)
Ending balance	$28,337	$29,834	$28,337	$29,834
Note 4—Investment in Laramie Energy
On August 25, 2026, Laramie Energy entered into a definitive agreement to sell substantially all of its oil and gas assets to a third party. We expect to receive approximately $148 million in proceeds from this transaction, including $120 million at closing and $27.5 million on the fifth anniversary of the closing date. We are also eligible to receive additional earn-out payments of up to approximately $30 million. The transaction is expected to close by the end of 2026, subject to regulatory approvals and customary closing conditions.
As of September 30, 2026, we owned a 46% ownership interest in Laramie Energy, an entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco counties, Colorado. The balance of our investment in Laramie Energy was $43.1 million and $35.8 million as of September 30, 2026, and December 31, 2025, respectively.
As of September 30, 2026, and December 31, 2025, Laramie Energy’s term loan had an outstanding balance of $160.0 million.
At September 30, 2026, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $55.0 million. This difference arose primarily due to other-than-temporary impairments of our equity investment in Laramie Energy recorded in prior years.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$43,319	$15,080	$35,806	$12,498
Equity earnings (losses) from Laramie Energy	(1,645)	6,588	3,056	5,942
Accretion of basis difference	1,406	1,614	4,218	4,842
Ending balance	$43,080	$23,282	$43,080	$23,282

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Note 5—Joint Venture
Renewable Fuels Facility Joint Venture
As of September 30, 2026, we held a 63.5% ownership interest in Hawaii Renewables, and Alohi held the remaining 36.5% ownership interest. The joint venture was formed for the development, construction, ownership, and operation of the Renewable Fuels Facility. The Renewable Fuels Facility began commercial operations in April 2026.
The economic interest held by Alohi is recorded as a noncontrolling interest on our condensed consolidated balance sheets. Hawaii Renewables’ net income or loss is reflected in our Renewables segment on our condensed consolidated statements of operations.
Noncontrolling Interest
No accretion was recorded for the three and nine months ended September 30, 2026. We do not consider any of the put or exit rights described in the Equity Contribution Agreement executed by the Company and Alohi on July 21, 2025, to be probable as of September 30, 2026, as Alohi has not exercised or indicated its intent to exercise its put option and none of the contingent events have occurred.
Note 6—Revenue Recognition
As of September 30, 2026, and December 31, 2025, receivables from contracts with customers were $553.8 million and $265.0 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $1.2 million and $6.7 million as of September 30, 2026, and December 31, 2025, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenues to total segment revenues (in thousands):

Three Months Ended September 30, 2026	Refining	Logistics	Retail	Renewables
Product or service:
Gasoline	$979,482	$—	$141,312	$3,197
Distillates (1)	1,301,785	—	21,061	45,977
Other refined products (2)	600,046	—	20	—
Merchandise	—	—	28,456	—
Transportation and terminalling services	—	83,850	—	—
Other revenue	95,344	—	930	—
Total segment revenues (3)	$2,976,657	$83,850	$191,779	$49,174

Three Months Ended September 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$723,326	$—	$108,646
Distillates (1)	798,641	—	13,682
Other refined products (2)	387,615	—	—
Merchandise	—	—	28,048
Transportation and terminalling services	—	80,310	—
Other revenue	35,788	—	954
Total segment revenues (3)	$1,945,370	$80,310	$151,330

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Nine Months Ended September 30, 2026	Refining	Logistics	Retail	Renewables
Product or service:
Gasoline	$2,610,099	$—	$373,596	$3,197
Distillates (1)	3,381,146	—	51,044	70,603
Other refined products (2)	1,455,441	—	58	835
Merchandise	—	—	79,101	—
Transportation and terminalling services	—	240,280	—	—
Other revenue	182,119	—	2,613	—
Total segment revenues (3)	$7,628,805	$240,280	$506,412	$74,635

Nine Months Ended September 30, 2025	Refining	Logistics	Retail
Product or service:
Gasoline	$1,983,070	$—	$315,052
Distillates (1)	2,185,551	—	37,584
Other refined products (2)	1,146,149	—	—
Merchandise	—	—	79,223
Transportation and terminalling services	—	224,730	—
Other revenue	143,238	—	2,588
Total segment revenues (3)	$5,458,008	$224,730	$434,447
_______________________________________________________
(1)Distillates primarily include diesel and jet fuel.
(2)Other refined products include fuel oil, vacuum gas oil, and asphalt.
(3)Refer to “Note 19—Segment Information” for the reconciliation of segment revenues to total consolidated revenues.
Note 7—Inventories
Inventories at September 30, 2026, and December 31, 2025, consisted of the following (in thousands):

	Titled Inventory	Inventory Financing Agreements (1)	Total
September 30, 2026
Crude oil and feedstocks	$355,844	$154,263	$510,107
Refined products and blendstock	585,577	—	585,577
Warehouse stock and other (2)	459,179	—	459,179
Total	$1,400,600	$154,263	$1,554,863

December 31, 2025
Crude oil and feedstocks	$144,363	$125,077	$269,440
Refined products and blendstock	413,066	—	413,066
Warehouse stock and other (2)	546,281	—	546,281
Total	$1,103,710	$125,077	$1,228,787
________________________________________________________
(1)Please read “Note 9—Inventory Financing Agreements” for further information.
(2)Includes $356.7 million and $450.7 million of Renewable Identification Numbers (“RINs”) and environmental credits, reported at the lower of cost or net realizable value, as of September 30, 2026, and December 31, 2025, respectively. Our renewable volume obligation and other gross environmental credit obligations of $294.6 million and $380.4 million are included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, respectively.
As of September 30, 2026, there were no write-downs of the lower of cost or net realizable value of inventory. As of December 31, 2025, there were write-downs of the lower of cost or net realizable value of inventory of $2.1 million. As of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

September 30, 2026, and December 31, 2025, the current replacement cost exceeded the LIFO inventory carrying value by approximately $75.5 million and $9.1 million, respectively.
Note 8—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2026, and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Collateral posted with broker for derivative instruments (1)	$16,144	$7,016
Prepaid insurance	170	18,999
Deferred financing costs	367	1,568
Derivative assets	164,486	32,211
Other	14,444	10,374
Total	$195,611	$70,168
_________________________________________________________
(1)Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read “Note 12—Derivatives” for further information.
Note 9—Inventory Financing Agreements
Inventory Intermediation Agreement
On June 27, 2025, we entered into an amendment to the Inventory Intermediation Agreement to, among other things, facilitate entry into the Product Financing Agreement (both as defined below) and revise certain other terms and conditions. As of September 30, 2026, and December 31, 2025, there were $140.6 million and $130.2 million of outstanding obligations under the Inventory Intermediation Agreement, respectively.
Product Financing Agreement
On June 27, 2025, we entered into a RINs financing agreement with Citigroup Energy Inc. (“Citi”) (the “Product Financing Agreement”) to, among other things, provide funding to finance RINs, which is not to exceed $450 million in the aggregate when combined with obligations under the inventory intermediation agreement with Citi (the “Inventory Intermediation Agreement”). Pursuant to the Product Financing Agreement, from time to time, we may elect to sell surplus RINs and contemporaneously enter into a corresponding obligation to repurchase identical RINs at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded. The subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are presented as Proceeds from inventory financing agreements in our condensed consolidated statement of cash flows. As of September 30, 2026, and December 31, 2025, there were no product financing obligations under the Product Financing Agreement.
Renewables Intermediation Agreement
On October 2, 2025, Hawaii Renewables entered into a Framework Agreement for Commodity Swap Transactions (the “Renewables Intermediation Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which the parties agreed to a framework for entering into a series of swap transactions to support our operations at the Renewable Fuels Facility. Under the Renewables Intermediation Agreement, Hawaii Renewables and Wells Fargo will enter into a series of commodity swap transactions on a monthly basis, and Wells Fargo agreed to prepay a fixed amount not to exceed $100 million to Hawaii Renewables.
In connection with the Renewables Intermediation Agreement, on December 16, 2025, we entered into a Renewables LC Facility Agreement. Please read “Note 11—Debt” for the definition and further information.
On June 24, 2026, we entered into an amendment to the Renewables Intermediation Agreement. The amendment provided for an increase in the maximum commodity limit from $100 million to $150 million. As of September 30, 2026, and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

December 31, 2025, there were $118.7 million and $31.3 million of outstanding obligations under the Renewables Intermediation Agreement, respectively.
The following table summarizes the inventory intermediation fees, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations, and Interest expense and financing costs, net, related to the intermediation agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net fees and expenses:
Inventory Intermediation Agreement
Inventory intermediation fees (1)	$26,389	$9,707	$59,234	$26,184
Interest expense and financing costs, net	332	332	996	996
Product Financing Agreement
Interest expense and financing costs, net	—	317	—	317
Renewables Intermediation Agreement
Inventory intermediation fees (1)	1,396	—	3,371	—
Interest expense and financing costs, net	486	—	1,477	—
___________________________________________________
(1)Inventory intermediation fees under the Inventory Intermediation Agreement included market structure fees of $18.5 million and $53.7 million for the three and nine months ended September 30, 2026, respectively, and $4.1 million and $13.3 million for the three and nine months ended September 30, 2025, respectively. Inventory intermediation fees under the Renewables Intermediation Agreement included immaterial market structure fees for the three and nine months ended September 30, 2026. There were no inventory intermediation fees under the Renewables Intermediation Agreement for the three and nine months ended September 30, 2025.
Note 10—Other Accrued Liabilities
Other accrued liabilities at September 30, 2026, and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$45,468	$42,034
Environmental credit obligations (1)	294,616	380,390
Derivative liabilities	107,624	13,739
Deferred revenue	1,188	6,719
Accrued income taxes	101,473	12,118
Other	39,360	12,036
Total	$589,729	$467,036
___________________________________________________
(1)Please read “Note 13—Fair Value Measurements” for further information. A portion of these obligations is expected to be settled with our RINs assets and other environmental credits, which are presented as Inventories on our condensed consolidated balance sheet and are stated at the lower of cost or net realizable value. The carrying costs of these assets were $356.7 million and $450.7 million as of September 30, 2026, and December 31, 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Note 11—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2026	December 31, 2025
ABL Credit Facility due 2031 (1)	$—	$175,000
Term Loan Credit Agreement due 2030	—	633,625
Senior Notes due 2034	500,000	—
Other long-term debt	5,432	6,205
Principal amount of long-term debt	505,432	814,830
Less: unamortized discount and deferred financing costs	(9,274)	(11,960)
Total debt, net of unamortized discount and deferred financing costs	496,158	802,870
Less: current maturities, net of unamortized discount and deferred financing costs	(1,062)	(4,930)
Long-term debt, net of current maturities	$495,096	$797,940
_________________________________________________________
(1)The ABL Credit Facility due 2031, as defined below, amended and restated the prior ABL Credit Facility in its entirety on May 14, 2026. Balances and activity prior to the amendment date reflect the prior ABL Credit Facility.
As of September 30, 2026, and December 31, 2025, we had $95.2 million and $44.5 million, respectively, in letters of credit outstanding under the ABL Credit Facility due 2031, as defined below. As of September 30, 2026, and December 31, 2025, we had no letters of credit outstanding under the Letter of Credit Facility Agreement that Hawaii Renewables entered into with Wells Fargo (the “Renewables LC Facility Agreement”). We had $124.1 million and $85.9 million in surety bonds outstanding as of September 30, 2026, and December 31, 2025, respectively.
Under the ABL Credit Facility due 2031 and the 2034 Notes, each as defined below, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
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
The interest rates applicable to borrowings under the ABL Credit Facility due 2031 are based on a fluctuating rate of interest measured by reference to either (i) a base rate plus an applicable base rate margin or (ii) a Term Secured Overnight Financing Rate (“SOFR”) rate plus an applicable SOFR margin, as determined by the type of borrowing. The initial applicable margin for borrowings under the ABL Credit Facility due 2031 is 0.25% per annum with respect to base rate borrowings, 1.25% per annum with respect to SOFR borrowings, and 1.00% per annum with respect to letters of credit; the applicable margin for such borrowings after June 30, 2026, is based on our quarterly average excess availability as determined by reference to a borrowing base. See the applicable margin ranges for each type of borrowing in the table below. We also pay a de minimis fee for any undrawn amounts available under the ABL Credit Facility due 2031.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

The applicable margins for the ABL Credit Facility due 2031 and advances under the ABL Credit Facility due 2031 are as specified below:

Level	Arithmetic Mean of Daily Availability (as a percentage of the borrowing base)	Term SOFR Loans	Base Rate Loans	Letters of Credit
1	>50%	1.25%	0.25%	1.00%
2	>30% but ≤50%	1.50%	0.50%	1.25%
3	≤30%	1.75%	0.75%	1.50%
The ABL Credit Facility due 2031 includes certain customary affirmative and negative covenants, including a minimum financial fixed charge coverage ratio. In addition, the covenants limit our ability and the ability of our restricted subsidiaries to, among other things: incur liens; engage in a consolidation, merger, and purchase or sale of assets; pay dividends; incur indebtedness; make advances, investments, and loans; enter into affiliate transactions; issue equity interests; or create subsidiaries and unrestricted subsidiaries.
In accordance with ASC Topic 470, “Debt,” we accounted for the ABL Credit Facility due 2031 as a debt modification. We recognized debt extinguishment costs of $0.4 million associated with the unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2026. Existing unamortized deferred financing and modification costs of $4.6 million and additional deferred financing costs of $7.9 million related to the 2026 debt modification will be amortized over the remaining term of the ABL Credit Facility due 2031.
As of September 30, 2026, the ABL Credit Facility due 2031 had no revolving loans outstanding, a borrowing base of approximately $1.8 billion, and $1.7 billion of availability.
Senior Notes due 2034
On May 14, 2026, we and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture, pursuant to which we issued $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due June 1, 2034 (“2034 Notes”). We recorded deferred financing costs of $9.6 million that will be amortized over the term of the 2034 Notes. We used the proceeds from the 2034 Notes and cash on hand to repay the aggregate principal balance under and terminate the Term Loan Credit Agreement.
Interest on the 2034 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2026. At any time prior to June 1, 2029, we may redeem some or all of the 2034 Notes at a redemption price equal to 100% of the principal amount of the 2034 Notes redeemed, plus the “make-whole” premium as of, and accrued and unpaid interest to, but excluding, the redemption date. We may redeem, at any time prior to June 1, 2029, up to 40% of the aggregate principal amount of the 2034 Notes at a redemption price equal to 107.375% of the principal amount of the 2034 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, with an amount equal to all or a portion of the net cash proceeds of certain equity offerings. On or after June 1, 2029, we may redeem some or all of the 2034 Notes at the redemption prices (expressed as percentages of principal amount of the 2034 Notes to be redeemed) shown in the table below, plus accrued and unpaid interest to, but excluding, the redemption date.

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
The indenture contains customary provisions relating to events of default and certain affirmative and negative covenants.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Term Loan Credit Agreement due 2030
On May 14, 2026, and in connection with the issuance of the 2034 Notes, we terminated and repaid all amounts outstanding under the term loan credit agreement (“Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. We recognized debt extinguishment costs of $11.0 million associated with the unamortized deferred financing costs, which were recorded in Debt extinguishment and commitment costs on our condensed consolidated statement of operations for the nine months ended September 30, 2026.
Cross Default Provisions
Included within each of our debt agreements are affirmative and negative covenants and customary cross-default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2026, we were in compliance with the covenants under all of our debt instruments.
Note 12—Derivatives
Commodity Derivatives
Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read “Note 13—Fair Value Measurements” for the gross fair value and net carrying value of our derivative instruments.
Our open futures and over-the-counter (“OTC”) swaps expire by December 2027. At September 30, 2026, our open commodity derivative contracts represented (in thousands of barrels):

Contract Type	Purchases	Sales	Net
Futures	275	(275)	—
Swaps	62,656	(69,731)	(7,075)
Total	62,931	(70,006)	(7,075)
At September 30, 2026, we also had option collars that economically hedge a portion of our internally consumed fuel at our refineries. The following table provides information on these option collars as of September 30, 2026:

	2026	2027
Total open option collars	570	600
Weighted-average strike price - floor (in dollars)	$45.30	$63.13
Weighted-average strike price - ceiling (in dollars)	$82.54	$87.00
Earliest commencement date	October 2026	January 2027
Furthest expiry date	December 2026	December 2027
Environmental Credit Derivatives
At September 30, 2026, our open environmental credit derivative contracts represented 180 thousand credits.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Credit Facility due 2031 and the Inventory Intermediation Agreement. We may utilize interest rate swaps to manage our interest rate risk.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

The following table provides information on the fair value amounts (in thousands) of our derivatives as of September 30, 2026, and December 31, 2025, and their placement within our condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2026	December 31, 2025
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$1,312	$21,588
Environmental credit derivatives (1)	Prepaid and other current assets	—	1,380
Commodity derivatives (1)	Other long-term assets	(775)	1,295
Commodity derivatives (2)	Other accrued liabilities	(102,601)	(944)
Commodity derivatives	Other liabilities	(17,022)	—
Environmental credit derivatives (2)	Other accrued liabilities	(4,956)	—
Citi repurchase obligation derivative	Obligations under inventory financing agreements	15,708	3,289
Wells Fargo terminal obligation derivative	Obligations under inventory financing agreements	(793)	517
Interest rate derivatives	Prepaid and other current assets	1,551	—
Interest rate derivatives	Other liabilities	—	(380)
_________________________________________________________
(1)Does not include cash collateral of $16.1 million and $7.0 million recorded in Prepaid and other current assets as of September 30, 2026, and December 31, 2025, respectively. Does not include $161.7 million and $9.2 million recorded in Prepaid and other current assets as of September 30, 2026, and December 31, 2025, respectively, related to realized derivatives receivable.
(2)Does not include $12.8 million recorded in Other accrued liabilities as of December 31, 2025, related to realized derivatives payable. There were immaterial realized derivatives payable recorded in Other accrued liabilities as of September 30, 2026.
The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2026	2025	2026	2025
Commodity derivatives	Cost of revenues (excluding depreciation)	$(68,572)	$12,206	$(132,690)	$54,128
Environmental credit derivatives	Cost of revenues (excluding depreciation)	(2,498)	—	(5,316)	—
Citi repurchase obligation derivative	Cost of revenues (excluding depreciation)	9,806	5,514	12,419	3,424
Wells Fargo terminal obligation derivative	Cost of revenues (excluding depreciation)	(2,839)	—	(1,311)	—
Interest rate derivatives	Interest expense and financing costs, net	1,297	195	1,931	(539)
Note 13—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Gross Environmental Credit Obligations
On August 31, 2026, the U.S. Environmental Protection Agency (“EPA”) announced decisions on small refinery exemptions (“SREs”) for the 2025 compliance year and granted a combination of full and partial relief to certain refineries we own. As a result, a portion of our 2025 renewable volume obligation (“RVO”) was relieved. As of September 30, 2026, the EPA had not made a determination with respect to SREs for the 2026 compliance year. Accordingly, our recorded RVO for the nine months ended September 30, 2026, reflects 100% of the RVO for the respective period with no assumption of SRE relief.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Please read “Note 15—Commitments and Contingencies” for further information on the EPA regulations related to greenhouse gases.
Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2026, and December 31, 2025, are presented gross in the tables below (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$6,207	$1,348,699	$—	$1,354,906	$(1,354,369)	$537
Interest rate derivatives	—	1,551	—	1,551	—	1,551
Total	$6,207	$1,350,250	$—	$1,356,457	$(1,354,369)	$2,088

Liabilities
Commodity and environmental credit derivatives	$(19,302)	$(1,459,646)	$—	$(1,478,948)	$1,354,369	$(124,579)
Citi repurchase obligation derivative	—	—	15,708	15,708	—	15,708
Wells Fargo terminal obligation derivative	—	(793)	—	(793)	—	(793)
Gross environmental credit obligations (2) (3)	—	(27,058)	—	(27,058)	—	(27,058)
Total liabilities	$(19,302)	$(1,487,497)	$15,708	$(1,491,091)	$1,354,369	$(136,722)

	December 31, 2025
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity and environmental credit derivatives	$2,439	$422,235	$—	$424,674	$(400,411)	$24,263

Liabilities
Commodity derivatives	$(1,833)	$(399,522)	$—	$(401,355)	$400,411	$(944)
Citi repurchase obligation derivative	—	—	3,289	3,289	—	3,289
Wells Fargo terminal obligation derivative	—	517	—	517	—	517
Interest rate derivatives	—	(380)	—	(380)	—	(380)
Gross environmental credit obligations (2) (3)	—	(23,679)	—	(23,679)	—	(23,679)
Total liabilities	$(1,833)	$(423,064)	$3,289	$(421,608)	$400,411	$(21,197)
_________________________________________________________
(1)Does not include cash collateral of $16.1 million and $7.0 million as of September 30, 2026, and December 31, 2025, respectively, included within Prepaid and other current assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

(2)Does not include RINs assets and other environmental credits of $356.7 million and $450.7 million presented in Inventories on our condensed consolidated balance sheet and stated at the lower of cost or net realizable value as of September 30, 2026, and December 31, 2025, respectively.
(3)Does not include environmental liabilities of $267.6 million and $356.7 million satisfied by internally generated or purchased environmental credits and presented at the carrying value of these credits included in Other accrued liabilities on our condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, respectively.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, at beginning of period	$5,902	$(3,678)	$3,289	$(1,588)
Settlements	—	—	—	—
Total gains included in earnings (1)	9,806	5,514	12,419	3,424
Balance, at end of period	$15,708	$1,836	$15,708	$1,836
_________________________________________________________
(1)Included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2026, and December 31, 2025, are as follows (in thousands):

	September 30, 2026
	Carrying Value	Fair Value
ABL Credit Facility due 2031 (1)	$—	$—
Term Loan Credit Agreement due 2030 (2)	—	—
Senior Notes due 2034 (2)	490,726	497,500
Other long-term debt (2)	5,432	5,223

	December 31, 2025
	Carrying Value	Fair Value
ABL Credit Facility due 2031 (1)	$175,000	$175,000
Term Loan Credit Agreement due 2030 (2)	621,665	633,625
Senior Notes due 2034 (2)	—	—
Other long-term debt (2)	6,205	6,310
_________________________________________________________
(1)The fair value measurements of the ABL Credit Facility due 2031 are considered Level 3 measurements in the fair value hierarchy. The ABL Credit Facility due 2031 amended and restated the prior ABL Credit Facility in its entirety on May 14, 2026. Balances and activity prior to the amendment date reflect the prior ABL Credit Facility.
(2)The fair value measurements of the Term Loan Credit Agreement, Senior Notes due 2034, and Other long-term debt are considered Level 2 measurements in the fair value hierarchy as discussed below.
The fair values of the Term Loan Credit Agreement, Senior Notes due 2034, and Other long-term debt were determined using a market approach based on quoted prices, and the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.
The carrying values of our ABL Credit Facility due 2031, Renewables LC Facility Agreement, and Product Financing Agreement were determined to approximate fair value as of September 30, 2026. The fair values of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

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
The following table provides information on the amounts (in thousands) of our right-of-use assets (“ROU assets”) and liabilities, weighted-average remaining lease terms, and weighted-average discount rates as of September 30, 2026, and December 31, 2025, and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Finance	Property, plant, and equipment	$32,380	$33,557
Finance	Accumulated amortization	(17,942)	(17,185)
Finance	Property, plant, and equipment, net	14,438	16,372
Operating	Operating lease right-of-use (“ROU”) assets	340,779	391,395
Total right-of-use assets		$355,217	$407,767

Liabilities
Current
Finance	Other accrued liabilities	$2,288	$2,303
Operating	Operating lease liabilities	108,492	99,558
Long-term
Finance	Finance lease liabilities	10,279	12,002
Operating	Operating lease liabilities	251,900	312,450
Total lease liabilities		$372,959	$426,313

Weighted-average remaining lease term (in years)
Finance		9.93	9.89
Operating		6.70	6.58
Weighted-average discount rate
Finance		6.86%	6.89%
Operating		7.27%	7.62%
The following table summarizes the lease costs and income recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (income) type	2026	2025	2026	2025
Finance lease cost
Amortization of finance lease ROU assets	$635	$639	$1,937	$1,961
Interest on lease liabilities	219	240	684	712
Operating lease cost	34,179	31,610	99,748	94,649
Variable lease cost	3,498	3,190	9,635	9,267
Short-term lease cost	1,439	2,429	4,457	6,930
Net lease cost	$39,970	$38,108	$116,461	$113,519

Operating lease income (1)	$(602)	$(567)	$(1,796)	$(1,696)
_________________________________________________________
(1)The majority of our lessor income comes from leases with lease terms of one year or less, and the estimated future

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

undiscounted cash flows from lessor income are not expected to be material.
The following table summarizes the supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
Lease type	2026	2025
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$1,712	$1,699
Operating cash flows from finance leases	686	708
Operating cash flows from operating leases	101,677	88,179
Non-cash supplemental amounts
ROU assets obtained in exchange for new finance lease liabilities	—	1,491
ROU assets obtained in exchange for new operating lease liabilities	31,306	55,860
ROU assets terminated in exchange for release from operating lease liabilities	4,363	23
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of September 30, 2026 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2026 (1)	$776	$36,094	$36,870
2027	3,022	124,211	127,233
2028	2,118	102,446	104,564
2029	1,712	25,884	27,596
2030	1,163	19,463	20,626
2031	1,079	15,855	16,934
Thereafter	7,613	110,883	118,496
Total lease payments	17,483	434,836	452,319
Less amount representing interest	(4,916)	(74,444)	(79,360)
Present value of lease liabilities	$12,567	$360,392	$372,959
_________________________________________________________
(1)Represents the period from October 1, 2026, to December 31, 2026.
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
Tax and Related Matters
From time to time, Par Hawaii Refining, LLC (“PHR”) has appealed various tax assessments related to its land, buildings, and fuel storage tanks, and is currently appealing the City of Honolulu’s property tax assessments for tax years 2023, 2024, 2025, and 2026. During the first quarter of 2022, we received a tax assessment in the amount of $1.4 million from the Washington Department of Revenue related to its audit of certain taxes allegedly payable on certain sales of raw vacuum gas oil between 2014 and 2016. We appealed in November 2022. On September 26, 2025, the Thurston County Superior Court dismissed our refund claim. We have appealed to the Washington Court of Appeals. Additionally, by opinion dated September 22, 2021, the Hawaii Attorney General reversed a prior 1964 opinion exempting various business transactions conducted in the Hawaii foreign trade zone from certain state taxes. We and other similarly situated state taxpayers who had previously claimed such exemptions, certain of which we are contractually obligated to indemnify, are currently being audited for such prior tax periods. Similarly, on September 30, 2021, we received notice of a complaint filed on May 17, 2021, in camera and under seal in the First Circuit Court of the State of Hawaii alleging that PHR, Par Pacific Holdings, Inc., and certain unnamed defendants

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

made false claims and statements in connection with various state tax returns related to our business conducted within the Hawaii foreign trade zone, and seeking unspecified damages, penalties, interest, and injunctive relief. We dispute the allegations in the complaint and intend to vigorously defend ourselves in such proceeding.
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
Hawaii Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro Corporation (“Tesoro”) entered into a consent decree with the EPA, the U.S. Department of Justice, and other state governmental authorities concerning alleged violations of the federal Clean Air Act (“CAA”) related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery in Kapolei, Hawaii, that we acquired from Tesoro in 2013. On September 29, 2023, we received a letter from the EPA related to the alleged violation of certain air emissions limits, controls, monitoring, and repair requirements under the Consent Decree and the CAA. We are unable to predict the cost to resolve these alleged violations, but resolution will likely involve financial penalties or capital expenditure requirements that could be material.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Hermes Consolidated LLC and its wholly owned subsidiary Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2026, we had accrued $15.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder over approximately 25 years.
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
Regulation of Greenhouse Gases
Under the Energy Independence and Security Act (the “EISA”), the Renewable Fuel Standard (the “RFS”) requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply. Over time, higher annual RFS requirements have the potential to reduce demand for our refined transportation fuel products. The RFS enables the EPA to exempt certain small refineries from the renewable fuels blending requirements in the event such requirements would cause disproportionate economic hardship to such refineries. On March 27, 2026, the EPA announced a final rule to establish required RFS volumes and percentage standards for 2026 and 2027, which include a 70% reallocation of SREs granted for the 2023–2025 compliance years. This final rule also partially waives the 2025 biofuel volume requirement and revises the associated percentage standard.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

On August 31, 2026, the EPA also announced decisions on various SRE petitions for the 2025 compliance year and granted full and partial relief to certain refineries we own. As a result, a portion of our 2025 RVO was relieved, and we recorded a corresponding gain of $142.4 million within Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations for the three and nine months ended September 30, 2026. Please read “Note 13—Fair Value Measurements” for further information on our RVO valuation.
Other
The Climate Commitment Act (“Washington CCA”) was established in 2021 and took effect January 1, 2023. The Washington CCA established a cap-and-invest program designed to significantly reduce greenhouse gas emissions. We purchase emission allowances and compliance credits or allowances at state auctions and on the open market to meet our obligations under the Washington CCA, and include the costs in the price of our products.
We assumed certain environmental liabilities as part of our purchase of the Montana refinery, including costs related to hazardous waste corrective measures and ground and surface water sampling and monitoring. Based on current information, reasonable estimates we received suggest the aggregate amount of these liabilities to be approximately $8.6 million. We expect to incur these costs over a 17 to 27 year period. On December 17, 2025, Exxon Mobil Corporation filed a complaint against Par Montana, LLC, and several other parties to recover alleged cleanup costs at the Yale Oil site in Billings, Montana. However, at this time, we do not believe that we have any material liability associated with any Superfund site, including the Yale Oil site.
On November 6, 2025, Pacific Current, LLC, formerly the owner of the Hamakua power plant, filed a complaint against PHR and another company. The complaint claims that PHR manufactured and sold defective naphtha fuel to a third party that resold the fuel to Pacific Current, allegedly causing significant damage to the plant. We dispute the allegations and do not presently believe the outcome will have a material impact on our financial condition, results of operations, or cash flows.
During the third quarter of 2026, the Company was named in purported employment class action lawsuits in the State of Washington alleging various wage and hour and statutory labor and employment-related violations. We dispute the allegations in the complaints and intend to vigorously defend ourselves in the legal proceedings.
Note 16—Stockholders’ Equity
Share Repurchase Program
On February 20, 2026, our Board of Directors (the “Board”) authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock. During the three and nine months ended September 30, 2026, 0.1 million and 0.9 million shares were repurchased under this share repurchase program for $10.0 million and $38.3 million, respectively. The repurchased shares were retired by the Company upon receipt. During the three and nine months ended September 30, 2025, 0.5 million and 5.7 million shares were repurchased under the prior share repurchase program for $16.4 million and $95.8 million, respectively. As of September 30, 2026, there was $238.3 million of authorization remaining under the current share repurchase program.
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Par Pacific Holdings, Inc. 2012 and 2026 Long-Term Incentive Plans and Stock Purchase Plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted Stock Awards	$2,802	$2,660	$8,383	$8,329
Restricted Stock Units	989	717	2,752	2,116
Stock Option Awards	330	362	997	1,089
During the three and nine months ended September 30, 2026, we granted 32 thousand and 327 thousand shares of restricted stock and restricted stock units with a fair value of approximately $2.4 million and $15.0 million, respectively. As of September 30, 2026, there was approximately $18.3 million of total unrecognized compensation costs related to restricted stock

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.
During the three and nine months ended September 30, 2026, we granted no stock option awards. As of September 30, 2026, there was approximately $3.4 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
During the nine months ended September 30, 2026, we granted 98 thousand performance restricted stock units to executive officers; no grants were made during the three months ended September 30, 2026. These performance restricted stock units had a fair value of approximately $4.2 million and are subject to certain annual performance targets based on three-year performance periods as defined by our Board. As of September 30, 2026, there was approximately $5.2 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
We paid $18.2 million during the nine months ended September 30, 2026, and $2.1 million during each of the three and nine months ended September 30, 2025, related to the exercise of stock options. During the three months ended September 30, 2026, there were no payments related to stock option exercises.
Note 17—Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) per share attributable to Par Pacific stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$354,944	$262,631	$864,036	$291,691
Less: Net income (loss) attributable to noncontrolling interest	1,634	—	(5,855)	—
Net income attributable to Par Pacific stockholders	$353,310	$262,631	$869,891	$291,691

Numerator for diluted income attributable to Par Pacific stockholders per common share	$353,310	$262,631	$869,891	$291,691

Basic weighted-average common stock shares outstanding	48,565	49,633	48,496	51,237
Plus: dilutive effects of common stock equivalents	1,104	1,264	1,091	646
Diluted weighted-average common stock shares outstanding	49,669	50,897	49,587	51,883

Basic income attributable to Par Pacific stockholders per common share	$7.27	$5.29	$17.94	$5.69
Diluted income attributable to Par Pacific stockholders per common share	$7.11	$5.16	$17.54	$5.62

Diluted income attributable to Par Pacific stockholders per common share excludes the following equity instruments because their effect would be anti-dilutive:
Shares of unvested restricted stock	2	90	58	377
Shares of stock options	—	350	117	735
Note 18—Income Taxes
Our income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.
For the three and nine months ended September 30, 2026, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for officers’ compensation and equity method investments.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

For the three and nine months ended September 30, 2025, our effective tax rate differed from the statutory rates primarily as a result of the differing apportionment rates for our state income taxes as well as an adjustment for equity compensation and equity method investments.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss (“NOL”) carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which our refining, retail, and logistics revenues are derived are not the same states in which our NOLs were incurred; therefore, we expect to incur state tax liabilities in connection with our refining, retail, and logistics operations. We expect to begin paying federal income tax in 2026 as our NOL carryforwards will be fully utilized.
Note 19—Segment Information
During the third quarter of 2026, we began presenting Renewables as a separate reportable segment, reflecting our continued investment in and development of our renewable fuels operations. Our chief operating decision maker (“CODM”) reviews discrete financial information for these operations to assess performance and allocate resources. Although the segment does not meet the quantitative thresholds under ASC 280, management has elected separate presentation because it believes the information is useful to investors. As such, we report the results for the following five reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Renewables, and (v) Corporate and Other. Segment asset information is not provided to our CODM.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Summarized financial information concerning reportable segments consists of the following (in thousands). For comparative purposes, previously reported 2026 interim periods have been recast to align with our current segment presentation. In 2025, an immaterial amount of Renewables costs was included in the Refining segment. As such, the 2025 comparative periods were not recast.

Three Months Ended September 30, 2026	Refining	Logistics	Retail	Renewables	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$2,881,313	$—	$162,393	$49,174	$(157,798)	$2,935,082
Other revenue	95,344	83,850	29,386	—	(91,227)	117,353
Total revenues	2,976,657	83,850	191,779	49,174	(249,025)	3,052,435
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	79,052	—	—	—	(79,052)	—
Other cost of revenues (excluding depreciation)	2,272,217	51,058	149,415	34,763	(170,304)	2,337,149
Total cost of revenues (excluding depreciation)	2,351,269	51,058	149,415	34,763	(249,356)	2,337,149
Operating expense (excluding depreciation)	134,439	5,166	23,759	2,746	—	166,110
Depreciation and amortization	26,301	6,175	2,642	3,008	892	39,018
General and administrative expense (excluding depreciation)	—	—	—	—	26,651	26,651
Equity loss (earnings) from refining and logistics investments	9,671	(2,119)	—	—	—	7,552
Acquisition and integration costs	—	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	—	3,377	3,377
Other operating loss (gain), net	528	(90)	—	—	—	438
Operating income (loss)	$454,449	$23,660	$15,963	$8,657	$(30,589)	$472,140
Interest expense and financing costs, net						(6,967)
Debt extinguishment and commitment costs						128
Other expense, net						(158)
Equity losses from Laramie Energy, LLC						(239)
Income before income taxes						464,904
Income tax expense						(109,960)
Net income						$354,944
Less:
Net income attributable to noncontrolling interest						1,634
Net income attributable to Par Pacific stockholders						$353,310

Capital expenditures	$20,389	$13,048	$1,871	$1,117	$974	$37,399

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Three Months Ended September 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$1,909,582	$—	$122,328	$(88,185)	$1,943,725
Other revenue	35,788	80,310	29,002	(75,889)	69,211
Total revenues	1,945,370	80,310	151,330	(164,074)	2,012,936
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	75,891	—	—	(75,891)	—
Other cost of revenues (excluding depreciation)	1,393,203	40,840	107,838	(88,184)	1,453,697
Total cost of revenues (excluding depreciation)	1,469,094	40,840	107,838	(164,075)	1,453,697
Operating expense (excluding depreciation)	112,781	5,684	21,564	—	140,029
Depreciation and amortization	26,596	6,093	2,801	794	36,284
General and administrative expense (excluding depreciation)	—	—	—	24,242	24,242
Equity earnings from refining and logistics investments	(3,860)	(2,493)	—	—	(6,353)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	4,525	4,525
Other operating loss (gain), net	(10)	(1)	34	—	23
Operating income (loss)	$340,769	$30,187	$19,093	$(31,533)	$358,516
Interest expense and financing costs, net					(21,272)
Other expense, net					(109)
Equity earnings from Laramie Energy, LLC					8,202
Income before income taxes					345,337
Income tax expense					(82,706)
Net income					$262,631
Less:
Net income attributable to noncontrolling interest					—
Net income attributable to Par Pacific stockholders					$262,631

Capital expenditures	$22,250	$5,452	$4,263	$314	$32,279
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $249.4 million and $164.1 million for the three months ended September 30, 2026 and 2025, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Nine Months Ended September 30, 2026	Refining	Logistics	Retail	Renewables	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$7,446,686	$—	$424,698	$74,635	$(340,619)	$7,605,400
Other revenue	182,119	240,280	81,714	—	(264,459)	239,654
Total revenues	7,628,805	240,280	506,412	74,635	(605,078)	7,845,054
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	226,838	—	—	—	(226,838)	—
Other cost of revenues (excluding depreciation)	5,779,443	142,372	387,182	81,966	(379,121)	6,011,842
Total cost of revenues (excluding depreciation)	6,006,281	142,372	387,182	81,966	(605,959)	6,011,842
Operating expense (excluding depreciation)	374,199	16,320	67,873	7,358	—	465,750
Depreciation and amortization	75,937	18,117	7,836	5,445	2,597	109,932
General and administrative expense (excluding depreciation)	—	—	—	—	79,573	79,573
Equity loss (earnings) from refining and logistics investments	1,518	(7,263)	—	—	—	(5,745)
Acquisition and integration costs	—	—	—	—	64	64
Par West redevelopment and other costs	—	—	—	—	10,038	10,038
Other operating loss, net	1,398	35	—	—	152	1,585
Operating income (loss)	$1,169,472	$70,699	$43,521	$(20,134)	$(91,543)	$1,172,015
Interest expense and financing costs, net						(37,169)
Debt extinguishment and commitment costs						(11,395)
Other expense, net						(343)
Equity earnings from Laramie Energy, LLC						7,274
Income before income taxes						1,130,382
Income tax expense						(266,346)
Net income						$864,036
Less:
Net loss attributable to noncontrolling interest						(5,855)
Net income attributable to Par Pacific stockholders						$869,891

Capital expenditures	$66,081	$24,372	$9,850	$16,295	$3,582	$120,180

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2026 and 2025

Nine Months Ended September 30, 2025	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues
Fuel revenue	$5,314,770	$—	$352,636	$(252,517)	$5,414,889
Other revenue	143,238	224,730	81,811	(213,258)	236,521
Total revenues	5,458,008	224,730	434,447	(465,775)	5,651,410
Cost of revenues (excluding depreciation)
Refining intercompany logistics costs	213,284	—	—	(213,284)	—
Other cost of revenues (excluding depreciation)	4,428,907	122,573	307,573	(252,517)	4,606,536
Total cost of revenues (excluding depreciation)	4,642,191	122,573	307,573	(465,801)	4,606,536
Operating expense (excluding depreciation)	354,998	14,846	63,019	—	432,863
Depreciation and amortization	77,912	19,442	7,973	2,255	107,582
General and administrative expense (excluding depreciation)	—	—	—	72,133	72,133
Equity earnings from refining and logistics investments	(14,642)	(6,530)	—	—	(21,172)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	13,197	13,197
Other operating loss (gain), net	181	(1,418)	35	—	(1,202)
Operating income (loss)	$397,368	$75,817	$55,847	$(89,532)	$439,500
Interest expense and financing costs, net					(65,226)
Debt extinguishment and commitment costs					(25)
Other expense, net					(643)
Equity earnings from Laramie Energy, LLC					10,784
Income before income taxes					384,390
Income tax expense					(92,699)
Net income					$291,691
Less:
Net income attributable to noncontrolling interest					—
Net income attributable to Par Pacific stockholders					$291,691

Capital expenditures	$95,445	$16,254	$8,190	$1,449	$121,338
________________________________________________________
(1)Includes eliminations of intersegment revenues and cost of revenues of $606.0 million and $465.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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
Recent Events Affecting Comparability of Periods
Operational Update
During the third quarter of 2026, we began presenting Renewables as a separate reportable segment, reflecting our continued investment in and development of our renewable fuels operations. For comparative purposes, 2026 periods have been recast to align with our current segment presentation.
On August 25, 2026, Laramie Energy entered into a definitive agreement to sell substantially all of its oil and gas assets to a third party. We expect to receive approximately $148 million in proceeds, including $120 million at closing and $27.5 million on the fifth anniversary of the closing date. We are also eligible to receive additional earn-out payments of up to approximately $30 million. The transaction is expected to close by the end of 2026, subject to regulatory approvals and customary closing conditions.
Our Wyoming refinery experienced an operational incident on the evening of February 12, 2025, and remained safely idled during repair and recovery work through late April 2025, when the refinery returned to full crude operations. The 66 days of idle time in 2025 impacted comparability between the nine months ended September 30, 2026, and September 30, 2025.
Small Refinery Exemption
On August 31, 2026, the EPA granted a combination of full (100%) and partial (50%) SREs from the RFS program for the 2025 compliance year to our mainland refineries. As a result, a portion of our 2025 RVO was relieved, and we recorded a corresponding gain of $142.4 million within Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations for the three and nine months ended September 30, 2026. This resulted in gains of $187.2 million in Adjusted Net Income attributable to Par Pacific stockholders and $222.0 million in Adjusted EBITDA for both the three and nine months ended September 30, 2026. As of September 30, 2026, the EPA had not made a determination with respect to SREs for the 2026 compliance year. Accordingly, our recorded RVO for the nine months ended September 30, 2026, reflects 100% of the RVO for the respective period with no assumption of SRE relief.
Economic Update
Geopolitical tensions in the Middle East and Red Sea region continued in 2026, placing upward pressure on prices during the three and nine months ended September 30, 2026. The Strait of Hormuz effectively closed in early March 2026, which has disrupted global trade patterns and increased crude oil price volatility worldwide. Crude oil prices increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. Brent crude oil prices increased sharply late in the first quarter and remained elevated through the third quarter of 2026, reflecting constrained supply and steady demand. Brent prices averaged $91.29 and $88.83 per barrel for the three and nine months ended September 30, 2026, respectively, compared to $68.17 and $69.93 per barrel during the three and nine months ended September 30, 2025, respectively. Average U.S. retail gasoline prices increased to $3.95 per gallon during the nine months ended September 30, 2026, compared to $3.26 per gallon during the nine months ended September 30, 2025. On August 2, 2026, OPEC agreed to increase output by 188,000 barrels per day beginning in September 2026. The overall energy price index increased 20.4%, and the total consumer price index increased 3.7% year over year as of September 30, 2026.
Please read “Item 1A. — Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2025, for further information.

Employee Update
The labor contracts with our United Steelworkers-represented employees for our Hawaii and Tacoma refineries were signed on June 30, 2026, and June 9, 2026, respectively, and expire on January 31, 2030. Additionally, on May 4, 2026, our Rocky Mountain Union was deemed defunct, and the formerly represented employees are no longer represented by a collective bargaining agreement.
Results of Operations
Three months ended September 30, 2026, compared to the three months ended September 30, 2025
Net Income Attributable to Par Pacific Stockholders. Our financial results for the third quarter of 2026 improved from net income attributable to Par Pacific stockholders of $262.6 million for the three months ended September 30, 2025, to $353.3 million for the three months ended September 30, 2026. The $90.7 million increase was primarily driven by a $113.6 million increase in our refining segment operating income and a $14.3 million decrease in Interest expense and financing costs, net, partially offset by a $27.3 million increase in income tax expense and an $8.4 million reduction in the equity earnings from our investment in Laramie Energy. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the three months ended September 30, 2026, Adjusted EBITDA was $646.0 million compared to $372.5 million for the three months ended September 30, 2025. The $273.5 million increase was primarily due to a $302.1 million increase in refining segment Adjusted Gross Margin, partially offset by a $26.0 million increase in operating expenses, excluding severance.
For the three months ended September 30, 2026, Adjusted Net Income attributable to Par Pacific stockholders was $531.5 million compared to $302.6 million for the three months ended September 30, 2025. The $228.9 million increase was primarily related to the factors described above for the increase in Adjusted EBITDA and a $13.2 million decrease in Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain), partially offset by a $55.3 million increase in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items.
Please read “Adjusted Gross Margin by Segment” and “Discussion of Consolidated Results” below for additional information.
Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025
Net Income Attributable to Par Pacific Stockholders. Our financial results improved from net income attributable to Par Pacific stockholders of $0.3 billion for the nine months ended September 30, 2025, to $0.9 billion for the nine months ended September 30, 2026. The $0.6 billion increase was driven by a $0.8 billion increase in refining segment operating income, partially offset by a $0.2 billion increase in income tax expense. Please read the discussions of segment and consolidated results below for additional information.
Adjusted EBITDA and Adjusted Net Income Attributable to Par Pacific Stockholders. For the nine months ended September 30, 2026, Adjusted EBITDA was $1.3 billion compared to $0.5 billion for the nine months ended September 30, 2025. The $0.8 billion increase was primarily due to a $0.8 billion increase in our refining segment Adjusted Gross Margin. Please read “Adjusted Gross Margin by Segment” and “Discussion of Consolidated Results” below for additional information.
For the nine months ended September 30, 2026, Adjusted Net Income attributable to Par Pacific stockholders was $1.1 billion compared to $0.3 billion for the nine months ended September 30, 2025. The $0.8 billion increase was primarily related to the same factors described above for the increase in Adjusted EBITDA, partially offset by a $0.1 billion increase in Income tax expense, net of impacts due to changes in the valuation allowance and other deferred tax items.

The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025 (in thousands).

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$3,052,435	$2,012,936	$1,039,499	52%
Cost of revenues (excluding depreciation)	2,337,149	1,453,697	883,452	61%
Operating expense (excluding depreciation)	166,110	140,029	26,081	19%
Depreciation and amortization	39,018	36,284	2,734	8%
General and administrative expense (excluding depreciation)	26,651	24,242	2,409	10%
Equity (earnings) losses from refining and logistics investments	7,552	(6,353)	13,905	219%
Acquisition and integration costs	—	1,973	(1,973)	(100)%
Par West redevelopment and other costs	3,377	4,525	(1,148)	(25)%
Other operating loss, net	438	23	415	1,804%
Total operating expenses	2,580,295	1,654,420
Operating income	472,140	358,516
Other income (expense)
Interest expense and financing costs, net	(6,967)	(21,272)	14,305	(67)%
Debt extinguishment and commitment costs	128	—	128	NM (1)
Other expense, net	(158)	(109)	(49)	45%
Equity earnings (losses) from Laramie Energy, LLC	(239)	8,202	(8,441)	(103)%
Total other expense, net	(7,236)	(13,179)
Income before income taxes	464,904	345,337
Income tax expense	(109,960)	(82,706)	(27,254)	33%
Net income	354,944	262,631
Less:
Net income attributable to noncontrolling interest	1,634	—	1,634	NM (1)
Net income attributable to Par Pacific stockholders	$353,310	$262,631
________________________________________________________
(1)NM - Not meaningful

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$7,845,054	$5,651,410	$2,193,644	39%
Cost of revenues (excluding depreciation)	6,011,842	4,606,536	1,405,306	31%
Operating expense (excluding depreciation)	465,750	432,863	32,887	8%
Depreciation and amortization	109,932	107,582	2,350	2%
General and administrative expense (excluding depreciation)	79,573	72,133	7,440	10%
Equity (earnings) losses from refining and logistics investments	(5,745)	(21,172)	15,427	73%
Acquisition and integration costs	64	1,973	(1,909)	(97)%
Par West redevelopment and other costs	10,038	13,197	(3,159)	(24)%
Other operating loss (gain), net	1,585	(1,202)	2,787	232%
Total operating expenses	6,673,039	5,211,910
Operating income	1,172,015	439,500
Other income (expense)
Interest expense and financing costs, net	(37,169)	(65,226)	28,057	(43)%
Debt extinguishment and commitment costs	(11,395)	(25)	(11,370)	45,480%
Other expense, net	(343)	(643)	300	(47)%
Equity earnings from Laramie Energy, LLC	7,274	10,784	(3,510)	(33)%
Total other expense, net	(41,633)	(55,110)
Income before income taxes	1,130,382	384,390
Income tax expense	(266,346)	(92,699)	(173,647)	187%
Net income	864,036	291,691
Less:
Net loss attributable to noncontrolling interest	(5,855)	—	(5,855)	NM (1)
Net income attributable to Par Pacific stockholders	$869,891	$291,691
________________________________________________________
(1)NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands). For comparative purposes, previously reported 2026 interim periods have been recast to align with our current segment presentation. In 2025, an immaterial amount of Renewables costs was included in the Refining segment. As such, the 2025 comparative periods were not recast.

Three Months Ended September 30, 2026	Refining	Logistics (1)	Retail	Renewables	Corporate, Eliminations and Other (2)	Total
Revenues	$2,976,657	$83,850	$191,779	$49,174	$(249,025)	$3,052,435
Cost of revenues (excluding depreciation)	2,351,269	51,058	149,415	34,763	(249,356)	2,337,149
Operating expense (excluding depreciation)	134,439	5,166	23,759	2,746	—	166,110
Depreciation and amortization	26,301	6,175	2,642	3,008	892	39,018
General and administrative expense (excluding depreciation)	—	—	—	—	26,651	26,651
Equity loss (earnings) from refining and logistics investments	9,671	(2,119)	—	—	—	7,552
Acquisition and integration costs	—	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	—	3,377	3,377
Other operating loss (gain), net	528	(90)	—	—	—	438
Operating income (loss)	$454,449	$23,660	$15,963	$8,657	$(30,589)	$472,140

Three Months Ended September 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,945,370	$80,310	$151,330	$(164,074)	$2,012,936
Cost of revenues (excluding depreciation)	1,469,094	40,840	107,838	(164,075)	1,453,697
Operating expense (excluding depreciation)	112,781	5,684	21,564	—	140,029
Depreciation and amortization	26,596	6,093	2,801	794	36,284
General and administrative expense (excluding depreciation)	—	—	—	24,242	24,242
Equity earnings from refining and logistics investments	(3,860)	(2,493)	—	—	(6,353)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	4,525	4,525
Other operating loss (gain), net	(10)	(1)	34	—	23
Operating income (loss)	$340,769	$30,187	$19,093	$(31,533)	$358,516
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions that eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $249.4 million and $164.1 million for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026	Refining	Logistics (1)	Retail	Renewables	Corporate, Eliminations and Other (2)	Total
Revenues	$7,628,805	$240,280	$506,412	$74,635	$(605,078)	$7,845,054
Cost of revenues (excluding depreciation)	6,006,281	142,372	387,182	81,966	(605,959)	6,011,842
Operating expense (excluding depreciation)	374,199	16,320	67,873	7,358	—	465,750
Depreciation and amortization	75,937	18,117	7,836	5,445	2,597	109,932
General and administrative expense (excluding depreciation)	—	—	—	—	79,573	79,573
Equity loss (earnings) from refining and logistics investments	1,518	(7,263)	—	—	—	(5,745)
Acquisition and integration costs	—	—	—	—	64	64
Par West redevelopment and other costs	—	—	—	—	10,038	10,038
Other operating loss, net	1,398	35	—	—	152	1,585
Operating income (loss)	$1,169,472	$70,699	$43,521	$(20,134)	$(91,543)	$1,172,015

Nine Months Ended September 30, 2025	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$5,458,008	$224,730	$434,447	$(465,775)	$5,651,410
Cost of revenues (excluding depreciation)	4,642,191	122,573	307,573	(465,801)	4,606,536
Operating expense (excluding depreciation)	354,998	14,846	63,019	—	432,863
Depreciation and amortization	77,912	19,442	7,973	2,255	107,582
General and administrative expense (excluding depreciation)	—	—	—	72,133	72,133
Equity earnings from refining and logistics investments	(14,642)	(6,530)	—	—	(21,172)
Acquisition and integration costs	—	—	—	1,973	1,973
Par West redevelopment and other costs	—	—	—	13,197	13,197
Other operating loss (gain), net	181	(1,418)	35	—	(1,202)
Operating income (loss)	$397,368	$75,817	$55,847	$(89,532)	$439,500
________________________________________________________
(1)Our logistics operations consist primarily of intercompany transactions that eliminate on a consolidated basis.
(2)Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $606.0 million and $465.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Below is a summary of key operating statistics for the refining and renewables segments for the three and nine months ended September 30, 2026 and 2025. For comparative purposes, previously reported 2026 interim periods have been recast to align with our current segment presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Refining Segment
Feedstocks Throughput (Mbpd)	174.2	197.7	179.8	186.9
Refined product sales volume (Mbpd)	209.2	208.6	199.8	199.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$46.95	$24.76	$33.10	$15.41
SRE impact	13.85	11.14	4.52	3.97
Adjusted Gross Margin excluding SRE impact	33.10	13.62	28.58	11.44
Production costs per bbl ($/throughput bbl)	8.32	6.13	7.56	6.88
D&A per bbl ($/throughput bbl)	1.64	1.46	1.55	1.53

Hawaii Refinery
Feedstocks Throughput (Mbpd)	56.6	81.7	73.0	83.1
Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.1%	30.2%	27.3%	27.7%
Distillates	33.7%	39.2%	34.5%	38.2%
Fuel oils	36.9%	27.5%	33.4%	29.6%
Other products	(2.0)%	(0.1)%	1.1%	1.5%
Total yield	93.7%	96.8%	96.3%	97.0%

Refined product sales volume (Mbpd)	86.4	87.9	87.3	88.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$20.69	$11.40	$29.89	$10.18
SRE impact	—	—	—	—
Adjusted Gross Margin excluding SRE impact	20.69	11.40	29.89	10.18
Production costs per bbl ($/throughput bbl)	8.45	4.66	6.02	4.53
D&A per bbl ($/throughput bbl)	0.85	0.28	0.42	0.25

Montana Refinery
Feedstocks Throughput (Mbpd)	58.4	58.3	56.0	51.5
Yield (% of total throughput)
Gasoline and gasoline blendstocks	46.6%	51.1%	46.9%	47.5%
Distillates	34.1%	32.4%	35.2%	31.9%
Asphalt	14.0%	8.1%	10.5%	10.8%
Other products	2.8%	4.2%	3.1%	3.9%
Total yield	97.5%	95.8%	95.7%	94.1%

Refined product sales volume (Mbpd)	60.5	54.9	55.9	52.6

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$75.92	$27.41	$40.68	$18.50
SRE impact	31.12	10.75	10.94	4.10
Adjusted Gross Margin excluding SRE impact	44.80	16.66	29.74	14.40
Production costs per bbl ($/throughput bbl)	10.41	8.76	9.87	10.89
D&A per bbl ($/throughput bbl)	2.32	2.43	2.51	2.51

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Washington Refinery
Feedstocks Throughput (Mbpd)	40.4	38.6	34.9	39.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	23.3%	22.1%	23.8%	23.2%
Distillates	34.2%	34.4%	34.1%	35.2%
Asphalt	19.9%	21.4%	19.5%	18.6%
Other products	19.2%	18.9%	19.3%	19.5%
Total yield	96.6%	96.8%	96.7%	96.5%

Refined product sales volume (Mbpd)	40.3	43.9	37.1	42.1

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$35.95	$32.46	$23.79	$15.39
SRE impact	8.66	20.96	3.38	6.94
Adjusted Gross Margin excluding SRE impact	27.29	11.50	20.41	8.45
Production costs per bbl ($/throughput bbl)	4.68	4.31	5.12	4.07
D&A per bbl ($/throughput bbl)	1.47	1.94	1.79	1.95

Wyoming Refinery
Feedstocks Throughput (Mbpd)	18.8	19.1	15.9	13.0
Yield (% of total throughput)
Gasoline and gasoline blendstocks	43.4%	44.7%	45.8%	45.4%
Distillates	47.4%	46.4%	45.5%	46.6%
Fuel oils	4.8%	4.2%	3.7%	3.6%
Other products	1.9%	2.1%	2.2%	2.3%
Total yield	97.5%	97.4%	97.2%	97.9%

Refined product sales volume (Mbpd)	22.0	21.9	19.5	16.3

Adjusted Gross Margin per bbl ($/throughput bbl) (1)	$64.98	$58.22	$44.20	$38.42
SRE impact	13.07	40.12	5.21	19.86
Adjusted Gross Margin excluding SRE impact	51.91	18.10	38.99	18.56
Production costs per bbl ($/throughput bbl)	9.27	8.11	11.81	14.52
D&A per bbl ($/throughput bbl)	2.27	2.61	2.80	4.51

Renewables Segment
Renewable feedstocks throughput (Mgpd)	77.7	—	43.9	—
Renewable product sales volume (Mgpd)	71.9	—	25.4	—

Adjusted Gross Margin per gal ($/sales gal) (2)	$1.19	$—	$0.16	$—
Production costs per gal ($/sales gal)	0.42	—	1.06	—
D&A per gal ($/sales gal)	0.45	—	0.79	—

Production costs per gal ($/throughput gal)	0.38	—	0.61	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Market Indices (average $ per barrel)
Hawaii Index	$38.31	$10.27	$38.52	$9.00
Montana Index	40.30	17.99	23.77	15.16
Washington Index	30.68	16.66	19.80	12.11
Wyoming Index	49.83	19.87	32.73	20.53
Combined Index	38.45	14.72	30.27	11.98

Market Cracks (average $ per barrel)
Singapore 3.1.2 Product Crack	$51.69	$16.34	$45.95	$14.35
Montana 6.3.2.1 Product Crack	53.38	30.37	35.17	25.51
Washington 3.1.1.1 Product Crack	41.45	26.14	30.68	20.82
Wyoming 2.1.1 Product Crack	54.40	22.22	37.92	22.22

Crude Oil Prices (average $ per barrel)
Brent	$91.29	$68.17	$88.83	$69.93
WTI	85.68	64.97	83.73	66.67
ANS (-) Brent	1.55	3.13	5.84	3.00
Bakken Guernsey (-) WTI	2.16	(1.51)	2.14	(1.44)
Bakken Williston (-) WTI	1.81	(2.25)	1.64	(2.51)
WCS Hardisty (-) WTI	(16.33)	(11.42)	(14.75)	(11.09)
MSW (-) WTI	0.74	(3.23)	(0.17)	(3.36)
Syncrude (-) WTI	9.93	0.40	6.53	0.21
Brent M1-M3	5.05	1.24	5.24	1.29
________________________________________________________
(1)We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the first-in, first-out (“FIFO”) inventory costing method. Total Refining Segment Adjusted Gross Margin per barrel is presented net of intercompany profit in inventory of $(0.58) per barrel for the three months ended September 30, 2026, and $(0.24) per barrel and $(0.12) per barrel for the nine months ended September 30, 2026 and 2025, respectively, which represents margin on intercompany sales where the inventory remains on our condensed consolidated balance sheet at period end. Intercompany profit in inventory per barrel for the three months ended September 30, 2025, was immaterial. For the three and nine months ended September 30, 2026, Adjusted Gross Margin per barrel includes the SRE impact related to the 2025 compliance year. For the three and nine months ended September 30, 2025, Adjusted Gross Margin per barrel includes the SRE impact related to the 2019 through 2024 compliance years.
(2)Adjusted Gross Margin for our Renewables segment is determined under the FIFO inventory costing method. Total Renewables segment Adjusted Gross Margin per gallon is presented net of intercompany profit in inventory of $0.14 and $(0.48) per gallon for the three and nine months ended September 30, 2026, respectively. The Renewable Fuels Facility began commercial operations in April 2026.
Below is a summary of key operating statistics for the retail segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail Segment
Retail sales volumes (thousands of gallons)	33,581	31,755	92,354	92,034

Non-GAAP Performance Measures
Management uses certain financial measures and forecasts to evaluate our operating performance and allocate resources that are considered non-GAAP financial measures. The chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”), who uses certain non-GAAP financial measures and forecasts to allocate resources and evaluate our operating performance. These measures should not be considered in isolation or as substitutes or alternatives to their most directly comparable GAAP financial measures or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies since each company may define these terms differently.
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
Beginning with the financial results reported for the fourth quarter of 2025, Adjusted Net Income (Loss) attributable to Par Pacific stockholders excludes the portion of non-GAAP adjustments associated with the noncontrolling interest in our joint venture established on October 21, 2025. Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA by segment also exclude other operating gains and losses (which primarily include the impacts of the non-cash remeasurement of our environmental liabilities). This modification improves comparability between periods by excluding non-cash gains and losses that do not reflect ongoing underlying business operations.
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
•impairment expense;
•other operating (gain) loss, net (which includes the impacts of the non-cash remeasurement of our environmental liabilities);
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
•environmental obligation mark-to-market adjustment (which represents the mark-to-market losses (gains) associated with our net RINs liability and our net obligation associated with the Washington CCA and Clean Fuel Standard); and
•unrealized loss (gain) on derivatives.

    The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, Operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands). For comparative purposes, previously reported 2026 interim periods have been recast to align with our current segment presentation. In 2025, an immaterial amount of Renewables costs was included in the Refining segment. As such, the 2025 comparative periods were not recast.

Three months ended September 30, 2026	Refining	Logistics	Retail	Renewables
Operating Income	$454,449	$23,660	$15,963	$8,657
Operating expense (excluding depreciation)	134,439	5,166	23,759	2,746
Depreciation, depletion, and amortization	26,301	6,175	2,642	3,008
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	684	947	—	—
Inventory valuation adjustment	(14,909)	—	—	(7,320)
Environmental obligation mark-to-market adjustments	51,444	—	—	—
Unrealized loss on derivatives	91,591	—	—	748
Par's portion of accounting policy differences from refining and logistics investments	7,898	—	—	—
Other operating loss (gain), net	528	(90)	—	—
Adjusted Gross Margin (1)	$752,425	$35,858	$42,364	$7,839

Three months ended September 30, 2025	Refining	Logistics	Retail
Operating Income	$340,769	$30,187	$19,093
Operating expense (excluding depreciation)	112,781	5,684	21,564
Depreciation, depletion, and amortization	26,596	6,093	2,801
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,078	1,032	—
Inventory valuation adjustment	(20,366)	—	—
Environmental obligation mark-to-market adjustments	(6,362)	—	—
Unrealized gain on derivatives	(3,645)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—
Other operating loss (gain), net	(10)	(1)	34
Adjusted Gross Margin (1)	$450,315	$42,995	$43,492

Nine months ended September 30, 2026	Refining	Logistics	Retail	Renewables
Operating Income (Loss)	$1,169,472	$70,699	$43,521	$(20,134)
Operating expense (excluding depreciation)	374,199	16,320	67,873	7,358
Depreciation, depletion, and amortization	75,937	18,117	7,836	5,445
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,295	3,199	—	—
Inventory valuation adjustment	(126,977)	—	—	7,818
Environmental obligation mark-to-market adjustments	(19,307)	—	—	—
Unrealized loss on derivatives	140,309	—	—	651
Par's portion of accounting policy differences from refining and logistics investments	7,303	—	—	—
Other operating loss, net	1,398	35	—	—
Adjusted Gross Margin (1)	$1,624,629	$108,370	$119,230	$1,138

Nine months ended September 30, 2025	Refining	Logistics	Retail
Operating Income	$397,368	$75,817	$55,847
Operating expense (excluding depreciation)	354,998	14,846	63,019
Depreciation, depletion, and amortization	77,912	19,442	7,973
Par’s portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	3,434	2,749	—
Inventory valuation adjustment	(3,523)	—	—
Environmental obligation mark-to-market adjustments	(48)	—	—
Unrealized gain on derivatives	(41,902)	—	—
Par's portion of accounting policy differences from refining and logistics investments	(1,997)	—	—
Other operating loss (gain), net	181	(1,418)	35
Adjusted Gross Margin (1)	$786,423	$111,436	$126,874
____________________________________________________________________________
(1)For the three and nine months ended September 30, 2026 and 2025, there was no impairment expense in Operating income.
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
•environmental obligation mark-to-market adjustments (which represent the mark-to-market losses (gains) associated with our RINs and Washington CCA and Clean Fuel Standard);
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
•Par’s share of equity (earnings) losses from Laramie Energy, excluding cash distributions;
•Par’s portion of accounting policy differences from refining and logistics investments;
•other operating (gain) loss, net (which includes the impacts of the non-cash remeasurement of our environmental liabilities); and
•noncontrolling interest impact of non-GAAP adjustments.
Adjusted EBITDA is defined as Adjusted Net Income (Loss) attributable to Par Pacific stockholders plus Adjusted Net Income (Loss) attributable to noncontrolling interests excluding:
•D&A;
•interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain);
•cash distributions from Laramie Energy, to Par;
•Par's portion of interest, taxes, and D&A expense from refining and logistics investments; and
•income tax expense (benefit) excluding the increase in (release of) tax valuation allowance and other deferred tax items.

    The following table presents a reconciliation of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income attributable to Par Pacific stockholders, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Par Pacific stockholders	$353,310	$262,631	$869,891	$291,691
Inventory valuation adjustment	(22,229)	(20,366)	(119,159)	(3,523)
Environmental obligation mark-to-market adjustments	51,444	(6,362)	(19,307)	(48)
Unrealized loss (gain) on derivatives	91,042	(3,840)	139,029	(41,363)
Acquisition and integration costs	—	1,973	64	1,973
Par West redevelopment and other costs	3,377	4,525	10,038	13,197
Debt extinguishment and commitment costs	(128)	—	11,395	25
Changes in valuation allowance and other deferred tax items (1)	44,657	72,688	177,625	81,267
Severance costs and other non-operating expense (2)	79	58	145	1,336
Equity (earnings) losses from Laramie Energy, LLC, excluding cash distributions	239	(8,202)	(7,274)	(10,784)
Par's portion of accounting policy differences from refining and logistics investments	7,898	(526)	7,303	(1,997)
Other operating loss (gain), net	438	23	1,585	(1,202)
Noncontrolling interest impact of non-GAAP adjustments	1,368	—	(2,107)	—
Adjusted Net Income attributable to Par Pacific stockholders (3)	531,495	302,602	1,069,228	330,572
Adjusted Net Income (Loss) attributable to noncontrolling interests (4)	266	—	(3,748)	—
Depreciation, depletion, and amortization	39,018	36,284	109,932	107,582
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	8,264	21,467	39,100	64,687
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,631	2,110	5,494	6,183
Income tax expense	65,303	10,018	88,721	11,432
Adjusted EBITDA (3)	$645,977	$372,481	$1,308,727	$520,456
________________________________________
(1)For the three and nine months ended September 30, 2026, deferred tax expense (based on the actual year-to-date effective tax rate) was $44.7 million and $177.6 million, respectively, driven by the full utilization of our remaining federal net operating loss during the period. For the three and nine months ended September 30, 2025, we recognized a non-cash deferred tax expense of $72.7 million and $81.3 million, respectively, related to deferred state and federal tax liabilities. This tax expense (benefit) is included in Income tax expense (benefit) on our condensed consolidated statements of operations.
(2)For the nine months ended September 30, 2025, we incurred $0.3 million of stock-based compensation expense associated with equity award modifications.
(3)For the three and nine months ended September 30, 2026 and 2025, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, cash distributions from Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference. Please read the Non-GAAP Performance Measures discussion above for information regarding changes to the components of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA made during the reporting periods.
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
•environmental obligation mark-to-market adjustments (which represent the mark-to-market losses (gains) associated with our RINs and Washington CCA and Clean Fuel Standard);
•unrealized (gain) loss on derivatives;
•acquisition and integration costs;
•redevelopment and other costs related to Par West;
•severance costs and other non-operating expense (income);
•other operating loss (gain), net (which includes the impacts of the non-cash remeasurement of our environmental liabilities);
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
The following table presents a reconciliation of Adjusted EBITDA by segment to the most directly comparable GAAP financial measure, Operating income (loss) by segment, on a historical basis, for our operating segments for the periods indicated (in thousands). For comparative purposes, previously reported 2026 interim periods have been recast to align with our current segment presentation. In 2025, an immaterial amount of Renewables costs was included in the Refining segment. As such, the 2025 comparative periods were not recast.

Three months ended September 30, 2026	Refining	Logistics	Retail	Renewables	Corporate and Other
Operating income (loss) by segment	$454,449	$23,660	$15,963	$8,657	$(30,589)
Depreciation, depletion and amortization	26,301	6,175	2,642	3,008	892
Inventory valuation adjustment	(14,909)	—	—	(7,320)	—
Environmental obligation mark-to-market adjustments	51,444	—	—	—	—
Unrealized loss on commodity derivatives	91,591	—	—	748	—
Acquisition and integration costs	—	—	—	—	—
Par West redevelopment and other costs	—	—	—	—	3,377
Severance costs and other non-operating expense	—	—	—	—	79
Par's portion of accounting policy differences from refining and logistics investments	7,898	—	—	—	—
Other operating loss (gain), net	528	(90)	—	—	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	684	947	—	—	—
Other expense, net	—	—	—	—	(158)
Adjusted EBITDA (1)	$617,986	$30,692	$18,605	$5,093	$(26,399)

Three months ended September 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$340,769	$30,187	$19,093	$(31,533)
Depreciation, depletion and amortization	26,596	6,093	2,801	794
Inventory valuation adjustment	(20,366)	—	—	—
Environmental obligation mark-to-market adjustments	(6,362)	—	—	—
Unrealized gain on derivatives	(3,645)	—	—	—
Acquisition and integration costs	—	—	—	1,973
Par West redevelopment and other costs	—	—	—	4,525
Severance costs and other non-operating expense	58	—	—	—
Par's portion of accounting policy differences from refining and logistics investments	(526)	—	—	—
Other operating loss (gain), net	(10)	(1)	34	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	1,078	1,032	—	—
Other expense, net	—	—	—	(109)
Adjusted EBITDA (1)	$337,592	$37,311	$21,928	$(24,350)

Nine months ended September 30, 2026	Refining	Logistics	Retail	Renewables	Corporate and Other
Operating income (loss) by segment	$1,169,472	$70,699	$43,521	$(20,134)	$(91,543)
Depreciation, depletion and amortization	75,937	18,117	7,836	5,445	2,597
Inventory valuation adjustment	(126,977)	—	—	7,818	—
Environmental obligation mark-to-market adjustments	(19,307)	—	—	—	—
Unrealized loss on derivatives	140,309	—	—	651	—
Acquisition and integration costs	—	—	—	—	64
Par West redevelopment and other costs	—	—	—	—	10,038
Severance costs and other non-operating expense	—	13	53	—	79
Par's portion of accounting policy differences from refining and logistics investments	7,303	—	—	—	—
Other operating loss, net	1,398	35	—	—	152
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	2,295	3,199	—	—	—
Other expense, net	—	—	—	—	(343)
Adjusted EBITDA (1)	$1,250,430	$92,063	$51,410	$(6,220)	$(78,956)

Nine months ended September 30, 2025	Refining	Logistics	Retail	Corporate and Other
Operating income (loss) by segment	$397,368	$75,817	$55,847	$(89,532)
Depreciation, depletion and amortization	77,912	19,442	7,973	2,255
Inventory valuation adjustment	(3,523)	—	—	—
Environmental obligation mark-to-market adjustments	(48)	—	—	—
Unrealized gain on derivatives	(41,902)	—	—	—
Acquisition and integration costs	—	—	—	1,973
Par West redevelopment and other costs	—	—	—	13,197
Severance costs and other non-operating expense	259	193	44	840
Par's portion of accounting policy differences from refining and logistics investments	(1,997)	—	—	—
Other operating loss (gain), net	181	(1,418)	35	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	3,434	2,749	—	—
Other expense, net	—	—	—	(643)
Adjusted EBITDA (1)	$431,684	$96,783	$63,899	$(71,910)
________________________________________
(1)For the three and nine months ended September 30, 2026 and 2025, there was no change in value of contingent consideration, change in value of common stock warrants, impairment expense, impairments associated with our investment in Laramie Energy, or our share of Laramie Energy’s asset impairment losses in excess of our basis difference.
Factors Impacting Segment Results
Operating Income (Loss)
Three months ended September 30, 2026, compared to the three months ended September 30, 2025
Refining. Operating income for our refining segment was $454.4 million for the three months ended September 30, 2026, an increase of $113.6 million compared to $340.8 million for the three months ended September 30, 2025. Please read the Adjusted Gross Margin discussion below for additional information. The increase in operating income was primarily driven by:

•	an increase of $400.4 million reflecting higher crack spreads across all our refineries, and
•	an increase of $153.0 million related to FIFO inventory benefits, partially offset by:

•	a decrease of $211.0 million related to unfavorable feedstock and product differentials,
•	a decrease of $116.6 million related to unfavorable derivative impacts, and
•	an increase of $57.2 million in environmental costs due to timing of SREs for the 2019 through 2024 compliance years.
Logistics. Operating income for our logistics segment was $23.7 million for the three months ended September 30, 2026, a decrease of $6.5 million compared to $30.2 million for the three months ended September 30, 2025. The decrease was primarily due to increases in rent and lease costs, variable costs, and repair and maintenance expenses, as well as lower throughput in Hawaii related to the turnaround.
Retail. Operating income for our retail segment was $16.0 million for the three months ended September 30, 2026, a decrease of $3.1 million compared to $19.1 million for the three months ended September 30, 2025. The decrease was primarily driven by lower fuel margins and an increase in operating expenses of $2.2 million, partially offset by a 6% increase in fuel sales volumes. The increase in operating expenses was driven by increases in employee costs, rent expenses, credit card processing fees associated with higher sales prices, other expenses, and repair and maintenance expenses.
Renewables. Operating income for our renewables segment was $8.7 million for the three months ended September 30, 2026. The Renewable Fuels Facility began commercial operations in April 2026.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025
Refining. Operating income for our refining segment was $1.2 billion for the nine months ended September 30, 2026, an improvement of $0.8 billion compared to $0.4 billion for the nine months ended September 30, 2025. The increase in operating income was primarily driven by:

•	an increase of $1.1 billion reflecting higher crack spreads across all our refineries, and
•	an increase of $0.1 billion related to a favorable FIFO benefit and product differentials, partially offset by:

•	a decrease of $0.3 billion due to unfavorable derivative impacts.
Logistics. Operating income for our logistics segment was $70.7 million for the nine months ended September 30, 2026, a decrease of $5.1 million compared to $75.8 million for the nine months ended September 30, 2025. The decrease was primarily due to increases in rent and lease costs, and an $8.8 million increase in employee and repair and maintenance costs, partially offset by an increase of $15.1 million related to higher throughput across our logistics assets. Our Wyoming refinery was idle for 66 days in the first nine months of 2025 as a result of an operational incident.
Retail. Operating income for our retail segment was $43.5 million for the nine months ended September 30, 2026, a decrease of $12.3 million compared to $55.8 million for the nine months ended September 30, 2025. The decrease was primarily due to a $9.2 million decrease driven by lower fuel margins. Also contributing to the decrease was an increase in operating expenses, excluding D&A, of $4.9 million driven by increased employee costs, credit card processing fees, rent expenses, and repair and maintenance expenses, partially offset by higher merchandise margins of $0.8 million.
Renewables. Operating loss for our renewables segment was $20.1 million for the nine months ended September 30, 2026.
Adjusted Gross Margin
Three months ended September 30, 2026, compared to the three months ended September 30, 2025
Refining. For the three months ended September 30, 2026, our refining Adjusted Gross Margin was $752.4 million, an increase of $302.1 million compared to $450.3 million for the three months ended September 30, 2025. The increase was primarily driven by a $388.6 million increase related to higher crack spreads, partially offset by a $40.9 million decrease due to unfavorable feedstock differentials, a $21.4 million decrease due to unfavorable impacts from realized derivatives, and a $20.4 million decrease related to unfavorable yield costs. Our Combined Index improved by $23.73 per barrel, or 161%, in the third quarter of 2026 compared to the same period in 2025.
Logistics. For the three months ended September 30, 2026, our logistics Adjusted Gross Margin was $35.9 million, a decrease of $7.1 million compared to $43.0 million for the three months ended September 30, 2025. The decrease was primarily due to a $4.9 million increase in rent and lease costs and a $2.4 million increase in repair and maintenance expenses.
Retail. For the three months ended September 30, 2026, our retail Adjusted Gross Margin was $42.4 million, a decrease of $1.1 million compared to $43.5 million for the three months ended September 30, 2025. The decrease was primarily due to a $3.0 million decrease related to lower fuel margins, partially offset by a $1.9 million increase related to higher sales volumes.
Renewables. For the three months ended September 30, 2026, our renewables Adjusted Gross Margin was $7.8 million.
Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025
Refining. For the nine months ended September 30, 2026, our refining Adjusted Gross Margin was $1.6 billion, an increase of $0.8 billion compared to $0.8 billion for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $1.1 billion related to higher crack spreads and an increase of $0.1 billion related to higher sales volumes, partially offset by $0.2 billion related to unfavorable feedstock differentials, $0.1 billion due to unfavorable derivative impacts, and a $0.1 billion increase in environmental costs.
Logistics. For the nine months ended September 30, 2026, our logistics Adjusted Gross Margin was $108.4 million, a decrease of $3.0 million compared to $111.4 million for the nine months ended September 30, 2025. The decrease was primarily due to an increase in rent and lease costs of $10.2 million and an $8.8 million increase in employee and repair and maintenance costs, partially offset by an increase of $15.1 million related to higher throughput across our logistics assets.
Retail. For the nine months ended September 30, 2026, our retail Adjusted Gross Margin was $119.2 million, a decrease of $7.7 million compared to $126.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a $9.2 million decrease related to a 9% decrease in fuel margins, partially offset by a $0.8 million increase related to higher merchandise margins.
Renewables. For the nine months ended September 30, 2026, our renewables Adjusted Gross Margin was $1.1 million.
Discussion of Consolidated Results
Three months ended September 30, 2026, compared to the three months ended September 30, 2025
Revenues. For the three months ended September 30, 2026, revenues were $3.1 billion, a $1.1 billion increase compared to $2.0 billion for the three months ended September 30, 2025. The increase was primarily driven by higher refining revenues of $1.0 billion resulting primarily from higher average product crack spreads and crude oil prices. The Combined Index increased 161% compared to the third quarter of 2025. Average Brent crude oil prices increased 34%, and average WTI crude oil prices increased 32% as compared to the prior-year period. Revenues at our retail segment increased $40.5 million primarily due to a 26% increase in prices and a 6% increase in fuel sales volumes. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2026, cost of revenues (excluding depreciation) was $2.3 billion, an increase of $0.8 billion compared to $1.5 billion for the three months ended September 30, 2025. The increase was primarily due to higher crude oil prices as discussed above, increased purchased product costs driven by the 2026 Hawaii refinery turnaround, and unfavorable derivative costs, partially offset by FIFO inventory benefits.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2026, operating expense (excluding depreciation) was $166.1 million, an increase of $26.1 million compared to $140.0 million for the three months ended September 30, 2025. The increase was primarily due to increased repair and maintenance costs, utilities expense, and employee costs.
Depreciation and Amortization. For the three months ended September 30, 2026, D&A was $39.0 million, an increase of $2.7 million compared to $36.3 million for the three months ended September 30, 2025. The increase was primarily driven by depreciation related to our Renewable Fuels Facility.
General and Administrative Expense (Excluding Depreciation). For the three months ended September 30, 2026, general and administrative expense (excluding depreciation) was $26.7 million, an increase of $2.5 million compared to $24.2 million for the three months ended September 30, 2025. The increase was primarily due to increases in business development costs, information technology expenses, and employee costs.
Equity Earnings (Losses) from Refining and Logistics Investments. During the three months ended September 30, 2026, equity losses from refining and logistics investments were $7.6 million, a decrease of $14.0 million compared to equity earnings of $6.4 million for the three months ended September 30, 2025, primarily due to a $13.5 million decrease in our proportionate share of YELP’s net income (loss), driven by major maintenance activities. Please read “Note 3—Refining and Logistics Equity Investments” for further information.
Par West Redevelopment and Other Costs. For the three months ended September 30, 2026, Par West redevelopment and other costs were $3.4 million, a decrease of $1.1 million compared to $4.5 million for the three months ended September 30, 2025, primarily due to a decrease in redevelopment activities.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2026, our interest expense and financing costs, net, were $7.0 million, a decrease of $14.3 million compared to $21.3 million for the three months ended September 30, 2025, primarily due to the repayment and termination of the Term Loan Credit Agreement on May 14, 2026, the paydown of our ABL Credit Facility balances, an increase in interest income from our investment accounts, and a decrease in costs associated with our interest rate derivatives, partially offset by interest expense related to our new 7.375% unsecured senior notes due June 1, 2034 (“2034 Notes”) issued on May 14, 2026. Please read “Note 11—Debt” for further information.

Equity Earnings (Losses) from Laramie Energy, LLC. For the three months ended September 30, 2026, equity losses from Laramie Energy were $0.2 million compared to equity earnings of $8.2 million for the three months ended September 30, 2025. The decrease was primarily due to an $8.2 million decrease in our proportionate share of Laramie Energy’s earnings. Please read “Note 4—Investment in Laramie Energy” for further discussion.
Income Taxes. For the three months ended September 30, 2026, our income tax expense was $110.0 million, an increase of $27.3 million compared to $82.7 million for the three months ended September 30, 2025, primarily related to our higher 2026 pre-tax net income. Please read “Note 18—Income Taxes” for further discussion.
Net Income Attributable to Noncontrolling Interests. For the three months ended September 30, 2026, income attributable to noncontrolling interests was $1.6 million related to our Hawaii Renewables joint venture, which began commercial operations in April 2026. For the three months ended September 30, 2025, there was no income or loss attributable to noncontrolling interests.
Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025
Revenues. For the nine months ended September 30, 2026, revenues were $7.8 billion, a $2.1 billion increase compared to $5.7 billion for the nine months ended September 30, 2025. The increase was primarily driven by higher average crack spreads and crude oil prices. The Combined Index increased 153% as compared to the prior period. Average Brent crude oil prices increased 27%, and average WTI crude oil prices increased 26% as compared to the prior period. Revenues at our retail segment increased $72.0 million, primarily due to a 20% increase in fuel prices. Please read our key operating statistics for further information.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2026, cost of revenues (excluding depreciation) was $6.0 billion, a $1.4 billion increase compared to $4.6 billion for the nine months ended September 30, 2025, primarily driven by higher crude oil prices, higher purchased product costs driven by the Hawaii refinery turnaround in the summer of 2026, and unfavorable derivative impacts, partially offset by FIFO benefits.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2026, operating expense (excluding depreciation) was $465.8 million, an increase of $32.9 million compared to $432.9 million for the nine months ended September 30, 2025, primarily due to increased other operating costs, employee costs, utilities expense, and rent expense, partially offset by lower outside service costs.
Depreciation and Amortization. For the nine months ended September 30, 2026, D&A was $109.9 million, relatively consistent with $107.6 million for the nine months ended September 30, 2025.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2026, general and administrative expense (excluding depreciation) was $79.6 million, an increase of $7.5 million compared to $72.1 million for the nine months ended September 30, 2025. The increase was primarily due to increases in employee costs, technology and software expenses, and business development costs.
Equity Earnings from Refining and Logistics Investments. For the nine months ended September 30, 2026, equity earnings from refining and logistics investments were $5.7 million, a decrease of $15.5 million compared to $21.2 million for the nine months ended September 30, 2025. The decrease was primarily due to a $16.2 million decrease in our proportionate share of YELP’s net income (loss), driven by major maintenance activities. Please read “Note 3—Refining and Logistics Equity Investments” for additional information.
Acquisition and Integration Costs. For the nine months ended September 30, 2026, we incurred an immaterial amount of acquisition and integration costs. For the nine months ended September 30, 2025, we incurred $2.0 million of acquisition and integration costs, primarily related to the establishment of our Hawaii Renewables joint venture.
Par West Redevelopment and Other Costs. For the nine months ended September 30, 2026, Par West redevelopment and other costs were $10.0 million, a decrease of $3.2 million compared to $13.2 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in redevelopment activities.
Other Operating Loss (Gain), Net. For the nine months ended September 30, 2026, there was a $1.6 million loss on sale of assets, net, primarily due to the loss on disposal of property and equipment related to our Montana refinery. For the nine months ended September 30, 2025, there was a $1.2 million gain on sale of assets, driven by the sale of property in Hawaii.

Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2026, our interest expense and financing costs, net, were $37.2 million, a decrease of $28.0 million compared to $65.2 million for the nine months ended September 30, 2025, primarily due to the repayment of the Term Loan Credit Agreement, lower ABL Credit Facility balances, higher interest income from our investment accounts, and lower costs associated with our interest rate derivatives, partially offset by interest expense related to our 2034 Notes. In December 2025, we amended our Term Loan Credit Agreement to, among other things, reduce our interest rate by 50 basis points. Please read “Note 11—Debt” for further information.
Debt Extinguishment and Commitment Costs. During the nine months ended September 30, 2026, we incurred $11.4 million of debt extinguishment and commitment costs related to the termination of our Term Loan Credit Agreement and the amendment and restatement of our ABL Credit Facility. For the nine months ended September 30, 2025, we incurred an immaterial amount of debt extinguishment and commitment costs. Please read “Note 11—Debt” for further information.
Equity Earnings from Laramie Energy, LLC. For the nine months ended September 30, 2026, equity earnings from Laramie Energy were $7.3 million, a decrease of $3.5 million compared to $10.8 million for the nine months ended September 30, 2025. The decrease was primarily due to a $2.9 million decrease in our proportionate share of Laramie Energy’s net income. Please read “Note 4—Investment in Laramie Energy” for further discussion.
Income Taxes. For the nine months ended September 30, 2026, income tax expense was $266.3 million, an increase of $173.6 million compared to $92.7 million for the nine months ended September 30, 2025, primarily related to our higher 2026 pre-tax net income. Please read “Note 18—Income Taxes” for further discussion.
Net Loss Attributable to Noncontrolling Interests. For the nine months ended September 30, 2026, losses attributable to noncontrolling interests were $5.9 million, related to our Hawaii Renewables joint venture, which began commercial operations in April 2026. For the nine months ended September 30, 2025, there was no income or loss attributable to noncontrolling interests.
Condensed Consolidating Financial Information
On May 14, 2026, Par Petroleum, LLC and its consolidated subsidiaries (“Issuer and its Restricted Subsidiaries”) issued $500.0 million aggregate principal amount of 7.375% Senior Notes due 2034 (the “2034 Notes”) under an indenture dated as of May 14, 2026 (the “Indenture”). The 2034 Notes are guaranteed on a senior unsecured basis by Par Pacific Holdings, Inc. (the “Parent Guarantor”) and each of the Issuer’s subsidiaries that is a guarantor under the Indenture. Under the Indenture, the Parent Guarantor’s SEC filings generally satisfy the 2034 Notes reporting covenant. The Indenture does not require Rule 3-10 or Rules 13-01/13-02 guarantor condensed consolidating financial information, Rule 3-09 or Rule 3-16 financial statements, or other separate schedules or separate financial statements of subsidiaries, affiliates, or equity method investees. Because reporting occurs through the Parent Guarantor, the required reporting is instead satisfied through the Parent-level financial information accompanied by audited, reviewed, or MD&A consolidating information explaining in reasonable detail the differences between the Parent Guarantor and the Issuer and its Restricted Subsidiaries on a standalone basis. The Indenture also requires a schedule eliminating Unrestricted Subsidiaries and reconciling that schedule to the financial statements in each report; because there are currently no Unrestricted Subsidiaries, no elimination adjustments would be reflected in that schedule.
The following condensed consolidating financial information, which is provided to satisfy the reporting requirements discussed above, reflects (i) the Parent Guarantor's separate accounts, (ii) the combined accounts of the Issuer and its Restricted Subsidiaries, each such Restricted Subsidiary being a guarantor of the 2034 Notes, (iii) the accounts of subsidiaries of the Parent Guarantor that are not guarantors of the 2034 Notes, and (iv) consolidating adjustments and eliminations, in each case for the dates and periods indicated. For purposes of this presentation, the Parent Guarantor's investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of September 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$16,448	$695,018	$19,594	$731,060
Restricted cash	353	1,526	—	1,879
Trade accounts receivable	—	574,116	36,999	611,115
Inventories	—	1,492,683	62,180	1,554,863
Prepaid and other current assets	4,135	187,680	3,796	195,611
Current note receivable from subsidiaries	18,000	—	(18,000)	—
Due from related parties	675,021	—	(675,021)	—
Total current assets	713,957	2,951,023	(570,452)	3,094,528
Property, plant, and equipment
Property, plant, and equipment	28,450	1,818,503	115,415	1,962,368
Less accumulated depreciation and amortization	(19,407)	(690,496)	(15,100)	(725,003)
Property, plant, and equipment, net	9,043	1,128,007	100,315	1,237,365
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,469	331,746	2,564	340,779
Refining and logistics equity investments	—	—	93,736	93,736
Investment in Laramie Energy, LLC	—	—	43,080	43,080
Investment in subsidiaries	1,876,994	—	(1,876,994)	—
Intangible assets, net	—	7,808	1,872	9,680
Goodwill	—	124,679	2,597	127,276
Other long-term assets	—	238,248	—	238,248
Total assets	$2,606,463	$4,781,511	$(2,203,282)	$5,184,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,062	$—	$1,062
Obligations under inventory financing agreements	—	140,575	118,670	259,245
Accounts payable	3,016	852,125	2,957	858,098
Accrued taxes	—	56,860	(164)	56,696
Operating lease liabilities	643	106,272	1,577	108,492
Other accrued liabilities	779	486,368	102,582	589,729
Current note payable to Parent	—	18,000	(18,000)	—
Due to related parties	315,038	661,506	(976,544)	—
Total current liabilities	319,476	2,322,768	(768,922)	1,873,322
Long-term liabilities
Long-term debt, net of current maturities	—	495,096	—	495,096
Finance lease liabilities	513	13,485	(3,719)	10,279
Operating lease liabilities	9,610	241,055	1,235	251,900
Other liabilities	—	191,209	(5,820)	185,389
Total liabilities	329,599	3,263,613	(777,226)	2,815,986
Commitments and contingencies
Noncontrolling interest	—	—	38,530	38,530
Stockholders’ equity
Common stock	492	—	—	492
Additional paid-in capital	891,944	(282,704)	336,016	945,256
Accumulated earnings (deficit)	1,372,979	1,791,258	(1,791,258)	1,372,979
Accumulated other comprehensive income (loss)	11,449	9,344	(9,344)	11,449
Total stockholders’ equity	2,276,864	1,517,898	(1,464,586)	2,330,176
Total liabilities, noncontrolling interest, and stockholders’ equity	$2,606,463	$4,781,511	$(2,203,282)	$5,184,692

	As of December 31, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$15,639	$125,892	$22,582	$164,113
Restricted cash	351	—	—	351
Trade accounts receivable	—	312,672	—	312,672
Inventories	—	1,199,523	29,264	1,228,787
Prepaid and other current assets	2,903	65,864	1,401	70,168
Due from related parties	579,579	—	(579,579)	—
Current note receivable from subsidiaries	60,000	—	(60,000)	—
Total current assets	658,472	1,703,951	(586,332)	1,776,091
Property, plant, and equipment
Property, plant, and equipment	25,016	1,729,382	108,707	1,863,105
Less accumulated depreciation and amortization	(17,730)	(637,470)	(9,954)	(665,154)
Property, plant, and equipment, net	7,286	1,091,912	98,753	1,197,951
Long-term assets
Operating lease right-of-use (“ROU”) assets	6,787	384,608	—	391,395
Refining and logistics equity investments	—	—	98,654	98,654
Investment in Laramie Energy, LLC	—	—	35,806	35,806
Investment in subsidiaries	1,051,331	—	(1,051,331)	—
Intangible assets, net	—	8,541	943	9,484
Goodwill	—	124,679	2,597	127,276
Long term note receivable from subsidiaries	3,000	—	(3,000)	—
Other long-term assets	—	174,385	22,647	197,032
Total assets	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$4,930	$—	$4,930
Obligations under inventory financing agreements	—	130,150	31,342	161,492
Accounts payable	3,062	331,502	6,991	341,555
Accrued taxes	—	31,565	—	31,565
Operating lease liabilities	536	99,022	—	99,558
Other accrued liabilities	3,474	457,297	6,265	467,036
Current note payable to Parent	—	60,000	(60,000)	—
Due to related parties	254,102	393,859	(647,961)	—
Total current liabilities	261,174	1,508,325	(663,363)	1,106,136
Long-term liabilities
Long-term debt, net of current maturities	—	797,940	—	797,940
Finance lease liabilities	690	15,201	(3,889)	12,002
Operating lease liabilities	10,192	302,258	—	312,450
Long term note payable to Parent	—	3,000	(3,000)	—
Other liabilities	—	153,152	(100,507)	52,645
Total liabilities	272,056	2,779,876	(770,759)	2,281,173
Commitments and contingencies
Noncontrolling interest	—	—	40,976	40,976
Stockholders’ equity
Common stock	497	—	—	497
Additional paid-in capital	901,221	(205,916)	262,636	957,941
Accumulated earnings (deficit)	541,376	904,494	(904,494)	541,376
Accumulated other comprehensive income (loss)	11,726	9,622	(9,622)	11,726
Total stockholders’ equity	1,454,820	708,200	(651,480)	1,511,540
Total liabilities, noncontrolling interest, and stockholders’ equity	$1,726,876	$3,488,076	$(1,381,263)	$3,833,689

	Three Months Ended September 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$427	$3,019,835	$32,173	$3,052,435

Operating expenses
Cost of revenues (excluding depreciation)	—	2,319,373	17,776	2,337,149
Operating expense (excluding depreciation)	—	163,365	2,745	166,110
Depreciation and amortization	635	35,155	3,228	39,018
General and administrative expense (excluding depreciation)	7,612	19,058	(19)	26,651
Equity (earnings) losses from refining and logistics investments	—	—	7,552	7,552
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	3,377	—	3,377
Other operating loss (gain), net	—	438	—	438
Total operating expenses	8,247	2,540,766	31,282	2,580,295

Operating income (loss)	(7,820)	479,069	891	472,140

Other income (expense)
Interest expense and financing costs, net	128	(6,775)	(320)	(6,967)
Debt extinguishment and commitment costs	—	128	—	128
Other income (expense), net	—	(153)	(5)	(158)
Equity earnings (losses) from subsidiaries	361,002	—	(361,002)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	(239)	(239)
Total other income (expense), net	361,130	(6,800)	(361,566)	(7,236)

Income (loss) before income taxes	353,310	472,269	(360,675)	464,904
Income tax benefit (expense) (1)	—	(112,441)	2,481	(109,960)
Net income (loss)	353,310	359,828	(358,194)	354,944
Less:
Net income attributable to noncontrolling interest	—	—	1,634	1,634
Net income attributable to Par Pacific stockholders	$353,310	$359,828	$(359,828)	$353,310

Adjusted EBITDA	$(7,165)	$646,069	$7,073	$645,977

	Three Months Ended September 30, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,012,932	$4	$2,012,936

Operating expenses
Cost of revenues (excluding depreciation)	—	1,453,697	—	1,453,697
Operating expense (excluding depreciation)	—	140,029	—	140,029
Depreciation and amortization	546	35,691	47	36,284
General and administrative expense (excluding depreciation)	6,257	17,985	—	24,242
Equity (earnings) losses from refining and logistics investments	—	—	(6,353)	(6,353)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	4,525	—	4,525
Other operating loss (gain), net	—	23	—	23
Total operating expenses	8,776	1,651,950	(6,306)	1,654,420

Operating income (loss)	(8,776)	360,982	6,310	358,516

Other income (expense)
Interest expense and financing costs, net	(15)	(21,342)	85	(21,272)
Debt extinguishment and commitment costs	—	—	—	—
Other income (expense), net	(5)	(104)	—	(109)
Equity earnings (losses) from subsidiaries	271,427	—	(271,427)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	8,202	8,202
Total other income (expense), net	271,407	(21,446)	(263,140)	(13,179)

Income (loss) before income taxes	262,631	339,536	(256,830)	345,337
Income tax benefit (expense) (1)	—	(82,741)	35	(82,706)
Net income (loss)	$262,631	$256,795	$(256,795)	$262,631
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Par Pacific stockholders	$262,631	$256,795	$(256,795)	$262,631

Adjusted EBITDA	$(6,262)	$370,802	$7,941	$372,481

	Nine Months Ended September 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$968	$7,818,855	$25,231	$7,845,054

Operating expenses
Cost of revenues (excluding depreciation)	—	5,979,278	32,564	6,011,842
Operating expense (excluding depreciation)	—	458,392	7,358	465,750
Depreciation and amortization	1,785	102,343	5,804	109,932
General and administrative expense (excluding depreciation)	22,808	56,784	(19)	79,573
Equity (earnings) losses from refining and logistics investments	—	—	(5,745)	(5,745)
Acquisition and integration costs	64	—	—	64
Par West redevelopment and other costs	—	10,038	—	10,038
Other operating loss (gain), net	152	1,433	—	1,585
Total operating expenses	24,809	6,608,268	39,962	6,673,039

Operating income (loss)	(23,841)	1,210,587	(14,731)	1,172,015

Other income (expense)
Interest expense and financing costs, net	111	(36,380)	(900)	(37,169)
Debt extinguishment and commitment costs	—	(11,395)	—	(11,395)
Other income (expense), net	(18)	(307)	(18)	(343)
Equity earnings (losses) from subsidiaries	893,639	—	(893,639)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	7,274	7,274
Total other income (expense), net	893,732	(48,082)	(887,283)	(41,633)

Income (loss) before income taxes	869,891	1,162,505	(902,014)	1,130,382
Income tax benefit (expense) (1)	—	(275,741)	9,395	(266,346)
Net income (loss)	$869,891	$886,764	$(892,619)	$864,036
Less:
Net income (loss) attributable to noncontrolling interest	—	—	(5,855)	(5,855)
Net income attributable to Par Pacific stockholders	$869,891	$886,764	$(886,764)	$869,891

Adjusted EBITDA	$(21,838)	$1,318,244	$12,321	$1,308,727

	Nine Months Ended September 30, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$5,651,376	$34	$5,651,410

Operating expenses
Cost of revenues (excluding depreciation)	—	4,606,536	—	4,606,536
Operating expense (excluding depreciation)	—	432,863	—	432,863
Depreciation and amortization	1,551	105,890	141	107,582
General and administrative expense (excluding depreciation)	20,791	51,342	—	72,133
Equity (earnings) losses from refining and logistics investments	—	—	(21,172)	(21,172)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	13,197	—	13,197
Other operating loss (gain), net	—	(1,202)	—	(1,202)
Total operating expenses	24,315	5,208,626	(21,031)	5,211,910

Operating income (loss)	(24,315)	442,750	21,065	439,500

Other income (expense)
Interest expense and financing costs, net	(65)	(65,419)	258	(65,226)
Debt extinguishment and commitment costs	—	(25)	—	(25)
Other income (expense), net	(22)	(621)	—	(643)
Equity earnings (losses) from subsidiaries	316,093	—	(316,093)	—
Equity earnings (losses) from Laramie Energy, LLC	—	—	10,784	10,784
Total other income (expense), net	316,006	(66,065)	(305,051)	(55,110)

Income (loss) before income taxes	291,691	376,685	(283,986)	384,390
Income tax benefit (expense) (1)	—	(92,226)	(473)	(92,699)
Net income (loss)	$291,691	$284,459	$(284,459)	$291,691
Less:
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Par Pacific stockholders	$291,691	$284,459	$(284,459)	$291,691

Adjusted EBITDA	$(20,603)	$515,667	$25,392	$520,456
________________________________________
(1)    The income tax benefit (expense) of the Parent Guarantor and Issuer and its Restricted Subsidiaries is determined using the separate return method. The Non-Guarantor Subsidiaries and Eliminations column includes tax benefits recognized at the Par consolidated level that are primarily associated with changes to the consolidated valuation allowance and other deferred tax balances.
Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Issuer and its Restricted Subsidiaries,” and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in a similar manner as the Par Pacific Holdings, Inc. Adjusted EBITDA. Net income (loss), which management considers the most directly comparable GAAP measure, is used as the basis for the calculation instead of Net income (loss) attributable to Par Pacific stockholders because certain adjustments to Adjusted Net Income (Loss) attributable to Par Pacific Stockholders used in calculating Adjusted EBITDA are not practicably segregated at these levels. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA” above.

The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$353,310	$359,828	$(358,194)	$354,944
Inventory valuation adjustment	—	(14,910)	(7,319)	(22,229)
Environmental obligation mark-to-market adjustments	—	51,444	—	51,444
Unrealized loss on derivatives	—	90,293	749	91,042
Acquisition and integration costs	—	—	—	—
Par West redevelopment and other costs	—	3,377	—	3,377
Debt extinguishment and commitment costs	—	(128)	—	(128)
Severance costs and other non-operating expense	20	59	—	79
Other operating loss (gain), net	—	438	—	438
Equity losses from Laramie Energy, LLC, excluding cash distributions	—	—	239	239
Par's portion of accounting policy differences from refining and logistics investments	—	—	7,898	7,898
Depreciation and amortization	635	35,155	3,228	39,018
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	(128)	8,072	320	8,264
Equity losses (income) from subsidiaries	(361,002)	—	361,002	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	1,631	1,631
Income tax expense (benefit)	—	112,441	(2,481)	109,960
Adjusted EBITDA (1)	$(7,165)	$646,069	$7,073	$645,977

	Three Months Ended September 30, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$262,631	$256,795	$(256,795)	$262,631
Inventory valuation adjustment	—	(20,366)	—	(20,366)
Environmental obligation mark-to-market adjustments	—	(6,362)	—	(6,362)
Unrealized loss (gain) on derivatives	—	(3,840)	—	(3,840)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	4,525	—	4,525
Debt extinguishment and commitment costs	—	—	—	—
Severance costs and other non-operating expense (2)	—	58	—	58
Other operating loss (gain), net	—	23	—	23
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(8,202)	(8,202)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(526)	(526)
Depreciation and amortization	546	35,691	47	36,284
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	15	21,537	(85)	21,467
Equity losses (income) from subsidiaries	(271,427)	—	271,427	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	2,110	2,110
Income tax expense (benefit)	—	82,741	(35)	82,706
Adjusted EBITDA (1)	$(6,262)	$370,802	$7,941	$372,481

	Nine Months Ended September 30, 2026
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$869,891	$886,764	$(892,619)	$864,036
Inventory valuation adjustment	—	(126,977)	7,818	(119,159)
Environmental obligation mark-to-market adjustments	—	(19,307)	—	(19,307)
Unrealized loss on derivatives	—	138,378	651	139,029
Acquisition and integration costs	64	—	—	64
Par West redevelopment and other costs	—	10,038	—	10,038
Debt extinguishment and commitment costs	—	11,395	—	11,395
Severance costs and other non-operating expense (2)	20	125	—	145
Other operating loss (gain), net	152	1,433	—	1,585
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(7,274)	(7,274)
Par's portion of accounting policy differences from refining and logistics investments	—	—	7,303	7,303
Depreciation and amortization	1,785	102,343	5,804	109,932
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	(111)	38,311	900	39,100
Equity losses (income) from subsidiaries	(893,639)	—	893,639	—
Par's portion of interest, taxes, and depreciation and amortization expense from refining and logistics investments	—	—	5,494	5,494
Income tax expense (benefit)	—	275,741	(9,395)	266,346
Adjusted EBITDA (1)	$(21,838)	$1,318,244	$12,321	$1,308,727

	Nine Months Ended September 30, 2025
	Parent Guarantor	Issuer and its Restricted Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$291,691	$284,459	$(284,459)	$291,691
Inventory valuation adjustment	—	(3,523)	—	(3,523)
Environmental obligation mark-to-market adjustments	—	(48)	—	(48)
Unrealized loss (gain) on derivatives	—	(41,363)	—	(41,363)
Acquisition and integration costs	1,973	—	—	1,973
Par West redevelopment and other costs	—	13,197	—	13,197
Debt extinguishment and commitment costs	—	25	—	25
Severance costs and other non-operating expense (2)	210	1,126	—	1,336
Equity earnings from Laramie Energy, LLC, excluding cash distributions	—	—	(10,784)	(10,784)
Par's portion of accounting policy differences from refining and logistics investments	—	—	(1,997)	(1,997)
Depreciation and amortization	1,551	105,890	141	107,582
Interest expense and financing costs, net, excluding unrealized interest rate derivative loss (gain)	65	64,880	(258)	64,687
Equity losses (income) from subsidiaries	(316,093)	—	316,093	—
Par's portion of interest, taxes, and depreciation expense from refining and logistics investments	—	—	6,183	6,183
Income tax expense	—	92,226	473	92,699
Other operating loss (gain), net	—	(1,202)	—	(1,202)
Adjusted EBITDA (1)	$(20,603)	$515,667	$25,392	$520,456
________________________________________
(1)Please read the Non-GAAP Performance Measures and Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA discussions above for information regarding the components of Adjusted Net Income (Loss) attributable to Par Pacific stockholders and Adjusted EBITDA.

(2)For the nine months ended September 30, 2025, we incurred $0.3 million of stock-based compensation expense associated with equity award modifications.
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
Our liquidity position as of September 30, 2026, was $2.4 billion, consisting of $731.1 million of cash and cash equivalents and $1.7 billion of availability under the ABL Credit Facility due 2031. Generally, the primary uses of our capital resources have been to fund the operations of our refining and retail segments, to make payments related to acquisitions, to repay or refinance indebtedness, and to repurchase shares of our common stock.
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
Cash Requirements. Other than the transactions discussed above, there have been no material changes outside the ordinary course of business to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$1,080,731	$351,537
Net cash used in investing activities	(120,180)	(119,056)
Net cash used in financing activities	(386,576)	(265,343)
Cash flows for the nine months ended September 30, 2026
Net cash provided by operating activities for the nine months ended September 30, 2026, was primarily driven by net income of $864.0 million and non-cash charges to operations and non-operating items of approximately $414.2 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $197.5 million.

Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $413.2 million increase in crude oil, feedstock, and refined product inventories driven by higher commodity prices,
•	a $303.3 million increase in Accounts receivable primarily driven by timing of collections and rising prices,
•	a $146.5 million increase in prepaid and other expenses primarily driven by increases in derivative assets, and
•	deferred turnaround expenditures of $87.4 million driven by Hawaii refinery turnaround activities,

partially offset by:

•	an increase in Accounts payable of $516.5 million primarily driven by timing of crude oil payments and increased crude oil pricing,
•	a $97.8 million increase in obligations under inventory financing agreements primarily due to higher financed inventory volumes, and
•	a $95.8 million increase in accrued federal and state income taxes payable and a $25.1 million increase in accrued other taxes, both driven by higher taxable income.

    Net cash used in investing activities for the nine months ended September 30, 2026, consisted primarily of $120.2 million of additions to property, plant, and equipment driven by profit improvement and maintenance projects at our refineries, including planned maintenance at our Hawaii and Washington refineries and our Hawaii renewable hydrotreater project.
Net cash used in financing activities was approximately $386.6 million for the nine months ended September 30, 2026, and consisted primarily of:

•	net repayments of debt of $811.7 million driven by the repayments of the Term Loan Credit Agreement and ABL Credit Facility,
•	repurchases of common stock of $47.4 million,
•	payments of $18.4 million of deferred loan costs related to the issuance of our 2034 Notes and ABL Credit Facility amendment, and
•	$18.2 million related to stock option exercises settled in cash,

partially offset by:

•	the issuance of our 2034 Notes for $500.0 million.
Cash flows for the nine months ended September 30, 2025
Net cash provided by operating activities for the nine months ended September 30, 2025, was driven primarily by net income of $291.7 million and non-cash charges to operations and non-operating items of approximately $141.1 million, partially offset by net cash used for changes in operating assets and liabilities of approximately $81.3 million. Non-cash charges to operations and non-operating items consisted primarily of the following adjustments:

•	depreciation and amortization expenses of $107.6 million,
•	an $81.3 million change in deferred tax assets driven by our net income during the period, and
•	stock-based compensation expenses of $11.8 million,

partially offset by:

•	unrealized gain on derivatives contracts of $41.4 million driven by freight and inventory hedges.
Net cash used for changes in operating assets and liabilities resulted primarily from:

•	a $265.0 million increase in Inventories driven by the return of previously retired RINs as a result of SREs received for the 2019 through 2024 compliance years, and

•	an increase in deferred turnaround expenditures of $100.0 million driven by expenditures related to Montana refinery turnaround activities,

partially offset by:

•	an increase in environmental credit obligations of $134.4 million driven by current period production,
•	a $48.9 million decrease in Accounts receivable primarily driven by timing of collections,
•	a $46.5 million increase in Obligations under inventory financing agreements primarily due to increases in the step-out liability driven by higher volumes,
•	a $30.1 million decrease in derivative collateral, and
•	a $19.1 million decrease in prepaid insurance.
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
Critical Accounting Estimates
For the nine months ended September 30, 2026, there have been no material changes to critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all of which may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, the impact of the Russia-Ukraine war, military conflicts in the Middle East, the political activity in Venezuela, Houthi-related disruptions in the Red Sea, the ongoing military conflict with Iran and disruptions in the Strait of Hormuz, and certain developments in the global crude oil markets, on our business, our customers, and the markets where we operate; the impact of tariffs and potential disruptions in international trade on our business; our beliefs regarding available capital resources; our beliefs regarding the likely results or impact of certain disputes or contingencies and any potential fines or penalties; our beliefs regarding the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital expenditures, including the timing and cost of compliance with consent decrees and other enforcement actions; our expectations regarding the impact of the adoption of certain accounting standards; our estimates regarding the fair value of certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of our acquisitions; our expectations regarding certain tax liabilities and debt obligations; management’s assumptions about the impact of future events on our existing business; the expected production volumes and operating performance of renewable fuels production in Hawaii through the Hawaii Renewables, LLC joint venture, as well as the commercial and other benefits anticipated from that joint venture; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the

Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our disclosures about market risks as of and for the nine months ended September 30, 2026, as compared to our disclosures about market risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read “Note 15—Commitments and Contingencies” to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors included under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors discussed in our 2025 Form 10-K, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock, and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility due 2031 and the 2034 Notes, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2026:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2026	2,489	$67.34	—	$248,262,266
August 1 - August 31, 2026	113	80.32	—	248,262,266
September 1 - September 30, 2026	125,716	80.30	124,497	238,264,776
Total	128,318	$80.05	124,497	$238,264,776
________________________________________________
(1)On February 20, 2026, the Board authorized a share repurchase program for up to $250 million of common stock, with no specified end date. This repurchase program terminated and replaced the prior authorization to repurchase up to $250 million of common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.
Amended Performance Restricted Stock Units
The Company’s named executive officers receive annual grants of performance-based restricted stock units that vest after three years. These grants are earned based on a payout matrix determined by the Compensation Committee of the Board (the “Compensation Committee”) that is based on three-year aggregate Adjusted EBITDA as a percentage of budgeted Adjusted EBITDA and total shareholder return (“TSR”) as a percentage of the average TSR of a designated peer group. If threshold performance goals are not achieved, none of the target amount of shares of common stock issuable pursuant to the restricted stock units may be issued. If threshold performance goals are exceeded, up to 200% of the targeted amount of shares of common stock issuable pursuant to the restricted stock units may be issued. On November 2, 2026, the Board of Directors amended all outstanding performance-based restricted stock unit awards to clarify that, upon a change of control, the number of shares of Company common stock to be issued shall equal the greater of (i) one hundred percent (100%) of the targeted amount, or (ii) threshold performance goals calculated from the grant date through such change of control date pursuant to the applicable payout matrix.
The foregoing description of the amended performance-based restricted stock units is qualified in its entirety by reference to the full text of the form of amended and restated performance-based restricted stock units, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

4.5	Form of 7.375% Senior Notes due 2034 (Incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2026).

10.1	Employment Offer Letter with Jerry Stumbo dated August 19, 2026.* ****

10.2	Form of Award of Amended and Restated Performance Restricted Stock Units.* ****

10.3	Amendment #3 to the Par Pacific Holdings, Inc. Severance Plan for Senior Officers, dated as of November 2, 2026.* ****

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: November 4, 2026